Form 10-Q
period 2012-03-31
CHESAPEAKE GRANITE WASH TRUST
filed 2012-05-15
CIK 1524769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2012

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

As of May 15, 2012, 35,062,500 Common Units and 11,687,500 Subordinated Units representing beneficial interests in Chesapeake Granite Wash Trust were outstanding.

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

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) includes “forward-looking statements” about the Trust and Chesapeake and other matters discussed herein that are subject to risks and uncertainties that are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this document, including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I and “Risk Factors” in Item 1A of Part II and elsewhere herein regarding the proved oil and natural gas reserves associated with the properties underlying the Royalty Interests, the Trust’s or Chesapeake’s future financial position, business strategy, budgets, project costs and plans and objectives for future operations, information regarding target distributions, statements pertaining to future development activities and costs, statements regarding the number of development wells to be completed in future periods and information regarding production and reserve growth, are forward-looking statements. Actual outcomes and results may differ materially from those projected. Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “plan,” “goal,” “assume,” “target,” “should,” “intend” or other words that convey the uncertainty of future events or outcomes. These forward-looking statements are based on current expectations and assumptions about future events. These statements are based on certain assumptions made by the Trust, and by Chesapeake in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform with such expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Item 1A of Part I of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2011, and those set from time to time in the Trust’s filings with the Securities and Exchange Commission, which could affect the future results of the energy industry in general, and the Trust and Chesapeake in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on Chesapeake’s business and the Trust. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. The Trustee relies on Chesapeake for information regarding the Royalty Interests, the Underlying Properties and Chesapeake itself. The Trust undertakes no obligation to publicly update or revise any forward-looking statements.

ITEM 1. Financial Statements

CHESAPEAKE GRANITE WASH TRUST

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

($ in thousands)

(Unaudited)

	March 31,	December 31,
	2012	2011
ASSETS:
Cash and cash equivalents	$1,130	$1,216
Investment in royalty interest	487,793	487,793
Less: accumulated amortization	(18,255)	(5,350)

Net investment in royalty interest	469,538	482,443

Total assets	$470,668	$483,659

LIABILITIES AND TRUST CORPUS:
Loan from Chesapeake	$—	$200
Short-term derivative liability	12,267	7,604

Total short-term liabilities	12,267	7,804

Long-term derivative liability	23,468	12,937

Trust corpus; 35,062,500 common units and 11,687,500 subordinated units authorized and outstanding	434,933	462,918

Total liabilities and trust corpus	$470,668	$483,659

The accompanying notes are an integral part of these financial statements.

CHESAPEAKE GRANITE WASH TRUST

STATEMENT OF DISTRIBUTABLE INCOME

THREE MONTHS ENDED MARCH 31, 2012

($ in thousands, except per unit data)

(Unaudited)

REVENUES:
Royalty income	$36,070
Interest income	1

Total Revenues	36,071

EXPENSES:
Production taxes	752
Trust administrative expenses	362
Derivative settlement loss	824
Cash reserves withheld	114

Total Expenses	2,052

Distributable income	34,019

Distributable income per unit (46,750,000 units)	$0.7277

CHESAPEAKE GRANITE WASH TRUST

STATEMENT OF CHANGES IN TRUST CORPUS

THREE MONTHS ENDED MARCH 31, 2012

($ in thousands)

(Unaudited)

TRUST CORPUS: December 31, 2011	$462,918
Additional cash reserves	114
Amortization of investment in royalty interest	(12,905)
Change in derivative liability	(15,194)
Distributable income	34,019
Distributions paid to unitholders	(34,019)

TRUST CORPUS: March 31, 2012	$434,933

The accompanying notes are an integral part of these financial statements.

CHESAPEAKE GRANITE WASH TRUST

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. Organization of the Trust

Chesapeake Granite Wash Trust (the “Trust”) is a statutory trust formed on June 29, 2011 by Chesapeake Energy Corporation (“Chesapeake”) under the Delaware Statutory Trust Act pursuant to an initial trust agreement by and among Chesapeake, as Trustor, The Bank of New York Mellon Trust Company, N.A., as Trustee (the “Trustee”), and The Corporation Trust Company, as Delaware Trustee (the “Delaware Trustee”).

The Trust was created to own royalty interests (the “Royalty Interests”) for the benefit of Trust unitholders pursuant to a trust agreement dated as of June 29, 2011 and subsequently amended and restated as of November 16, 2011 by and among Chesapeake, Chesapeake Exploration, L.L.C., a wholly owned subsidiary of Chesapeake, the Trustee and the Delaware Trustee (the “Trust Agreement”). The Royalty Interests are derived from Chesapeake’s interests in specified oil and natural gas properties located in the Colony Granite Wash play in Washita County in the Anadarko Basin of western Oklahoma (the “Underlying Properties”). Chesapeake conveyed the Royalty Interests to the Trust from (a) Chesapeake’s interests in 69 existing horizontal wells (the “Producing Wells”), and (b) Chesapeake’s interests in 118 horizontal development wells (the “Development Wells”) that have been or that are to be drilled on properties held by Chesapeake within an area of mutual interest (the “AMI”) in Washita County in western Oklahoma. Pursuant to a development agreement with the Trust, Chesapeake intends to drill and complete, or cause to be drilled and completed, the Development Wells by June 30, 2015 and is obligated to complete such drilling by June 30, 2016. Chesapeake has retained an interest in each of the Producing Wells and Development Wells and currently operates 95% of the Producing Wells and the completed Development Wells and expects to operate approximately 92% of the remaining Development Wells.

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

Through an initial public offering in November 2011, the Trust sold 23,000,000 common units, representing beneficial interests in the Trust, to the public, including 3,000,000 common units sold pursuant to the option to purchase additional units exercised by the underwriters, for cash proceeds of approximately $409.7 million, net of $27.3 million in underwriting and structuring fees. The Trust delivered the net proceeds of the initial public offering, along with 12,062,500 common units and 11,687,500 subordinated units, to certain wholly owned subsidiaries of Chesapeake in exchange for the conveyance of the Royalty Interests to the Trust. Upon completion of these transactions, there were 46,750,000 Trust units issued and outstanding, consisting of 35,062,500 common units and 11,687,500 subordinated units. The common units and subordinated units have identical rights and privileges, except with respect to their voting rights and rights to receive distributions as described below.

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

CHESAPEAKE GRANITE WASH TRUST

NOTES TO FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

2. Basis of Presentation and Significant Accounting Policies

Basis of Accounting. The accompanying Statement of Assets, Liabilities and Trust Corpus as of December 31, 2011, which has been derived from audited financial statements, and the unaudited interim financial statements of the Trust as of March 31, 2012 and for the three month period ended March 31, 2012, have been presented in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and include all adjustments which are, in the opinion of the Trustee, necessary for a fair statement of the results for the interim periods presented. The accompanying unaudited interim financial statements should be read in conjunction with the December 31, 2011 audited financial statements and notes of the Trust included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2011.

Financial statements of the Trust differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as the Trust records revenues when received and expenses when paid and may also establish certain cash reserves for contingencies which would not be accrued in financial statements prepared in accordance with GAAP. This non-GAAP, comprehensive basis of accounting corresponds to the accounting principles permitted for royalty trusts by the SEC as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.

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

CHESAPEAKE GRANITE WASH TRUST

NOTES TO FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

Risk and Uncertainties. The Trust’s revenue and distributions are substantially dependent upon the prevailing and future prices for oil, natural gas liquids and natural gas, each of which depends on numerous factors beyond the Trust’s control such as economic conditions, regulatory developments and competition from other energy sources. Oil, natural gas liquids and natural gas prices historically have been volatile, and may be subject to significant fluctuations in the future. The Trust’s hedging arrangements serve to mitigate a portion of the effect of this price volatility. See Note 3 for the Trust’s open commodity derivative contracts.

Chesapeake’s ability to perform its obligations to the Trust will depend on its future financial condition and economic performance and access to capital, which in turn will depend upon the supply and demand for oil, natural gas liquids and natural gas, prevailing economic conditions and financial, business and other factors, many of which are beyond Chesapeake’s control.

If Chesapeake were to default on its obligation to drill the Development Wells, the Trust would be able to foreclose on a drilling support lien (the “Drilling Support Lien”) to the extent of Chesapeake’s remaining interests in the undeveloped portions of the AMI, file a lawsuit to collect money damages from Chesapeake and pursue other available legal remedies against Chesapeake. However, the Trust is not permitted to obtain specific performance from Chesapeake of its drilling obligation and the maximum amount the Trust can recover in a foreclosure or other action is limited to approximately $205.1 million as of May 10, 2012. The Drilling Support Lien will decrease as the remaining Development Wells are drilled and completed.

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

Investment in Royalty Interests. The conveyance of the Royalty Interests to the Trust was accounted for as a transfer of properties between entities under common control and recorded at the historical cost of Chesapeake (“Investment in Royalty Interests”), which is based on an allocation of the historical net book value of Chesapeake’s full cost pool according to the fair value of the Royalty Interests relative to the fair value of Chesapeake’s proved reserves. The carrying value of the Trust’s Investment in Royalty Interests will not necessarily be indicative of the fair value of such Royalty Interests. The Trust is not burdened by development costs of the Royalty Interests.

CHESAPEAKE GRANITE WASH TRUST

NOTES TO FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

Derivatives. To mitigate a portion of the exposure to adverse market changes of oil and natural gas liquids prices, the Trust is party to hedging arrangements with its hedge counterparty. See Note 3 for discussion of the derivative contracts currently outstanding.

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

On November 16, 2011, Chesapeake novated the derivative contracts described in the table below to the Trust pursuant to which the Trust became party to hedging arrangements covering a portion of its oil and natural gas liquids production from October 1, 2011 through September 30, 2015. These commodity derivative contracts consist of fixed-price oil swaps, in which the Trust receives a fixed price and pays a floating market price, based on New York Mercantile Exchange (“NYMEX”), to the counterparty for the underlying commodity of the derivative. As a party to these contracts, the Trust will receive payments directly from its counterparty or be required to pay any amounts owed directly to its counterparty. All swaps are net settled based on the difference between the fixed-price payment and the floating-price payment. Settlements are due on a quarterly basis, including the first two months of the calendar quarter just ended and the last month of the calendar quarter prior to that one. Any payment due to or from such counterparty will be made by the 40th day following the end of the calendar quarter in which such payments become due. The first settlement date for the Trust’s derivative contracts was on February 7, 2012.

The Trust’s obligations to the counterparty under the hedging arrangements are secured by proved reserves attributable to the Trust’s interest in the Underlying Properties. The counterparty’s obligations under the facility must be secured by cash or short-term U.S. Treasury instruments to the extent that any mark-to-market amounts owed to the Trust exceeds defined thresholds. Mark-to-market amounts did not exceed the defined thresholds as of March 31, 2012.

CHESAPEAKE GRANITE WASH TRUST

NOTES TO FINANCIAL STATEMENTS – (Continued)

(Unaudited)

As of March 31, 2012, the Trust had the following oil derivative instruments:

	Fixed-Price Oil Swaps
Production Quarter	Volume (mbbl)	Weighted Avg. Price (per bbl)	Fair Value ($ in thousands)
Q4 2011(1)	55.3	$84.74	$(864)
Q1 2012	163.7	84.99	(2,842)
Q2 2012	166.9	85.71	(3,091)
Q3 2012	176.6	86.40	(3,222)
Q4 2012	185.5	86.98	(3,374)
Q1 2013	182.2	87.37	(3,180)
Q2 2013	184.3	87.60	(3,006)
Q3 2013	187.9	87.79	(2,857)
Q4 2013	184.2	87.99	(2,573)
Q1 2014	179.8	88.08	(2,224)
Q2 2014	180.3	88.21	(1,949)
Q3 2014	178.8	88.34	(1,732)
Q4 2014	174.3	88.45	(1,521)
Q1 2015	171.0	88.59	(1,300)
Q2 2015	175.4	88.76	(1,099)
Q3 2015	153.6	88.90	(901)

Total	2,699.8	$87.56	$(35,735)

(1)	Includes December 2011 production that will be settled in May 2012. 108.2 mmbls of October and November 2011 production was settled in February 2012 at a loss of $0.8 million.

Estimated production of natural gas liquids is hedged with oil contracts using a conversion ratio of one barrel of natural gas liquids to 49.2% of a barrel of oil. Since late 2011, natural gas liquids prices have decreased relative to oil prices. To the extent oil and natural gas liquids prices are not correlated, the hedging arrangements will not effectively mitigate the price risk of the Trust’s natural gas liquids production.

In accordance with accounting guidance for derivatives and hedging, and because a legal right of set-off exists, the Trust has netted the value of its hedging arrangements with the counterparty in the accompanying statement of assets, liabilities and trust corpus. Derivative liability reflected as short-term represents the estimated fair value of derivatives scheduled to settle over the next twelve months based on market prices as of March 31, 2012. The Trust does not apply hedge accounting to any of its derivative instruments, and therefore, any changes in the fair value of the derivative contracts prior to settlement will be accounted for as an adjustment to Trust corpus. Results of settled derivatives are reflected in distributable income in the period when paid. For the 2012 first quarter, the Trust settled derivative contracts for October and November 2011 production that resulted in a payment to the counterparty of $0.8 million.

4. Income Taxes

The Trust is a Delaware statutory trust that is treated as a partnership for federal income tax purposes. The Trust is not required to pay federal or state income taxes. Accordingly, no provision for federal or state income tax has been made.

CHESAPEAKE GRANITE WASH TRUST

NOTES TO FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Trust unitholders are treated as partners of the Trust for U.S. federal income tax purposes. The Trust Agreement contains tax provisions that generally allocate the Trust’s income, deductions and credits among the Trust unitholders in accordance with their percentage interests in the Trust. The Trust Agreement also sets forth the tax accounting principles to be applied by the Trust.

5. Related Party Transactions

Trustee Administrative Fee. Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $175,000 to the Trustee, paid in equal quarterly installments. The administrative fee may be adjusted for inflation by no more than 3% in any calendar year beginning in 2015.

Agreements with Chesapeake. In connection with the initial public offering and the conveyance of the Royalty Interests to the Trust, the Trust entered into an administrative service agreement, a development agreement and a registration rights agreement with Chesapeake.

Pursuant to the administrative services agreement, Chesapeake provides the Trust with certain accounting, tax preparation, bookkeeping and information services related to the Royalty Interests and the registration rights agreement. In return for the services provided by Chesapeake under the administrative services agreement, the Trust pays Chesapeake, in equal quarterly installments, an annual fee of $200,000, which will remain fixed for the life of the Trust. Chesapeake is also entitled to receive reimbursement for its actual out-of-pocket fees, costs and expenses incurred in connection with the provision of any of the services under the agreement.

Additionally, the administrative services agreement established Chesapeake as the Trust’s hedge manager, pursuant to which Chesapeake has the authority, on behalf of the Trust, to administer the Trust’s derivative contracts. As hedge manager, Chesapeake also has authority to terminate, restructure or otherwise modify all or any portion of the derivative contracts to the extent that Chesapeake reasonably determines, acting in good faith, that the volumes hedged under such contracts exceed, or are expected to exceed, the combined estimated production attributable to the Royalty Interests over the periods hedged. However, in fulfilling its role as hedge manager, Chesapeake does not act as a fiduciary for the Trust and has no affirmative duty to modify any of the Trust’s derivative contracts, except as required by the hedging arrangements and the administrative services agreement. Moreover, the Trust will indemnify Chesapeake for any actions it takes in this regard.

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

The Trust entered into a development agreement with Chesapeake that obligates Chesapeake to drill and complete, or cause to be drilled and completed, the Development Wells by June 30, 2015. In the event of delays, Chesapeake will have until June 30, 2016 to fulfill its drilling obligation. Additionally, Chesapeake agreed not to drill and complete, or permit any other person within its control to drill and complete, any well in the AMI other than the Development Wells until Chesapeake has met its obligation to drill the Development Wells.

In drilling the Development Wells, Chesapeake is required to act diligently and as a reasonable prudent oil and gas operator would act under the same or similar circumstances as if it were acting with respect to its own properties, disregarding the existence of the Royalty Interests as burdens affecting such properties (the “Reasonably Prudent Operator Standard”). Where Chesapeake does not operate the Underlying Properties, Chesapeake is required to use commercially reasonable efforts to exercise its

CHESAPEAKE GRANITE WASH TRUST

NOTES TO FINANCIAL STATEMENTS – (Continued)

(Unaudited)

contractual rights to cause the operators of such Underlying Properties to adhere to the Reasonably Prudent Operator Standard. Chesapeake expects that the drilling and completion techniques used for the Development Wells will be generally consistent with those used for the Producing Wells, the existing Development Wells, and other Colony Granite Wash producing wells outside of the AMI.

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

Chesapeake’s drilling activity with respect to the Development Wells is consistent with its intent to meet the drilling obligation contemplated by the development agreement. As of May 10, 2012, Chesapeake had drilled and completed, or caused to be drilled or completed, a total of 24 wells in the AMI (approximately 25.9 Development Wells as calculated under the development agreement), reducing the amount that may be recovered under the Drilling Support Lien to approximately $205.1 million.

The Trust also entered into a registration rights agreement for the benefit of Chesapeake and certain of its affiliates (each, a “holder”). Pursuant to the registration rights agreement, the Trust agreed to register the Trust units held by each such holder for resale under the Securities Act of 1933 (as amended). In connection with the preparation and filing of any registration statement, Chesapeake will bear all costs and expenses incidental to any registration statement, excluding certain internal expenses of the Trust, which will be borne by the Trust, and any underwriting discounts and commissions, which will be borne by the seller of the Trust units.

Loan Commitment. Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course expenses as they become due, Chesapeake will loan funds to the Trust necessary to pay such expenses. Any funds loaned by Chesapeake pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness for borrowed money of the Trust. If Chesapeake loans funds pursuant to this commitment, unless Chesapeake agrees otherwise, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. As of December 30, 2011, a $0.2 million non-interest bearing loan was outstanding with Chesapeake, and the loan was repaid in February 2012.

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

CHESAPEAKE GRANITE WASH TRUST

NOTES TO FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

The following table provides fair value measurement information for financial assets (liabilities) measured at fair value on a recurring basis as of March 31, 2012:

	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Fair Value
	($ in thousands)
Financial Assets (Liabilities):

Cash equivalents	$1,130	$—	$—	$1,130

Derivative liabilities	—	(35,735)	—	(35,735)

Total	$1,130	$(35,735)	$—	$(34,605)

7. Distributions to Unitholders

The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s expenses, approximately 60 days following the completion of each quarter through (and including) the quarter ending June 30, 2031. On February 8, 2012, the Trust declared a cash distribution of $0.7277 per unit, consisting of proceeds attributable to production from September 1, 2011 through November 30, 2011, to record unitholders as of February 20, 2012. The distribution was paid on March 1, 2012.

CHESAPEAKE GRANITE WASH TRUST

NOTES TO FINANCIAL STATEMENTS – (Continued)

(Unaudited)

8. Subsequent Events

On May 10, 2012, the Trust declared a cash distribution of $0.6588 per unit, consisting of proceeds attributable to production from December 1, 2011 to February 29, 2012, to record unitholders as of May 21, 2012. The distribution will be paid on or about May 31, 2012. Distributable income attributable to production from December 1, 2011 to February 29, 2012 was calculated as follows (in thousands except for unit and per unit amounts):

Revenues:
Royalty income(1)	$34,555

Total Revenues	$34,555

Expenses:
Production taxes	798
Trust administrative expenses	389
Derivative settlement loss	2,567

Total Expenses	3,754

Distributable income available to unitholders	$30,801

Distributable income per unit (46,750,000 units issued and outstanding)	$0.6588

(1)	Net of certain post-production expenses.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis is intended to help the reader understand the Trust’s financial condition and results of operations. This discussion and analysis should be read in conjunction with the Trust’s unaudited interim financial statements and the accompanying notes relating to the Trust and the Underlying Properties included in Item 1 of Part I of this Quarterly Report as well as the Trust’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”). Capitalized items in this Item 2 have the same meanings ascribed to them in Note 1 to the Trust’s financial statements included in Item 1 of Part I of this Quarterly Report.

Overview

The Trust is a statutory trust created under the Delaware Statutory Trust Act in June 2011. The business and affairs of the Trust are managed by the Trustee and, as necessary, the Delaware Trustee. The Trust does not conduct any operations or activities other than owning the Royalty Interests and activities related to such ownership. The Trust’s purpose is generally to own the Royalty Interests, to distribute to the Trust unitholders cash that the Trust receives in respect of the Royalty Interests and the hedging arrangements (described in Note 3 to the financial statement contained in Part I, Item 1 of this Quarterly Report) and to perform certain administrative functions in respect of the Royalty Interests and the Trust units. The Trust derives all or substantially all of its income and cash flow from the Royalty Interests and the hedging arrangements. The Trust is treated as a partnership for federal income tax purposes.

During November 2011, the Trust completed an initial public offering of its common units, representing beneficial interests in the Trust, the net proceeds of which were remitted to Chesapeake as partial consideration for its conveyance of the Royalty Interests to the Trust.

Concurrent with the initial public offering, Chesapeake conveyed the Royalty Interests to the Trust effective July 1, 2011, which included interests in (a) 69 Producing Wells in the Colony Granite Wash play and (b) 118 Development Wells that have been or that are to be drilled in the Colony Granite Wash play on properties within the AMI. Chesapeake intends to drill and complete, or cause to be drilled and completed, the Development Wells from drill sites in the AMI by June 30, 2015 and is obligated to complete such drilling by June 30, 2016. As of March 31, 2012, Chesapeake had drilled and completed 21 wells within the AMI (approximately 22.7 Development Wells as calculated under the development agreement). As of May 10, 2012, Chesapeake had drilled and completed a total of 24 wells in the AMI (approximately 25.9 Development Wells as calculated under the development agreement) and had drilled, or caused to be drilled, four additional wells in the AMI that were awaiting completion.

The Trust is not responsible for any costs related to the drilling of the Development Wells or any other operating or capital costs of the Underlying Properties, and Chesapeake may not drill and complete any well in the Colony Granite Wash formation on acreage included within the AMI for its own account until it has satisfied its drilling obligation to the Trust.

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

On November 16, 2011, Chesapeake novated to the Trust, and the Trust became party to, derivative contracts covering a portion of the oil and natural gas liquids production attributable to the Royalty Interests from October 1, 2011 through September 30, 2015. The Trust’s distributable income will include net settlements under these commodity derivative contracts. The value of the derivative contracts as of March 31, 2012 was a liability of $35.7 million.

The Trust is required to make quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s administrative expenses, on or about 60 days following the completion of each calendar quarter through (and including) the quarter ending June 30, 2031. The first quarter 2012 distribution, consisting of proceeds attributable to production from September 1, 2011 through November 30, 2011, was made on March 1, 2012 to record unitholders as of February 20, 2012.

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

The following table sets forth the subordination threshold and the incentive threshold for each calendar quarter through the second quarter of 2017:

Period	Subordination Threshold	Incentive Threshold
	($ per unit)
2012:
First Quarter (1)	0.59	0.89
Second Quarter	0.61	0.91
Third Quarter	0.63	0.94
Fourth Quarter	0.67	1.01

2013:
First Quarter	0.69	1.04
Second Quarter	0.69	1.04
Third Quarter	0.71	1.07
Fourth Quarter	0.69	1.04

2014:
First Quarter	0.69	1.04
Second Quarter	0.68	1.02
Third Quarter	0.69	1.03
Fourth Quarter	0.66	0.99

2015:
First Quarter	0.66	0.99
Second Quarter	0.68	1.02
Third Quarter	0.64	0.96
Fourth Quarter	0.56	0.84

2016:
First Quarter	0.51	0.76
Second Quarter	0.47	0.70
Third Quarter	0.44	0.66
Fourth Quarter	0.41	0.62

2017:
First Quarter	0.39	0.59
Second Quarter	0.37	0.56

(1)	A distribution of $0.6588 per unit was declared on May 10, 2012 to unitholders of record as of May 21, 2012.

Results of Trust Operations

The quarterly payments to the Trust with respect to the Royalty Interests are based on the amount of proceeds actually received by Chesapeake during the preceding calendar quarter. Proceeds from production are typically received by Chesapeake one month after production. Due to the timing of the payment of production proceeds, quarterly distributions made by Chesapeake to the Trust will generally include royalties attributable to sales of oil, natural gas liquids and natural gas for three months, comprised of the first two months of the quarter just ended and the last month of the quarter prior to that one. Chesapeake is required to make the Royalty Interest payments to the Trust within 35 days of the end of each calendar quarter. As a result, in February 2012, the Trust received a payment on the Royalty Interests representing royalties attributable to proceeds from sales of oil, natural gas liquids and natural gas for September 1, 2011 through November 30, 2011.

Trust Operations for the Three Months Ended March 31, 2012

On February 8, 2012, the Trust declared a cash distribution of $0.7277 per unit covering production for the period from September 1, 2011 to November 30, 2011 to record unitholders as of February 20, 2012. The distribution was paid on March 1, 2012 and is reported as distributable income for the quarter ended March 31, 2012 due to the modified cash accounting method adopted by the Trust. Distributable income attributable to production from September 1, 2011 to November 30, 2011 was calculated as follows (in thousands except for unit and per unit amounts):

Revenues:
Royalty income(1)	$36,070
Interest income	1

Total Revenues	$36,071

Expenses:
Production taxes	752
Trust administrative expenses	362
Derivative settlement loss	824
Cash reserve withheld	114

Total Expenses	2,052

Distributable income available to unitholders	$34,019

Distributable income per unit (46,750,000 units issued and outstanding)	$0.7277

(1)	Net of certain post-production expenses.

Royalty Income. Royalty income to the Trust for the three-month period ended March 31, 2012 and attributable to production from September 1, 2011 to November 30, 2011 totaled $36.1 million based upon sales of production attributable to the Royalty Interests of 177 thousand barrels (“mbbls”) of oil, 303 mbbls of natural gas liquids and 2,910 million cubic feet (“mmcf”) of natural gas. Total production for the three-month period was 965 thousand barrels of oil equivalent (“mboe”). Average prices received for oil, natural gas liquids and natural gas production, including the impact of certain post-production expenses and excluding production tax, during the three-month period ended March 31, 2012 were $86.27 per barrel (“bbl”), $43.06 per bbl and $2.66 per thousand cubic feet (“mcf”), respectively. Average sales prices are net of certain post-production expenses, including gathering, storage, compression, transportation, processing, treating, dehydrating and non-affiliate marketing expenses.

Production Taxes. Production taxes are calculated as a percentage of oil, natural gas liquids and natural gas revenues, net of any applicable tax credits. Production taxes for the three-month period ended March 31, 2012 totaled $0.8 million, or $0.78 per barrel of oil equivalent (“boe”), and were approximately 2% of royalty income.

Derivative Settlement Loss. The Trust will record gains or losses from the derivative contracts conveyed under the hedging arrangements when proceeds are received or payments are made, respectively. Swaps covering October and November production were settled, during the three-month period ended March 31, 2012, with proceeds from royalty income for the same period. Total losses during the period were $0.8 million, or $0.02 per unit.

Distributable Income. Distributable income paid to the Trust unitholders during the three-month period ended March 31, 2012 and attributable to production from September 1, 2011 to November 30, 2011 was $34.0 million, or $0.7277 per unit, which included a $0.5 million reduction for Trust administrative expenses and a cash reserve for the payment of future Trust administrative expenses. Distributable income was higher than the target distribution of $0.68 per unit stated in the prospectus dated November 10, 2011 relating to the initial public offering of the Trust’s units (the “Prospectus”) primarily as a result of higher than anticipated prices for all three commodities, including the impact of certain post-production expenses. The average price received for oil sales of $86.27 per bbl for

September 1, 2011 to November 30, 2011 production exceeded the price of $81.85 per bbl assumed in preparing the target distribution level for the same period. The average price received for natural gas liquids sales of $43.06 per bbl exceeded the price of $39.73 per bbl assumed in preparing the target distribution level for the same period. The average price received for natural gas sales of $2.66 per mcf for September 1, 2011 to November 30, 2011 production exceeded the price of $2.42 per mcf assumed in preparing the target distribution level for the same period.

Development Wells. As of March 31, 2012, all of the Producing Wells were completed, 69 Producing Wells were producing and approximately 22.7 Development Wells (as calculated under the development agreement) were completed and producing. Three additional wells had been drilled in the AMI and were subsequently completed in April. The amount that could be recovered under the Drilling Support Lien as of March 31, 2012 was approximately $212 million.

Liquidity and Capital Resources

The Trust’s principal sources of liquidity and capital are cash flows generated from the Royalty Interests, the hedging arrangements and the loan commitment as described below. The Trust’s primary uses of cash are distributions to Trust unitholders, including, if applicable, incentive distributions to Chesapeake, payments of production taxes, payments of Trust administrative expenses, including any reserves established by the Trustee for future liabilities and repayment of loans, payments for derivative contract settlements and payments of expense reimbursements to Chesapeake for out-of-pocket expenses it incurs on behalf of the Trust. Administrative expenses include payments to the Trustee and the Delaware Trustee as well as a quarterly fee of $50,000 to Chesapeake pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the sales of oil, natural gas liquids and natural gas production attributable to the Royalty Interests during the quarter, over the Trust’s expenses for the quarter and any cash reserve for the payment of liabilities of the Trust, subject in all cases to the subordination and incentive provisions described previously.

The Trust is required to make quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s administrative expenses, on or about 60 days following the completion of each calendar quarter through (and including) the quarter ending June 30, 2031. The first calendar quarter 2012 distribution of $0.7277 per unit, consisting of proceeds attributable to production from September 1, 2011 through November 30, 2011, was made on March 1, 2012 to record unitholders as of February 20, 2012.

On May 10, 2012, the Trust declared a cash distribution of $0.6588 per unit, consisting of proceeds attributable to production from December 1, 2011 to February 29, 2012, to record unitholders as of May 21, 2012. The distribution will be paid on or about May 31, 2012. Distributable income for production from December 1, 2011 to February 29, 2012 was calculated as follows (in thousands except for unit and per unit amounts):

Revenues:
Royalty income(1)	$34,555

Total Revenues	$34,555

Expenses:
Production taxes	798
Trust administrative expenses	389
Derivative settlement loss	2,567

Total Expenses	3,754

Distributable income available to unitholders	$30,801

Distributable income per unit (46,750,000 units issued and outstanding)	$0.6588

(1)	Net of certain post-production expenses.

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

Off-Balance Sheet Arrangements

The Trust has no off-balance sheet arrangements. The Trust has not guaranteed the debt of any other party, nor does the Trust have any other arrangements or relationships with other entities that could potentially result in unconsolidated debt, losses or contingent obligations other than the commodity derivative contracts disclosed in the section “Hedging Arrangements” in Note 3 in Part I, Item I of this Quarterly Report.

Critical Accounting Policies and Estimates

Refer to Note 2 of Part I, Item 1 for discussion of significant accounting policies and estimates. Critical accounting policies and estimates relating to the Trust are contained in Item 7 of the 2011 Form 10-K.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

The discussion in this section provides information about commodity derivative contracts pursuant to hedging arrangements between the Trust and its counterparty effective October 1, 2011. The contracts underlying the hedging arrangements cover a portion of the expected volumes of oil and natural gas liquids production attributable to the Royalty Interests from the Producing Wells and the Development Wells through September 30, 2015. The commodity derivative contracts are settled in cash and do not require the actual delivery of a commodity at settlement. The contracts are settled based upon NYMEX prices. Under the hedging arrangements, the Trust receives payments directly from its counterparty and is required to pay any amounts owed to its counterparty. The Trust does not have the ability to enter into any additional commodity derivative contracts, except in limited circumstances involving the restructuring of the existing commodity derivatives contracts.

The following table illustrates the application of oil swaps between oil and natural gas liquids production, notional amount and weighted average fixed prices for the hedging arrangements:

	Oil		Natural Gas Liquids
Production Quarter	Volume (mbbl)	Weighted Avg. Price (per bbl)	Volume (mbbl)	Weighted Avg. Price (per bbl)
Q2 2012	91.4	$85.71	153.4	$42.16
Q3 2012	97.2	86.40	161.5	42.50
Q4 2012	102.3	86.98	169.1	42.79
Q1 2013	99.4	87.37	168.3	42.98
Q2 2013	101.1	87.60	169.0	43.09
Q3 2013	104.1	87.79	170.5	43.18
Q4 2013	101.6	87.99	167.8	43.28
Q1 2014	97.7	88.08	167.1	43.33
Q2 2014	96.3	88.21	170.8	43.39
Q3 2014	97.1	88.34	166.0	43.46
Q4 2014	95.0	88.45	161.1	43.51
Q1 2015	92.5	88.59	159.7	43.58
Q2 2015	95.3	88.76	162.9	43.66
Q3 2015	80.6	88.90	148.5	43.73

Total	1,351.6	$87.78	2,295.7	$43.19

The obligations to the counterparty under the hedging arrangements are secured by the Royalty Interests. The value of the derivative contracts as of March 31, 2012 was a liability of $35.7 million.

Commodity Price Risk. The Trust’s primary asset and source of income is the Royalty Interests, which generally entitle the Trust to receive a portion of the net proceeds from the sales of oil, natural gas liquids and natural gas from the Underlying Properties. The Trust is significantly exposed to fluctuations in the prices received for oil, natural gas liquids and natural gas produced and sold. The derivative contracts described above are designed to mitigate a portion of the variability of oil and natural gas liquids prices received for the Trust’s share of production. The use of crude oil derivatives to partially mitigate the price risk of natural gas liquids production is subject to basis risk to the extent oil and natural gas liquids prices are not highly correlated.

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

If Chesapeake were to default on its obligation to drill the Development Wells, the Trust would be able to foreclose on the Drilling Support Lien to the extent of Chesapeake’s remaining interests in the undeveloped portions of the AMI, file a lawsuit to collect money damages from Chesapeake and pursue other available legal remedies against Chesapeake. However, the Trust is not permitted to obtain specific performance from Chesapeake of its drilling obligation and the maximum amount the Trust can recover in a foreclosure or other action was limited to approximately $212 million as of March 31, 2012 and will decease as the remaining Development Wells are drilled and completed.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Trustee maintains disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Trust is accumulated and communicated by Chesapeake to The Bank of New York Mellon Trust Company, N.A., as Trustee of the Trust, and its employees who participate in the preparation of the Trust’s periodic reports as appropriate to allow timely decisions regarding required disclosures. As of the end of the period covered by this Quarterly Report, the Trustee carried out an evaluation of the Trustee’s disclosure controls and procedures. Mike Ulrich, as Trust Officer of the Trustee, has concluded that the disclosure controls and procedures of the Trust are effective.

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

Changes in Internal Control over Financial Reporting. During the quarter ended March 31, 2012, there has been no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting related to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Chesapeake.

PART II. OTHER INFORMATION

ITEM 1A. Risk Factors

Risk factors relating to the Trust are contained in Item 1A of the 2011 Form 10-K. There have not been any material changes from the risk factors previously disclosed in the 2011 Form 10-K.

ITEM 6. Exhibits

The following exhibits are filed or furnished as a part of this report.

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

Date: May 15, 2012

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