Form 10-Q
period 2012-09-30
CHESAPEAKE GRANITE WASH TRUST
filed 2012-11-14
CIK 1524769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X]    Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2012
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
reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [X]
As of November 13, 2012, 35,062,500 Common Units and 11,687,500 Subordinated Units representing beneficial interests in Chesapeake Granite Wash Trust were outstanding.

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

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Quarterly Report”) includes “forward-looking statements” about the Trust and Chesapeake and other matters discussed herein that are subject to risks and uncertainties that are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this document, including, without limitation, statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I and “Risk Factors” in Item 1A of Part II and elsewhere herein regarding the proved oil and natural gas reserves associated with the properties underlying the Royalty Interests, the Trust’s or Chesapeake’s future financial position, business strategy, budgets, projected costs and plans and objectives for future operations, information regarding target distributions, statements pertaining to future development activities and costs, statements regarding the number of development wells to be completed in future periods and information regarding production and reserve growth, are forward-looking statements. Actual outcomes and results may differ materially from those projected. Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “plan,” “goal,” “assume,” “target,” “should,” “intend” or other words that convey the uncertainty of future events or outcomes. These statements are based on certain assumptions made by the Trust, and by Chesapeake in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform with such expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Item 1A of Part I of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2011, and those set forth from time to time in the Trust’s filings with the Securities and Exchange Commission, which could affect the energy industry in general, and the Trust and Chesapeake in particular, and could cause those future results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on Chesapeake’s business and the Trust. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. The Trustee relies on Chesapeake for information regarding the Royalty Interests, the Underlying Properties and Chesapeake itself. The Trust undertakes no obligation to publicly update or revise any forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS ($ in thousands) (Unaudited)

	September 30, 2012	December 31, 2011
ASSETS:
Cash and cash equivalents	$1,147	$1,216
Investment in royalty interest	487,793	487,793
Less: accumulated amortization	(43,985)	(5,350)
Net investment in royalty interest	443,808	482,443
Total assets	$444,955	$483,659
LIABILITIES AND TRUST CORPUS:
Loan from Chesapeake	$—	$200
Short-term derivative liability	3,951	7,604
Total short-term liabilities	3,951	7,804
Long-term derivative liability	5,030	12,937
Trust corpus; 35,062,500 common units and 11,687,500 subordinated units authorized and outstanding	435,974	462,918
Total liabilities and trust corpus	$444,955	$483,659
The accompanying notes are an integral part of these financial statements.

CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF DISTRIBUTABLE INCOME ($ in thousands, except per unit data) (Unaudited)

	Three Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2012
REVENUES:
Royalty income	$30,955	$101,579
Interest income	1	3
Total Revenues	30,956	101,582
EXPENSES:
Production taxes	797	2,347
Trust administrative expenses	445	1,250
Derivative settlement loss	2,623	6,014
Cash reserves withheld	71	131
Total Expenses	3,936	9,742
Distributable income	$27,020	$91,840

Distributable income per common unit (35,062,500 units)	$0.6100	$1.9965
Distributable income per subordinated unit (11,687,500 units)	$0.4819	$1.8684

CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF CHANGES IN TRUST CORPUS ($ in thousands) (Unaudited)

	Three Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2012
TRUST CORPUS: Beginning of period	$456,415	$462,918
Additional cash reserves	71	131
Amortization of investment in royalty interest	(12,917)	(38,635)
Change in derivative liability	(7,595)	11,560
Distributable income	27,020	91,840
Distributions paid to unitholders	(27,020)	(91,840)
TRUST CORPUS: September 30, 2012	$435,974	$435,974
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
The Trust was created to own royalty interests (the “Royalty Interests”) for the benefit of Trust unitholders pursuant to a trust agreement dated as of June 29, 2011 and subsequently amended and restated as of November 16, 2011 by and among Chesapeake, Chesapeake Exploration, L.L.C., a wholly owned subsidiary of Chesapeake, the Trustee and the Delaware Trustee (the “Trust Agreement”). The Royalty Interests are derived from Chesapeake’s interests in specified oil and natural gas properties located in the Colony Granite Wash play in Washita County in the Anadarko Basin of western Oklahoma (the “Underlying Properties”). Chesapeake conveyed the Royalty Interests to the Trust from (a) Chesapeake’s interests in 69 existing horizontal wells (the “Producing Wells”), and (b) Chesapeake’s interests in 118 horizontal development wells (the “Development Wells”) that have been or that are to be drilled on properties held by Chesapeake within an area of mutual interest (the “AMI”) in Washita County in western Oklahoma. Pursuant to a development agreement with the Trust, Chesapeake intends to drill, or participate as a non-operator in the drilling of, the 118 Development Wells by June 30, 2015 and is obligated to complete such drilling by June 30, 2016. Additionally, based on Chesapeake’s assessment of the ability of a Development Well to produce in paying quantities, Chesapeake is obligated to either complete and tie into production or plug and abandon each Development Well. Chesapeake has retained an interest in each of the Producing Wells and Development Wells and currently operates 95% of the Producing Wells and the completed Development Wells and expects to operate approximately 89% of the remaining Development Wells.
The business and affairs of the Trust are managed by the Trustee. The Trust Agreement limits the Trust’s business activities generally to owning the Royalty Interests and any activity reasonably related to such ownership, including activities required or permitted by the terms of the conveyances related to the Royalty Interests and hedging arrangements between the Trust and its counterparty. The royalty interest in the Producing Wells (the “PDP Royalty Interest”) entitles the Trust to receive 90% of the proceeds (exclusive of any production or development costs but after deducting certain post-production expenses and any applicable taxes) from the sales of oil, natural gas liquids (“NGL”) and natural gas production attributable to Chesapeake’s net revenue interest in the Producing Wells. The royalty interest in the Development Wells (the “Development Royalty Interest”) entitles the Trust to receive 50% of the proceeds (exclusive of any production or development costs but after deducting certain post-production expenses and any applicable taxes) from the sales of oil, NGL and natural gas production attributable to Chesapeake’s net revenue interest in the Development Wells.
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

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS – (Continued)
(Unaudited)

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
The aggregate distributions paid in the nine months ended September 30, 2012 were $1.9965 per common unit and $1.8684 per subordinated unit. The first two distributions, paid on March 1, 2012 and May 31, 2012, were above the subordination threshold and below the incentive threshold for the corresponding distribution period. However, the distributable income available for the distribution paid on August 30, 2012 to unitholders of record as of August 20, 2012, covering production from March 1, 2012 to May 31, 2012, was below the subordination threshold of $0.6100, resulting in a payment of $0.6100 per common unit and $0.4819 per subordinated unit. All of the subordinated units are held by Chesapeake. See “Risk and Uncertainties” in Note 2 below.
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

2.	Basis of Presentation and Significant Accounting Policies
Basis of Accounting.  The accompanying Statement of Assets, Liabilities and Trust Corpus as of December 31, 2011, which has been derived from audited financial statements, and the unaudited interim financial statements of the Trust as of September 30, 2012 and for the three and nine month periods ended September 30, 2012, have been presented in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and include all adjustments which are, in the opinion of the Trustee, necessary for a fair statement of the results for the interim periods presented. The accompanying unaudited interim financial statements should be read in conjunction with the December 31, 2011 audited financial statements and notes of the Trust included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2011.
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

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS – (Continued)
(Unaudited)

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
Additionally, the Trust’s exposure to low prices for NGL and natural gas production volumes for the production periods from March 1, 2012 to August 31, 2012 resulted in per unit income available for distribution below the applicable subordination threshold and, accordingly, the Trust paid a common unit distribution at the subordination threshold of $0.6100 and a subordinated unit distribution of $0.4819 on August 30, 2012, covering production from March 1, 2012 to May 31, 2012, and will pay a common unit distribution at the subordination threshold of $0.6300 and a subordinated unit distribution of $0.2208 on November 29, 2012, covering production from June 1, 2012 to August 31, 2012. Sustained low commodity prices will reduce the Trust’s revenues and distributable income available to unitholders, and may result in future distributions to common unitholders at or below the subordination threshold.
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
If Chesapeake were to default on its obligation to drill the Development Wells, the Trust would be able to foreclose on a drilling support lien (the “Drilling Support Lien”) to the extent of Chesapeake’s remaining interests in the undeveloped portions of the AMI, file a lawsuit to collect money damages from Chesapeake and pursue other available legal remedies against Chesapeake. However, the Trust is not permitted to obtain specific performance from Chesapeake of its drilling obligation and the maximum amount the Trust can recover in a foreclosure or other action is limited to approximately $146.9 million as of November 9, 2012. The maximum amount that may be recovered under the Drilling Support Lien will decrease as the remaining Development Wells are drilled and completed.
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
The Investment in Royalty Interests is amortized as a single cost center on a units-of-production basis over total proved reserves. Such amortization does not reduce distributable income, rather it is charged directly to Trust corpus. Revisions to estimated future units-of-production are treated on a prospective basis beginning on the date such revisions are known.

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS – (Continued)
(Unaudited)

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

On November 16, 2011, Chesapeake novated the derivative contracts described in the table below to the Trust pursuant to which the Trust became party to hedging arrangements covering a portion of its production from October 1, 2011 through September 30, 2015. These derivative contracts consist of fixed-price oil swaps, in which the Trust receives a fixed price and pays a floating market price, based on New York Mercantile Exchange (“NYMEX”) settlement prices, to the counterparty for the underlying commodity of the derivative. As a party to these contracts, the Trust will receive payments directly from its counterparty or be required to pay any amounts owed directly to its counterparty. All swaps are net settled based on the difference between the fixed-price payment and the floating-price payment. Settlements are due on a quarterly basis, including the first two months of the calendar quarter just ended and the last month of the calendar quarter prior to that one. Any payment due to or from such counterparty will be made by the 40th day following the end of the calendar quarter in which such payments become due.
The Trust’s obligations to the counterparty under the hedging arrangements are secured by proved reserves attributable to the Trust’s interest in the Underlying Properties. The counterparty’s obligations under the facility must be secured by cash or short-term U.S. Treasury instruments to the extent that any mark-to-market amounts owed to the Trust exceeds defined thresholds. Mark-to-market amounts did not exceed the defined thresholds as of September 30, 2012.
As of September 30, 2012, the Trust had the following oil derivative contracts:

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	Fixed-Price Oil Swaps
Production Quarter	Volume (mbbl)	Weighted Avg. Price (per bbl)	Fair Value ($ in thousands)
Q2 2012(1)	56.4	$86.17	$(123)
Q3 2012(2)	176.6	86.40	(722)
Q4 2012	185.5	86.98	(1,169)
Q1 2013	182.2	87.37	(1,146)
Q2 2013	184.3	87.60	(1,171)
Q3 2013	187.9	87.79	(1,114)
Q4 2013	184.2	87.99	(959)
Q1 2014	179.8	88.08	(780)
Q2 2014	180.3	88.21	(624)
Q3 2014	178.8	88.34	(493)
Q4 2014	174.3	88.45	(372)
Q1 2015	171.0	88.59	(225)
Q2 2015	175.4	88.76	(90)
Q3 2015	153.6	88.90	7
Total	2,370.3	$87.90	$(8,981)
 _______________________________________________________

(1)	Includes June 2012 production that was settled in November 2012.

(2)	Includes July and August 2012 production that was settled in November 2012.
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
In accordance with accounting guidance for derivatives and hedging, and because a legal right of set-off exists, the Trust has netted the value of its hedging arrangements with the counterparty in the accompanying statement of assets, liabilities and trust corpus. Derivative liability reflected as short-term represents the estimated fair value of derivatives scheduled to settle over the next twelve months based on market prices as of September 30, 2012. The Trust does not apply hedge accounting to any of its derivative instruments, and therefore, any changes in the fair value of the derivative contracts prior to settlement will be accounted for as an adjustment to Trust corpus. Results of settled derivative contracts are reflected in distributable income in the period when paid. For the three months and nine months ended September 30, 2012 the Trust settled derivative contracts that resulted in a payment to the counterparty of $2.6 million and $6.0 million, respectively.

4.	Income Taxes
The Trust is a Delaware statutory trust that is treated as a partnership for U.S. federal income tax purposes. The Trust is not required to pay federal or state income taxes. Accordingly, no provision for federal or state income tax has been made.
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

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS – (Continued)
(Unaudited)

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

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS – (Continued)
(Unaudited)

foreclosure action would be applied to the completion of Chesapeake’s drilling obligation and would not result in any distribution to the Trust unitholders.
Chesapeake’s drilling activity with respect to the Development Wells is consistent with its intent to meet the drilling obligation contemplated by the development agreement. As of November 9, 2012, Chesapeake had drilled and completed, or caused to be drilled or completed, a total of 47 wells in the AMI (approximately 52.0 Development Wells as calculated under the development agreement), reducing the amount that may be recovered under the Drilling Support Lien to approximately $146.9 million.
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
The following table provides fair value measurement information for financial assets (liabilities) measured at fair value on a recurring basis as of September 30, 2012:

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	($ in thousands)
Financial Assets (Liabilities):
Derivative liabilities	$—	$(8,981)	$—	$(8,981)
Total	$—	$(8,981)	$—	$(8,981)

The following table provides fair value measurement information for financial assets (liabilities) measured at fair value on a recurring basis as of December 31, 2011:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	($ in thousands)
Financial Assets (Liabilities):
Derivative liabilities	$—	$(20,541)	$—	$(20,541)
Total	$—	$(20,541)	$—	$(20,541)

Fair Value of Other Financial Instruments. The estimated fair value of financial instruments is made in accordance with accounting guidance for financial instruments. The carrying values of financial instruments comprising cash and cash equivalents approximate fair values due to the short-term maturities of these instruments.

7.	Distributions to Unitholders
The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s expenses, approximately 60 days following the completion of each quarter through (and including) the quarter ending June 30, 2031. On August 10, 2012, the Trust declared a cash distribution of $0.6100 per common unit and $0.4819 per subordinated unit, consisting of proceeds attributable to production from March 1, 2012 through May 31, 2012, to record unitholders as of August 20, 2012. The distribution was paid on August 30, 2012.

8.	Subsequent Events
On November 7, 2012, the Trust declared a cash distribution of $0.6300 per common unit and $0.2208 per subordinated unit, consisting of proceeds attributable to production from June 1, 2012 to August 31, 2012, to record unitholders as of November 19, 2012. The distribution will be paid on November 29, 2012. The Trust’s quarterly income available for distribution was $0.5277 per unit, which was $0.1023 below the subordination threshold. As a result, the distribution per common unit will be the subordination threshold of $0.6300 for the quarter. Distributable income attributable to production from June 1, 2012 to August 31, 2012 was calculated as follows (in thousands except for unit and per unit amounts):

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Revenues:
Royalty income(1)	$25,756
Total Revenues	$25,756
Expenses:
Production taxes	361
Trust administrative expenses(2)	350
Derivative settlement loss	375
Total Expenses	1,086
Distributable income available to unitholders	$24,670

Distributable income per common unit (35,062,500 units issued and outstanding)	$0.6300
Distributable income per subordinated unit (11,687,500 units issued and outstanding)	$0.2208
______________________________________________________

(1)	Net of certain post-production expenses.

(2)	Includes cash reserves withheld.

ITEM 2.	Trustee's Discussion and Analysis of Financial Condition and Results of Operations
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
During November 2011, the Trust completed an initial public offering of its common units representing beneficial interests in the Trust, the net proceeds of which were remitted to Chesapeake as partial consideration for its conveyance of the Royalty Interests to the Trust.
Concurrent with the initial public offering, Chesapeake conveyed the Royalty Interests to the Trust effective July 1, 2011, which included interests in (a) 69 Producing Wells in the Colony Granite Wash play and (b) 118 Development Wells that have been or that are to be drilled in the Colony Granite Wash play on properties within the AMI. Chesapeake is obligated to drill, or participate as a non operator in the drilling of, the Development Wells from drill sites in the AMI on or prior to June 30, 2016. Additionally, based on Chesapeake’s assessment of the ability of a Development Well to produce in paying quantities, Chesapeake is obligated to either complete and tie into production or plug and abandon each Development Well. As of September 30, 2012, Chesapeake had drilled and completed 44 wells within the AMI (approximately 47.8 Development Wells as calculated under the development agreement). As of November 9, 2012, Chesapeake had drilled and completed, or caused to be drilled and completed, a total of 47 wells within the AMI (approximately 52.0 Development Wells as calculated under the development agreement).
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
On November 16, 2011, Chesapeake novated to the Trust, and the Trust became party to, derivative contracts covering a portion of the production attributable to the Royalty Interests from October 1, 2011 through September 30, 2015. The Trust’s distributable income will include net settlements under these derivative contracts. The value of the derivative contracts as of September 30, 2012 was a net liability of $9.0 million.

The Trust is required to make quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s administrative expenses, on or about 60 days following the completion of each calendar quarter through (and including) the quarter ending June 30, 2031. The distribution made in the third quarter of 2012, consisting of proceeds attributable to production from March 1, 2012 through May 31, 2012, was made on August 30, 2012 to record unitholders as of August 20, 2012.

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
Subordination Threshold.  In order to provide support for cash distributions on the common units, 11,687,500 units (25% of the outstanding Trust units) are subordinated units. The subordinated units, which are owned by Chesapeake, are entitled to receive pro rata distributions from the Trust each quarter if and to the extent there is sufficient cash to provide a cash distribution on the common units that is not less than the applicable subordination threshold for the corresponding quarter as set forth in the Trust Agreement and as shown in the table below. If there is not sufficient cash to fund such a distribution on all of the common units (including the common units held by Chesapeake), the distribution to be made with respect to the subordinated units will be reduced or eliminated for such quarter in order to make a distribution, to the extent possible, up to the subordination threshold amount on all the common units (including the common units held by Chesapeake).
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

The following table sets forth the subordination threshold and the incentive threshold for each calendar quarter through the second quarter of 2017:

Period	Subordination Threshold	Incentive Threshold
	($ per unit)
2012:
Third Quarter (1)	0.63	0.94
Fourth Quarter	0.67	1.01
2013:
First Quarter	0.69	1.04
Second Quarter	0.69	1.04
Third Quarter	0.71	1.07
Fourth Quarter	0.69	1.04
2014:
First Quarter	0.69	1.04
Second Quarter	0.68	1.02
Third Quarter	0.69	1.03
Fourth Quarter	0.66	0.99
2015:
First Quarter	0.66	0.99
Second Quarter	0.68	1.02
Third Quarter	0.64	0.96
Fourth Quarter	0.56	0.84
2016:
First Quarter	0.51	0.76
Second Quarter	0.47	0.70
Third Quarter	0.44	0.66
Fourth Quarter	0.41	0.62
2017:
First Quarter	0.39	0.59
Second Quarter	0.37	0.56
 ____________________________________________________
(1) A distribution of $0.6300 per common unit and $0.2208 per subordinated unit was declared on November 7, 2012 and will be paid on November 29, 2012 to unitholders of record as of November 19, 2012.
Results of Trust Operations
The quarterly payments to the Trust with respect to the Royalty Interests are based on the amount of proceeds actually received by Chesapeake during the preceding calendar quarter. Proceeds from production are typically received by Chesapeake one month after production. Due to the timing of the payment of production proceeds, quarterly distributions made by Chesapeake to the Trust will generally include royalties attributable to sales of oil, NGL and natural gas for three months, comprised of the first two months of the quarter just ended and the last month of the quarter prior to that one. Chesapeake is required to make the Royalty Interest payments to the Trust within 35 days of the end of each calendar quarter. As a result, in August 2012, the Trust received a payment on the Royalty Interests representing royalties attributable to proceeds from sales of oil, NGL and natural gas for March 1, 2012 through May 31, 2012.
Recently, low natural gas prices combined with stronger oil prices have resulted in increased drilling activity in oil- and NGL-rich plays as operators have reduced uneconomic natural gas drilling activities. The resulting increase in production volumes of NGL led to a significant decrease in the price of NGL in both absolute terms and on a relative basis compared to oil. The Trust’s exposure to low prices for NGL and natural gas production volumes for the production period from June 1, 2012 to August 31, 2012 resulted in per unit income available for distribution below the subordination threshold and, accordingly, the Trust will pay a common unit distribution at the subordination threshold of $0.6300 per common unit for the three-month production period ended August 31, 2012, and a subordinated unit distribution of $0.2208 per subordinated unit for such period. The distribution will be paid on November 29, 2012.

Sustained low commodity prices will reduce the Trust’s revenues and distributable income available to unitholders, and may result in future distributions to common unitholders at or below the subordination threshold.
Trust Operations for the Three Months Ended September 30, 2012
On August 10, 2012, the Trust declared a cash distribution of $0.6100 per common unit and $0.4819 per subordinated unit covering production for the period from March 1, 2012 through May 31, 2012 to record unitholders as of August 20, 2012. The distribution was paid on August 30, 2012 and is reported as distributable income for the quarter ended September 30, 2012 due to the modified cash accounting method adopted by the Trust. Distributable income attributable to production from March 1, 2012 through May 31, 2012 was calculated as follows (in thousands except for unit and per unit amounts):

Revenues:
Royalty income(1)	$30,955
Interest income	1
Total Revenues	$30,956
Expenses:
Production taxes	797
Trust administrative expenses(2)	516
Derivative settlement loss	2,623
Total Expenses	3,936
Distributable income available to unitholders	$27,020

Distributable income per common unit (35,062,500 units issued and outstanding)	$0.6100
Distributable income per subordinated unit (11,687,500 units issued and outstanding)	$0.4819
 _____________________________________________________
(1) Net of certain post-production expenses.
(2) Includes cash reserves withheld.
Royalty Income.  Royalty income to the Trust for the three-month period ended September 30, 2012 and attributable to production from March 1, 2012 through May 31, 2012 totaled $31.0 million based upon sales of production attributable to the Royalty Interests of 168 thousand barrels (“mbbls”) of oil, 328 mbbls of NGL and 3,144 million cubic feet (“mmcf”) of natural gas. Total production for the three-month period was 1,020 thousand barrels of oil equivalent (“mboe”). Average prices received for oil, NGL and natural gas production, including the impact of certain post-production expenses and excluding production tax, during the three-month period ended September 30, 2012 were $97.96 per barrel (“bbl”), $32.83 per bbl and $1.17 per thousand cubic feet (“mcf”), respectively. Average sales prices are net of certain post-production expenses, including gathering, storage, compression, transportation, processing, treating, dehydrating and non-affiliate marketing expenses.
Production Taxes.  Production taxes are calculated as a percentage of oil, NGL and natural gas revenues, net of any applicable tax credits. Production taxes for the three-month period ended September 30, 2012 totaled $0.8 million, or $0.78 per barrel of oil equivalent (“boe”), and were approximately 3% of royalty income.
Derivative Settlement Loss.  The Trust will record gains or losses from the derivative contracts conveyed under the hedging arrangements when proceeds are received or payments are made, respectively. Swaps covering March 1, 2012 through May 31, 2012 production were settled, during the three-month period ended September 30, 2012, with proceeds from royalty income for the same period. Total losses during the period were $2.6 million, or $0.06 per Trust unit.

Distributable Income.  Distributable income paid to the Trust unitholders during the three-month period ended September 30, 2012 and attributable to production from March 1, 2012 through May 31, 2012 was $27.0 million, or $0.6100 per common unit and $0.4819 per subordinated unit, which included a $0.5 million reduction for Trust administrative expenses and a cash reserve for the payment of future Trust administrative expenses. Distributable income was lower than the target distribution of $0.76 per unit stated in the prospectus dated November 10, 2011 relating to the initial public offering of the Trust’s units (the “Prospectus”) primarily as a result of lower than assumed prices for natural gas and NGL that were partially offset by higher than assumed prices for oil, including the impact of certain post-production expenses. The average price received for oil sales of $97.96 per bbl for March 1, 2012 through May 31, 2012 production exceeded the price of $89.41 per bbl assumed in preparing the target distribution level for the same period. The average price received for NGL sales of $32.83 per bbl was lower than the price of $43.23 per bbl assumed in preparing the target distribution level for the same period. The average price received for natural gas sales of $1.17 per mcf for March 1, 2012 through May 31, 2012 production was lower than the price of $2.93 per mcf assumed in preparing the target distribution level for the same period.
The distribution paid during the three months ended September 30, 2012 was a subordinated distribution. The calculated distribution was below the subordination threshold resulting in a distribution to common unitholders at the subordination threshold and a lower distribution to the subordinated unitholders. All of the subordinated units are held by Chesapeake.
Development Wells.  As of September 30, 2012, all of the Producing Wells were producing and approximately 47.8 Development Wells (as calculated under the development agreement) were completed and producing. The amount that could be recovered under the Drilling Support Lien as of September 30, 2012 was approximately $156.3 million. In addition, 4.2 Development Wells (as calculated under the development agreement) were drilled in the AMI and subsequently completed in October 2012. As of November 9, 2012, Chesapeake had drilled and completed, or caused to be drilled and completed, a total of 47 wells within the AMI (approximately 52.0 Development Wells as calculated under the development agreement) and the amount that could be recovered under the Drilling Support Lien was approximately $146.9 million.
Trust Operations for the Nine Months Ended September 30, 2012
Cash distributions for the nine-month period ended September 30, 2012 were $1.9965 per common unit and $1.8684 per subordinated unit covering production for the period from September 1, 2011 to May 31, 2012. Distributable income attributable to production from September 1, 2011 to May 31, 2012 was calculated as follows (in thousands except for unit and per unit amounts):

Revenues:
Royalty income(1)	$101,579
Interest income	3
Total Revenues	$101,582
Expenses:
Production taxes	2,347
Trust administrative expenses(2)	1,381
Derivative settlement loss	6,014
Total Expenses	9,742
Distributable income available to unitholders	$91,840

Distributable income per common unit (35,062,500 units issued and outstanding)	$1.9965
Distributable income per subordinated unit (11,687,500 units issued and outstanding)	$1.8684
 _____________________________________________________
(1) Net of certain post-production expenses.
(2) Includes cash reserves withheld.

Royalty Income.  Royalty income to the Trust for the nine-month period ended September 30, 2012 and attributable to production from September 1, 2011 to May 31, 2012 totaled $101.6 million based upon sales of production attributable to the Royalty Interests of 527 mbbls of oil, 946 mbbls of NGL and 8,975 mmcf of natural gas. Total production for the nine-month period was 2,969 mboe. Average prices received for oil, NGL and natural gas production, including the impact of certain post-production expenses and excluding production tax, during the nine-month period ended September 30, 2012 were $93.69 per bbl, $37.34 per bbl and $1.88 per mcf, respectively. Average sales prices are net of certain post-production expenses, including gathering, storage, compression, transportation, processing, treating, dehydrating and non-affiliate marketing expenses.
Production Taxes.  Production taxes are calculated as a percentage of oil, NGL and natural gas revenues, net of any applicable tax credits. Production taxes for the nine-month period ended September 30, 2012 totaled $2.3 million, or $0.79 per boe, and were approximately 2.3% of royalty income.

Derivative Settlement Loss.  The Trust will record gains or losses from the derivative contracts conveyed under the hedging arrangements when proceeds are received or payments are made, respectively. Swaps covering October 2011 through May 2012 production were settled, during the nine-month period ended September 30, 2012, with proceeds from royalty income for the same period. Total losses during the period were $6.0 million, or $0.13 per unit.
Distributable Income.  Distributable income paid to the Trust unitholders during the nine-month period ended September 30, 2012 and attributable to production from September 1, 2011 to May 31, 2012 was $91.8 million, or $1.9965 per common unit and $1.8684 per subordinated unit, which included a $1.4 million reduction for Trust administrative expenses and a cash reserve for the payment of future Trust administrative expenses. Distributable income was lower than the aggregate target distributions of $2.1800 per unit for the nine months ended September 30, 2012 as stated in the Prospectus primarily as a result of lower than assumed prices for natural gas and NGL that were partially offset by higher than assumed prices for oil, including the impact of certain post-production expenses. The average price received for oil sales of $93.69 per bbl for September 1, 2011 to May 31, 2012 production exceeded the price of $86.96 per bbl assumed in preparing the target distribution level for the same period. The average price received for NGL sales of $37.34 per bbl was lower than the price of $42.14 per bbl assumed in preparing the target distribution level for the same period. The average price received for natural gas sales of $1.88 per mcf for September 1, 2011 to May 31, 2012 production was lower than the price of $2.70 per mcf assumed in preparing the target distribution level for the same period.
Development Wells.  As of September 30, 2012, all of the Producing Wells were producing and approximately 47.8 Development Wells (as calculated under the development agreement) were completed and producing. The amount that could be recovered under the Drilling Support Lien as of September 30, 2012 was approximately $156.3 million. In addition, 4.2 Development Wells (as calculated under the development agreement) were drilled in the AMI and subsequently completed in October 2012. As of November 9, 2012, Chesapeake had drilled and completed, or caused to be drilled and completed, a total of 47 wells within the AMI (approximately 52.0 Development Wells as calculated under the development agreement) and the amount that could be recovered under the Drilling Support Lien was approximately $146.9 million.
Liquidity and Capital Resources
The Trust’s principal sources of liquidity and capital are cash flows generated from the Royalty Interests, the loan commitment as described below and, during periods in which oil prices fall below the fixed price received on derivative contracts, the hedging arrangements. The Trust’s primary uses of cash are distributions to Trust unitholders, including, if applicable, incentive distributions to Chesapeake, payments of production taxes, payments of Trust administrative expenses, including any reserves established by the Trustee for future liabilities and repayment of loans, payments for derivative contract settlements and payments of expense reimbursements to Chesapeake for out-of-pocket expenses it incurs on behalf of the Trust. Administrative expenses include payments to the Trustee and the Delaware Trustee as well as a quarterly fee of $50,000 to Chesapeake pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the sales of oil, NGL and natural gas production attributable to the Royalty Interests during the quarter, over the Trust’s expenses for the quarter and any cash reserve for the payment of liabilities of the Trust, subject in all cases to the subordination and incentive provisions described previously.
The Trust is required to make quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s administrative expenses, on or about 60 days following the completion of each calendar quarter through (and including) the quarter ending June 30, 2031. The third calendar quarter 2012 distribution of $0.6100 per common unit and $0.4819 per subordinated unit, consisting of proceeds attributable to production from March 1, 2012 through May 31, 2012, was made on August 30, 2012 to record unitholders as of August 20, 2012.
On November 7, 2012, the Trust declared a cash distribution of $0.6300 per common unit and $0.2208 per subordinated unit, consisting of proceeds attributable to production from June 1, 2012 to August 31, 2012, to record unitholders as of November 19, 2012. The distribution will be paid on November 29, 2012. The Trust’s quarterly income available for distribution was $0.5277 per unit, which was $0.1023 below the subordination threshold. As a result, the distribution per common unit will be the subordination threshold of $0.6300 for the quarter. Distributable income attributable to production from June 1, 2012 to August 31, 2012 was calculated as follows (in thousands except for unit and per unit amounts):

Revenues:
Royalty income(1)	$25,756
Total Revenues	$25,756
Expenses:
Production taxes	361
Trust administrative expenses(2)	350
Derivative settlement loss	375
Total Expenses	1,086
Distributable income available to unitholders	$24,670

Distributable income per common unit (35,062,500 units issued and outstanding)	$0.6300
Distributable income per subordinated unit (11,687,500 units issued and outstanding)	$0.2208
 ______________________________________________________

(1)	Net of certain post-production expenses.

(2)	Includes cash reserves withheld.
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
As of September 30, 2012, the Trust had the following oil derivative contracts:

	Fixed-Price Oil Swaps
Production Quarter	Volume (mbbl)	Weighted Avg. Price (per bbl)	Fair Value ($ in thousands)
Q2 2012(1)	56.4	$86.17	$(123)
Q3 2012(2)	176.6	86.40	(722)
Q4 2012	185.5	86.98	(1,169)
Q1 2013	182.2	87.37	(1,146)
Q2 2013	184.3	87.60	(1,171)
Q3 2013	187.9	87.79	(1,114)
Q4 2013	184.2	87.99	(959)
Q1 2014	179.8	88.08	(780)
Q2 2014	180.3	88.21	(624)
Q3 2014	178.8	88.34	(493)
Q4 2014	174.3	88.45	(372)
Q1 2015	171.0	88.59	(225)
Q2 2015	175.4	88.76	(90)
Q3 2015	153.6	88.90	7
Total	2,370.3	$87.90	$(8,981)
 _____________________________________________________

(1)	Includes June 2012 production that was settled in November 2012.

(2)	Includes July and August 2012 production that was settled in November 2012.

To the extent oil production falls below the hedged oil volume, the hedging arrangements will also cover NGL production. Such estimated production of NGL is hedged with oil contracts using a conversion ratio of one barrel of NGL to 49.2% of a barrel of oil. Since late 2011, NGL prices have decreased relative to oil prices. To the extent NGL prices remain lower than the conversion ratio assumed in the hedging arrangements, the hedging arrangements will not effectively mitigate the price risk of the Trust’s NGL production.
The obligations to the counterparty under the hedging arrangements are secured by the Royalty Interests. The value of the derivative contracts as of September 30, 2012 was a net liability of $9.0 million.
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
Credit Risk. A portion of the Trust’s liquidity is concentrated in the derivative contracts described above. The use of oil derivative contracts exposes the Trust to credit risk from its counterparty, which has an investment grade credit rating.
Credit Risk Associated With Chesapeake.  Chesapeake’s ability to perform its obligations to the Trust will depend on its future financial condition, economic performance, access to capital and ability to sell assets, which in turn will depend upon the supply and demand for oil, NGL and natural gas, prevailing economic conditions and financial, business and other factors, many of which are beyond Chesapeake’s control.

If Chesapeake were to default on its obligation to drill the Development Wells, the Trust would be able to foreclose on the Drilling Support Lien to the extent of Chesapeake’s remaining interests in the undeveloped portions of the AMI, file a lawsuit to collect money damages from Chesapeake and pursue other available legal remedies against Chesapeake. However, the Trust is not permitted to obtain specific performance from Chesapeake of its drilling obligation and the maximum amount the Trust can recover in a foreclosure or other action was limited to approximately $146.9 million as of November 9, 2012 and will decease as the remaining Development Wells are drilled and completed.
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
Changes in Internal Control over Financial Reporting.  During the quarter ended September 30, 2012, there has been no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting related to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Chesapeake.

PART II. OTHER INFORMATION

ITEM 1A.	Risk Factors
Risk factors relating to the Trust are contained in Item 1A of the 2011 Form 10-K. There have not been any material changes from the risk factors previously disclosed in the 2011 Form 10-K.

ITEM 6. Exhibits
The following exhibits are filed or furnished as a part of this report.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
3.1	Certificate of Trust of Chesapeake Granite Wash Trust.	S-1	333-175395	3.1	7/7/2011
3.2	Amended and Restated Trust Agreement, dated as of November 16, 2011, by and among Chesapeake Energy Corporation, Chesapeake Exploration, L.L.C., The Bank of New York Mellon Trust Company, N.A., as Trustee, Trustee and The Corporation Trust Company, as Delaware Trustee.	8-K	001-35343	3.1	11/21/2011
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Trustee’s Vice President.					X
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Trustee’s Vice President						X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 14, 2012

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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
3.1	Certificate of Trust of Chesapeake Granite Wash Trust.	S-1	333-175395	3.1	7/7/2011
3.2	Amended and Restated Trust Agreement, dated as of November 16, 2011, by and among Chesapeake Energy Corporation, Chesapeake Exploration, L.L.C., The Bank of New York Mellon Trust Company, N.A., as Trustee, Trustee and The Corporation Trust Company, as Delaware Trustee.	8-K	001-35343	3.1	11/21/2011
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Trustee’s Vice President.					X
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Trustee’s Vice President						X