Form 10-Q
period 2013-03-31
CHESAPEAKE GRANITE WASH TRUST
filed 2013-05-08
CIK 1524769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X]    Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [X]
As of May 7, 2013, 35,062,500 Common Units and 11,687,500 Subordinated Units representing beneficial interests in Chesapeake Granite Wash Trust were outstanding.

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

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Quarterly Report”) includes “forward-looking statements” about the Trust and Chesapeake and other matters discussed herein that are subject to risks and uncertainties that are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this document, including, without limitation, statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I and “Risk Factors” in Item 1A of Part II and elsewhere herein regarding the proved oil, NGL and natural gas reserves associated with the properties underlying the Royalty Interests, the Trust’s or Chesapeake’s future financial position, business strategy, budgets, projected costs and plans and objectives for future operations, information regarding target distributions, statements pertaining to future development activities and costs, statements regarding the number of development wells to be completed in future periods and information regarding production and reserve growth, are forward-looking statements. Actual outcomes and results may differ materially from those projected. Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “plan,” “goal,” “assume,” “target,” “should,” “intend” or other words that convey the uncertainty of future events or outcomes. These statements are based on certain assumptions made by the Trust, and by Chesapeake in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform with such expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Item 1A of Part I of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2012, and those set forth from time to time in the Trust’s filings with the Securities and Exchange Commission, which could affect the future results of the energy industry in general, and the Trust and Chesapeake in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on Chesapeake’s business and the Trust. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. The Trustee relies on Chesapeake for information regarding the Royalty Interests, the Underlying Properties and Chesapeake itself. The Trust undertakes no obligation to publicly update or revise any forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS ($ in thousands)

	March 31, 2013 (Unaudited)	December 31, 2012

ASSETS:
Cash and cash equivalents	$1,190	$1,159
Investment in royalty interests	487,793	487,793
Less: accumulated amortization and impairment	(109,020)	(59,331)
Net investment in royalty interests	378,773	428,462
Total assets	$379,963	$429,621
LIABILITIES AND TRUST CORPUS:
Short-term derivative liability	$5,717	$3,276
Long-term derivative liability	4,065	4,808
Total liabilities	9,782	8,084
Trust corpus; 35,062,500 common units and 11,687,500 subordinated units authorized and outstanding	370,181	421,537
Total liabilities and trust corpus	$379,963	$429,621

The accompanying notes are an integral part of these financial statements.

CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF DISTRIBUTABLE INCOME ($ in thousands, except per unit data) (Unaudited)

	Three Months Ended March 31,
	2013	2012
REVENUES:
Royalty income	$29,463	$36,070
Interest income	—	1
Total Revenues	29,463	36,071
EXPENSES:
Production taxes	588	752
Trust administrative expenses	335	362
Derivative settlement loss	609	824
Cash reserves withheld	31	114
Total Expenses	1,563	2,052
Distributable income	$27,900	$34,019

Distributable income per common unit (35,062,500 units)	$0.6700	$0.7277
Distributable income per subordinated unit (11,687,500 units)	$0.3772	$0.7277

CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF CHANGES IN TRUST CORPUS ($ in thousands) (Unaudited)

	Three Months Ended March 31,
	2013	2012
TRUST CORPUS: Beginning of period	$421,537	$462,918
Additional cash reserves	31	114
Amortization of investment in royalty interests	(16,789)	(12,905)
Impairment of investment in royalty interests	(32,900)	—
Change in derivative liability	(1,698)	(15,194)
Distributable income	27,900	34,019
Distributions paid to unitholders	(27,900)	(34,019)
TRUST CORPUS: End of period	$370,181	$434,933

The accompanying notes are an integral part of these financial statements.

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.	Organization of the Trust
Chesapeake Granite Wash Trust (the “Trust”) is a statutory trust formed in June 2011 under the Delaware Statutory Trust Act pursuant to an initial trust agreement by and among Chesapeake Energy Corporation ("Chesapeake"), as Trustor, The Bank of New York Mellon Trust Company, N.A., as Trustee (the “Trustee”), and The Corporation Trust Company, as Delaware Trustee (the “Delaware Trustee”).
The Trust was created to own royalty interests (the “Royalty Interests”) for the benefit of Trust unitholders pursuant to a trust agreement dated as of June 29, 2011 and subsequently amended and restated as of November 16, 2011 by and among Chesapeake, Chesapeake Exploration, L.L.C., a wholly owned subsidiary of Chesapeake, the Trustee and the Delaware Trustee (the “Trust Agreement”). The Royalty Interests are derived from Chesapeake’s interests in specified oil and natural gas properties located within an area of mutual interest (the “AMI”) in the Colony Granite Wash play in Washita County in the Anadarko Basin of western Oklahoma (the “Underlying Properties”). Chesapeake conveyed the Royalty Interests to the Trust from (a) Chesapeake’s interests in 69 existing horizontal wells (the “Producing Wells”), and (b) Chesapeake’s interests in 118 horizontal development wells (the “Development Wells”) that have since been, or that are to be, drilled on properties held by Chesapeake within the AMI. Pursuant to a development agreement with the Trust, Chesapeake is obligated to drill, cause to be drilled or participate as a non-operator in the drilling of, the 118 Development Wells by June 30, 2016. Additionally, based on Chesapeake’s assessment of the ability of a Development Well to produce in paying quantities, Chesapeake is obligated to either complete and tie into production or plug and abandon each Development Well. Chesapeake has retained an interest in each of the Producing Wells and Development Wells and currently operates 95% of the Producing Wells and the completed Development Wells and expects to operate approximately 90% of the remaining Development Wells.
The business and affairs of the Trust are managed by the Trustee. The Trust Agreement limits the Trust’s business activities generally to owning the Royalty Interests and any activity reasonably related to such ownership, including activities required or permitted by the terms of the conveyances related to the Royalty Interests and derivative contracts between the Trust and its counterparty. The royalty interest in the Producing Wells entitles the Trust to receive 90% of the proceeds (exclusive of any production or development costs but after deducting certain post-production expenses and any applicable taxes) from the sales of oil, natural gas liquids (“NGL”) and natural gas production attributable to Chesapeake’s net revenue interest in the Producing Wells. The royalty interest in the Development Wells entitles the Trust to receive 50% of the proceeds (exclusive of any production or development costs but after deducting certain post-production expenses and any applicable taxes) from the sales of oil, NGL and natural gas production attributable to Chesapeake’s net revenue interest in the Development Wells.
Through an initial public offering in November 2011, the Trust sold to the public 23,000,000 of its common units, representing beneficial interests in the Trust, for cash proceeds of approximately $409.7 million, net of offering costs. The Trust delivered the net proceeds of the initial public offering, along with 12,062,500 common units and 11,687,500 subordinated units, to certain wholly owned subsidiaries of Chesapeake in exchange for the conveyance of the Royalty Interests to the Trust. Upon completion of these transactions, there were 46,750,000 Trust units issued and outstanding, consisting of 35,062,500 common units and 11,687,500 subordinated units. The common units and subordinated units have identical rights and privileges, except with respect to their voting rights and rights to receive distributions as described below.
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
The distributable income covering production from September 1, 2012 to November 30, 2012 was below the subordination threshold. As a result, distributions paid in the three months ended March 31, 2013 were $0.6700 per common unit and $0.3772 per subordinated unit. All of the subordinated units are held by Chesapeake. See Risk and Uncertainties in Note 2 below.
Neither the Trust nor the Trustee is responsible for, or has any control over, any costs related to the drilling of the Development Wells or any other operating or capital costs of the Underlying Properties. The Trust’s cash receipts with respect to the Royalty Interests in the Underlying Properties are determined after deducting certain post-production expenses and any applicable taxes associated with the Royalty Interests. Post-production expenses generally consist of costs incurred to gather, store, compress, transport, process, treat, dehydrate and market the oil, NGL and natural gas produced. However, the Trust is not responsible for costs of marketing services provided by affiliates of Chesapeake. Cash distributions to unitholders will be increased or decreased by the effect of the Trust’s derivative contracts and reduced by the Trust’s general and administrative expenses. See Derivative Contracts in Note 3 below.
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

2.	Basis of Presentation and Significant Accounting Policies
Basis of Accounting.  The accompanying Statement of Assets, Liabilities and Trust Corpus as of December 31, 2012, which has been derived from audited financial statements, and the unaudited interim financial statements of the Trust as of, or for the three months ended, March 31, 2013 and March 31, 2012, have been presented in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and include all adjustments which are, in the opinion of the Trustee, necessary for a fair statement of the results for the interim periods presented. The accompanying unaudited interim financial statements should be read in conjunction with the December 31, 2012 audited financial statements and notes of the Trust included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2012.
Financial statements of the Trust differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as the Trust records revenues when received and expenses when paid and may also establish certain cash reserves for contingencies which would not be accrued in financial statements prepared in accordance with GAAP. This non-GAAP comprehensive basis of accounting corresponds to the accounting principles permitted for royalty trusts by the SEC as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.

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
Use of Estimates.  The preparation of financial statements requires the Trust to make estimates and assumptions that affect the reported amounts of assets, liabilities and Trust corpus during the reporting period. Significant estimates that impact the Trust’s financial statements include estimates of proved oil and natural gas reserves, which are used to compute the Trust’s amortization of the Investment in Royalty Interests (as defined in Investment in Royalty Interests below) and, as necessary, to evaluate potential impairments of Investment in Royalty Interests and of the fair value of derivatives. Actual results could differ from those estimates.
Risk and Uncertainties.  The Trust’s revenue and distributions are substantially dependent upon the prevailing and future prices for oil, NGL and natural gas, each of which depends on numerous factors beyond the Trust’s control such as economic conditions, regulatory developments and competition from other energy sources. Oil, NGL and

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS – (Continued)
(Unaudited)

natural gas prices historically have been volatile, and may be subject to significant fluctuations in the future. The Trust’s derivative contracts serve to mitigate the effect of this price volatility on a portion of the Trust’s anticipated oil and NGL production through September 30, 2015. See Note 3 for the Trust’s derivative contracts.
Additionally, the Trust’s exposure to low prices for NGL and natural gas production volumes for the production periods from September 1, 2012 to November 30, 2012 resulted in per unit income available for distribution below the applicable subordination threshold and, accordingly, the Trust paid a common unit distribution at the subordination threshold of $0.6700 and a subordinated unit distribution of $0.3772 on March 1, 2013, covering production from September 1, 2012 to November 30, 2012. Sustained low commodity prices will reduce the Trust’s revenues and distributable income available to unitholders, and may result in future distributions to common unitholders at or below the subordination threshold.
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
If Chesapeake were to default on its obligation to drill the Development Wells, the Trust would be able to foreclose on a drilling support lien (the “Drilling Support Lien”) to the extent of Chesapeake’s remaining interests in the undeveloped portions of the AMI, file a lawsuit to collect money damages from Chesapeake and pursue other available legal remedies against Chesapeake. However, the Trust is not permitted to obtain specific performance from Chesapeake of its drilling obligation and the maximum amount the Trust can recover in a foreclosure or other action was limited to approximately $119.2 million as of March 31, 2013 and further reduced to $116.5 million as of May 1, 2013. The maximum amount that may be recovered under the Drilling Support Lien will decrease as the remaining Development Wells are drilled and completed.
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
On a quarterly basis, the Trust evaluates the carrying value of the Investment in Royalty Interests under the full cost accounting method prescribed by the SEC. This quarterly review is referred to as a ceiling test. Under the ceiling test, the carrying value of the Investment in Royalty Interests may not exceed an amount equal to the sum of the present value (using a 10% discount rate) of the estimated future net revenues from proved reserves. During the current quarter's evaluation, the carrying value of the Investment in Royalty Interests exceeded the estimated present

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS – (Continued)
(Unaudited)

value calculation of future net revenues from proved reserves, resulting in a $32.9 million impairment in the carrying value of the Investment in Royalty Interests.
The impairment was the result of reserve revisions that were due to current results being below expectations, primarily as a result of higher than expected pressure depletion within certain areas of the AMI. This has resulted in lower initial production rates and lower expected ultimate recovery in certain recent development wells. The impairment results in a non-cash charge to the Trust corpus and does not affect the Trust's distributable income.
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
Loan Commitment.  Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course expenses as they become due, Chesapeake will loan funds to the Trust necessary to pay such expenses. Such loans will be recorded as a liability on the statement of assets, liabilities and trust corpus until repaid. Loans neither increase or decrease distributions to unitholders, however, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. There were no loans outstanding as of March 31, 2013 or December 31, 2012.
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
The Trust uses derivative instruments to manage its exposure to variability in cash flow from changes in oil prices and, to the extent oil production falls below hedged oil volume, NGL prices. On November 16, 2011, Chesapeake novated the derivative contracts described in the table below to the Trust pursuant to which the Trust became party to derivative contracts covering a portion of its expected production from October 1, 2011 through September 30, 2015. These derivative contracts consist of fixed-price oil swaps, in which the Trust receives a fixed price and pays a floating market price, based on New York Mercantile Exchange (“NYMEX”) settlement prices, to the counterparty for the underlying commodity of the derivative. As a party to these contracts, the Trust receives payments directly from its counterparty or is required to pay any amounts owed directly to the counterparty. All swaps are net settled based on the difference between the fixed-price payment and the floating-price payment. Settlements are due on a quarterly basis, including the first two months of the calendar quarter just ended and the last month of the calendar quarter prior to that one. Any payment due to or from such counterparty will be made by the 40th day following the end of the calendar quarter in which such payments become due.
The Trust’s obligations to the counterparty under the derivative contracts are secured by liens on proved reserves attributable to the Trust’s interest in the Underlying Properties. The counterparty’s obligations under the hedge facility must be secured by cash or short-term U.S. Treasury instruments to the extent that any mark-to-market amounts owed to the Trust exceeds defined thresholds. Mark-to-market amounts did not exceed the defined thresholds as of March 31, 2013.

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS – (Continued)
(Unaudited)

As of March 31, 2013, the Trust had the following oil derivative contracts:

	Fixed-Price Oil Swaps
Production Quarter	Volume (mbbl)	Weighted Avg. Price (per bbl)	Fair Value ($ in thousands)
Q4 2012(1)	62.1	$87.28	$(341)
Q1 2013(2)	182.2	$87.37	(987)
Q2 2013	184.3	$87.60	(1,629)
Q3 2013	187.9	$87.79	(1,741)
Q4 2013	184.2	$87.99	(1,437)
Q1 2014	179.8	$88.08	(1,117)
Q2 2014	180.3	$88.21	(873)
Q3 2014	178.8	$88.34	(681)
Q4 2014	174.3	$88.45	(504)
Q1 2015	171.0	$88.59	(317)
Q2 2015	175.4	$88.76	(146)
Q3 2015	153.6	$88.90	(9)
Total	2,013.9	$88.14	$(9,782)
 _______________________________________________________

(1)	Includes December 2012 production that was settled in May 2013.

(2)	Includes January and February 2013 production that was settled in May 2013.
To the extent expected oil production falls below the hedged oil volume, the derivative contracts will also cover expected NGL production. Such estimated production of NGL is hedged with oil contracts using a conversion ratio of one barrel of NGL to 49.2% of a barrel of oil. In 2012 and continuing in early 2013, NGL prices decreased relative to oil prices. To the extent oil and NGL prices are not correlated, the derivative contracts will not effectively mitigate the price risk of the Trust’s NGL production.
Additional Disclosures Regarding Derivative Contracts
In accordance with accounting guidance for derivatives and hedging, and because a legal right of set-off exists, the Trust has netted the value of its derivative contracts with the counterparty in the accompanying statement of assets, liabilities and trust corpus. Short-term derivative liability represents the estimated fair value of derivatives scheduled to settle in cash over the next twelve months based on market prices as of March 31, 2013. The Trust does not apply hedge accounting to any of its derivative contracts, and therefore, any changes in the fair value of the derivative contracts prior to settlement will be accounted for as an adjustment to Trust corpus. Results of settled derivative contracts are reflected in distributable income in the period when paid. For the three months ended March 31, 2013 and March 31, 2012, the Trust settled derivative contracts that resulted in a payment to the counterparty of $0.6 million and $0.8 million, respectively.

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table presents the fair value and location of each classification of derivative contracts disclosed in the statements of assets, liabilities and trust corpus as of March 31, 2013 and December 31, 2012 on a gross basis without regard to same-counterparty netting:

		Fair Value
	Statement of Assets, Liabilities and Trust Corpus Location	March 31, 2013	December 31, 2012
		($ in thousands)
Asset Derivatives:
Not designated as hedging instrument
Commodity contracts	Short-term derivative liability	$—	$212
Commodity contracts	Long-term derivative liability	548	411
Total		548	623

Liability Derivatives:
Not designated as hedging instrument
Commodity contracts	Short-term derivative liability	(5,717)	(3,488)
Commodity contracts	Long-term derivative liability	(4,613)	(5,219)
Total		(10,330)	(8,707)
Total derivatives instruments		$(9,782)	$(8,084)

All of the Trust’s derivative positions are subject to netting arrangements which provide for offsetting of asset and liability positions, as well as related cash collateral if applicable. Such netting arrangements generally do not have restrictions. Under such netting arrangements, the Trust offsets the fair value of derivative instruments with cash collateral received or paid for those contracts executed with the same counterparty, which reduces the Trust’s total assets and Trust corpus. As of March 31, 2013 and December 31, 2012, the Trust did not have any cash collateral balances for these derivatives.

The following tables present the netting offsets of derivative assets and liabilities as of March 31, 2013 and December 31, 2012.

	March 31, 2013
	Derivative Assets		Derivative Liabilities
	Short-term	Long-Term	Short-term	Long-Term
	($ in thousands)
Commodity contracts:
Gross amounts of recognized assets (liabilities)	$—	$548	$(5,717)	$(4,613)
Gross amounts offset in the statement of assets, liabilities and trust corpus	—	(548)	—	548
Total derivatives as reported	$—	$—	$(5,717)	$(4,065)

	December 31, 2012
	Derivative Assets		Derivative Liabilities
	Short-term	Long-Term	Short-term	Long-Term
	($ in thousands)
Commodity contracts:
Gross amounts of recognized assets (liabilities)	$212	$411	$(3,488)	$(5,219)
Gross amounts offset in the statement of assets, liabilities and trust corpus	(212)	(411)	212	411
Total derivatives as reported	$—	$—	$(3,276)	$(4,808)

4.	Income Taxes
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

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS – (Continued)
(Unaudited)

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
Chesapeake’s drilling activity with respect to the Development Wells is consistent with its intent to meet the drilling obligation contemplated by the development agreement. As of May 1, 2013, Chesapeake had drilled and completed, or caused to be drilled or completed, a total of 60 wells in the AMI (approximately 65.7 Development Wells as calculated under the development agreement), reducing the amount that may be recovered under the Drilling Support Lien to approximately $116.5 million.
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
Loan Commitment. Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course expenses as they become due, Chesapeake will loan funds to the Trust necessary to pay such expenses. Any funds loaned by Chesapeake pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness for borrowed money of the Trust. If Chesapeake loans funds pursuant to this commitment, unless Chesapeake agrees otherwise, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. There were no loans outstanding as of March 31, 2013 or December 31, 2012.

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

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS – (Continued)
(Unaudited)

reasonableness. Since commodity swaps do not include optionality and therefore have no unobservable inputs, they are classified as Level 2.
The following table provides fair value measurement information for financial assets (liabilities) measured at fair value on a recurring basis as of March 31, 2013:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	($ in thousands)
Financial Assets (Liabilities):
Derivative liabilities	$—	$(9,782)	$—	$(9,782)
Total	$—	$(9,782)	$—	$(9,782)

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
On February 8, 2013, the Trust declared a cash distribution of $0.6700 per common unit and $0.3772 per subordinated unit, consisting of proceeds attributable to production from September 1, 2012 through November 30, 2012, to record unitholders as of February 19, 2013. The distribution was paid on March 1, 2013.
On February 8, 2012, the Trust declared a cash distribution of $0.7277 per common and subordinated unit, consisting of proceeds attributable to production from September 1, 2011 through November 30, 2011, to record unitholders as of February 20, 2012. The distribution was paid on March 1, 2012.

ITEM 2.	Trustee's Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The following discussion and analysis is intended to help the reader understand the Trust’s financial condition and results of operations. This discussion and analysis should be read in conjunction with the Trust’s unaudited interim financial statements and the accompanying notes relating to the Trust and the Underlying Properties included in Item 1 of Part I of this Quarterly Report as well as the Trust’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”). Capitalized items in this Item 2 have the same meanings ascribed to them in Note 1 to the Trust’s financial statements included in Item 1 of Part I of this Quarterly Report.
Overview
The Trust is a statutory trust formed in June 2011 under the Delaware Statutory Trust Act. The business and affairs of the Trust are managed by the Trustee and, as necessary, the Delaware Trustee. The Trust does not conduct any operations or activities other than owning the Royalty Interests and activities related to such ownership. The Trust’s purpose is generally to own the Royalty Interests, to distribute to the Trust unitholders cash that the Trust receives in respect of the Royalty Interests and the derivative contracts (described in Note 3 to the financial statement contained in Part I, Item 1 of this Quarterly Report) and to perform certain administrative functions in respect of the Royalty Interests and the Trust units. The Trust derives all or substantially all of its income and cash flow from the Royalty Interests and the derivative contracts. The Trust is treated as a partnership for federal income tax purposes.
During November 2011, the Trust completed an initial public offering of its common units representing beneficial interests in the Trust, the net proceeds of which were remitted to Chesapeake as partial consideration for its conveyance of the Royalty Interests to the Trust.
Concurrent with the initial public offering, Chesapeake conveyed the Royalty Interests to the Trust effective July 1, 2011, which included interests in (a) 69 Producing Wells in the Colony Granite Wash play and (b) 118 Development Wells that have been or that are to be drilled in the Colony Granite Wash play on properties within the AMI. Chesapeake is obligated to drill, cause to be drilled or participate as a non operator in the drilling of the Development Wells from drill sites in the AMI on or prior to June 30, 2016. Additionally, based on Chesapeake’s assessment of the ability of a Development Well to produce in paying quantities, Chesapeake is obligated to either complete and tie into production or plug and abandon each Development Well. As of March 31, 2013, Chesapeake had drilled and completed 58 wells within the AMI (approximately 64.5 Development Wells as calculated under the development agreement). As of May 1, 2013, Chesapeake had drilled and completed, or caused to be drilled and completed, a total of 60 wells within the AMI (approximately 65.7 Development Wells as calculated under the development agreement).
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
On November 16, 2011, Chesapeake novated to the Trust, and the Trust became party to, derivative contracts covering a portion of the production attributable to the Royalty Interests from October 1, 2011 through September 30, 2015. The Trust’s distributable income will include net settlements under these derivative contracts. The value of the derivative contracts as of March 31, 2013 was a net liability of $9.8 million.

The Trust is required to make quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s administrative expenses, on or about 60 days following the completion of each calendar quarter through (and including) the quarter ending June 30, 2031. The distribution made in the first quarter of 2013, consisting of proceeds attributable to production from September 1, 2012 through November 30, 2012, was made on March 1, 2013 to record unitholders as of February 19, 2013.

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
Subordination Threshold.  In order to provide support for cash distributions on the common units, Chesapeake agreed to subordinate 11,687,500 of the Trust units retained following the initial public offering of common units, which constitute 25% of the outstanding Trust units. The subordinated units are entitled to receive pro rata distributions from the Trust each quarter if and to the extent there is sufficient cash to pay a cash distribution on the common units that is no less than 80% of the target distribution for the corresponding quarter. If there is not sufficient cash to fund such a distribution on all of the common units, the distribution to be made with respect to the subordinated units will be reduced or eliminated for such quarter in order to make a distribution, to the extent possible, of up to the subordination threshold amount on all the common units, including the common units held by Chesapeake.
Incentive Threshold.  In exchange for agreeing to subordinate a portion of its Trust units, and in order to provide additional financial incentive to Chesapeake to satisfy its drilling obligation and perform operations on the Underlying Properties in an efficient and cost-effective manner, Chesapeake is entitled to receive incentive distributions equal to 50% of the amount by which the cash available for distribution on all of the Trust units in any quarter is 20% greater than the target distribution for such quarter. The remaining 50% of cash available for distribution in excess of the applicable incentive threshold will be paid to the Trust unitholders, including Chesapeake, on a pro rata basis.
At the end of the fourth full calendar quarter following Chesapeake’s satisfaction of its drilling obligation with respect to the Development Wells, the subordinated units will automatically convert into common units on a one-for-one basis and Chesapeake’s right to receive incentive distributions will terminate. With respect to distributions for quarters following the fourth full quarter after Chesapeake's satisfaction of its drilling obligation with respect to the Development Wells, the common units will no longer have the protection of the subordination threshold, and all Trust unitholders will share on a pro rata basis in the Trust’s distributions. The period during which the subordinated units are outstanding is referred to as the subordination period.

The following table sets forth the subordination threshold and the incentive threshold for each calendar quarter through the second quarter of 2017, as established in the Trust Agreement:

Period	Subordination Threshold	Incentive Threshold
	(per unit)
2013:
First Quarter	$0.69	$1.04
Second Quarter	$0.69	$1.04
Third Quarter	$0.71	$1.07
Fourth Quarter	$0.69	$1.04
2014:
First Quarter	$0.69	$1.04
Second Quarter	$0.68	$1.02
Third Quarter	$0.69	$1.03
Fourth Quarter	$0.66	$0.99
2015:
First Quarter	$0.66	$0.99
Second Quarter	$0.68	$1.02
Third Quarter	$0.64	$0.96
Fourth Quarter	$0.56	$0.84
2016:
First Quarter	$0.51	$0.76
Second Quarter	$0.47	$0.70
Third Quarter	$0.44	$0.66
Fourth Quarter	$0.41	$0.62
2017:
First Quarter	$0.39	$0.59
Second Quarter	$0.37	$0.56
Results of Trust Operations
The quarterly payments to the Trust with respect to the Royalty Interests are based on the amount of proceeds actually received by Chesapeake during the preceding calendar quarter. Proceeds from production are typically received by Chesapeake one month after production. Due to the timing of the payment of production proceeds, quarterly distributions made by Chesapeake to the Trust will generally include royalties attributable to sales of oil, NGL and natural gas for three months, comprised of the first two months of the quarter just ended and the last month of the quarter prior to that one. Chesapeake is required to make the Royalty Interest payments to the Trust within 35 days of the end of each calendar quarter. As a result, in February 2013, the Trust received a payment on the Royalty Interests representing royalties attributable to proceeds from sales of oil, NGL and natural gas for September 1, 2012 through November 30, 2012.
Recently, low natural gas prices combined with stronger oil prices have resulted in increased drilling activity in oil- and NGL-rich plays. The resulting increase in production volumes of NGL led to a significant decrease in the price of NGL in both absolute terms and on a relative basis compared to oil. The Trust’s exposure to low prices for NGL and natural gas production volumes for the production period from September 1, 2012 to November 30, 2012 resulted in per unit income available for distribution below the subordination threshold. Accordingly, on March 1, 2013, the Trust paid a common unit distribution at the subordination level of $0.6700 per common unit and a subordinated unit distribution of $0.3772 per subordinated unit for the three month production period ended November 30, 2012. Sustained low commodity prices have and will reduce the Trust’s revenues and distributable income available to unitholders, and may continue to result in future distributions to common unitholders at or below the subordination threshold.

Trust Operations for the Three Months Ended March 31, 2013 as compared to March 31, 2012.

Distributable Income. The Trust's distributable income was $27.9 million for the three months ended March 31, 2013 compared to $34.0 million for the three months ended March 31, 2012, a decrease of $6.1 million. This decrease was primarily due to the decrease in the average realized prices received from sales of natural gas and NGL. During the production period from September 1, 2012 to November 30, 2012 ("current production period") the average realized sales price for natural gas was $1.94 per thousand cubic feet ("mcf") compared to $2.66 per mcf for the production period from September 1, 2011 to November 30, 2011 ("prior production period"). The average realized price for the sales of NGL was $31.92 per barrel ("bbl") in the current production period compared to $43.06 per bbl for the prior production period. Oil prices were comparable at $86.26 per bbl for the current production period as compared to $86.27 per bbl for the prior production period, however, oil sales were comparatively lower for the current production period at 151 thousand barrels ("mbbls") as compared to 177 mbbls for the prior production period.

On a per unit basis, cash distributions during the three months ended March 31, 2013 were $0.6700 per common unit and $0.3772 per subordinated unit covering production for the current production period as compared to $0.7277 per common and subordinated units for the prior production period. Distributable income for the three months ended March 31, 2013, attributable to the current production period, and for the three months ended March 31, 2012, attributable to prior production period, was calculated as follows (in thousands except for unit and per unit amounts):

	Three Months Ended March 31,
	2013	2012
Revenues:
Royalty income(1)	$29,463	$36,070
Interest income	—	1
Total Revenues	$29,463	$36,071
Expenses:
Production taxes	$588	$752
Trust administrative expenses(2)	366	476
Derivative settlement loss	609	824
Total Expenses	1,563	2,052
Distributable income available to unitholders	$27,900	$34,019

Distributable income per common unit (35,062,500 units issued and outstanding)	$0.6700	$0.7277
Distributable income per subordinated unit (11,687,500 units issued and outstanding)	$0.3772	$0.7277
 _____________________________________________________
(1) Net of certain post-production expenses.
(2) Includes cash reserves withheld.
Royalty Income.  Royalty income to the Trust for the three months ended March 31, 2013, and attributable to the current production period, totaled $29.5 million based upon sales of production attributable to the Royalty Interests of 151 mbbls of oil, 329 mbbls of NGL and 3,060 million cubic feet ("mmcf") of natural gas. Total production for the current production period was 990 thousand barrels of oil equivalent (“mboe”). Average prices received for oil, NGL and natural gas production, including the impact of certain post-production expenses and excluding production tax, during the current production period were $86.26 per bbl, $31.92 per bbl and $1.94 per mcf, respectively.
Royalty income to the Trust for the three months ended March 31, 2012, and attributable the prior production period, totaled $36.0 million based upon sales of production attributable to the Royalty Interests of 177 mbbls of oil, 303 mbbls of NGL and 2,910 mmcf of natural gas. Total production for the prior production period was 965 mboe. Average prices received for oil, NGL and natural gas production, including the impact of certain post-production expenses and excluding production tax, during prior production period were $86.27 per bbl, $43.06 per bbl and $2.66 per mcf, respectively.

Production Taxes.  Production taxes are calculated as a percentage of oil, NGL and natural gas revenues, net of any applicable tax credits. Production taxes for the three months ended March 31, 2013 totaled $0.6 million, or $0.59 per barrel of oil equivalent (“boe”) as compared to production taxes for the three months ended March 31, 2012 which totaled $0.8 million, or $0.78 per boe. In both periods production taxes were approximately 2% of royalty income.
Trust Administrative Expenses. Trust administrative expenses, including additional cash reserves, for the three months ended March 31, 2013 totaled $0.4 million as compared to $0.5 million for the three months ended March 31, 2012. The decrease was primarily the result of higher first-year expenses in 2012. Trust administrative expenses primarily consist of the administrative fees paid to the Trustees and Chesapeake and costs for accounting and legal services.
Derivative Settlement Loss.  The Trust records gains or losses from the derivative contracts when proceeds are received or payments are made, respectively. Swaps covering September 1, 2012 through November 30, 2012 production were settled, during the three months ended March 31, 2013, with proceeds from royalty income for the same period. Total losses during the period were $0.6 million, or $0.01 per Trust unit. Swaps covering October 1, 2011 through November 30, 2011 production were settled, during the three months ended March 31, 2012, with proceeds from royalty income for the same period. Total losses during the period were $0.8 million, or $0.02 per Trust unit.
Development Wells.  As of March 31, 2013, all of the Producing Wells were producing and approximately 64.5 Development Wells (as calculated under the development agreement) were completed and producing. The amount that could be recovered under the Drilling Support Lien as of March 31, 2013 was approximately $119.2 million. In addition, 1.2 Development Wells (as calculated under the development agreement) were drilled in the AMI and subsequently completed in April 2013. As of May 1, 2013, Chesapeake had drilled and completed, or caused to be drilled and completed, a total of 60 wells within the AMI (approximately 65.7 Development Wells as calculated under the development agreement) and the amount that could be recovered under the Drilling Support Lien was approximately $116.5 million.
Impairment of Royalty Interest. During the quarter ended March 31, 2013, the Trust recognized a $32.9 million impairment of the Royalty Interest. The impairment was the result of reserve revisions that were due to current results being below expectations, primarily as a result of higher than expected pressure depletion within certain areas of the AMI. This has resulted in lower initial production rates and lower expected ultimate recovery in certain recent development wells. The impairment results in a non-cash charge to the Trust corpus and does not affect the Trust's distributable income.
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
The Trust is required to make quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s administrative expenses, on or about 60 days following the completion of each calendar quarter through (and including) the quarter ending June 30, 2031. The first calendar quarter 2013 distribution of $0.6700 per common unit and $0.3772 per subordinated unit, consisting of proceeds attributable to production from September 1, 2012 through November 30, 2012, was made on March 1, 2013 to record unitholders as of February 19, 2013.
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
Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including cash reserves) is not sufficient to pay the Trust’s ordinary course expenses as they become due, Chesapeake will loan funds to the Trust necessary to pay such expenses. Any funds loaned by Chesapeake pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness for borrowed money of the Trust. If Chesapeake loans funds pursuant to this commitment, unless Chesapeake agrees otherwise, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. There were no loans outstanding as of March 31, 2013 or December 31, 2012.
The Trust is not responsible for any costs related to the drilling of the Development Wells and Chesapeake granted to the Trust the Drilling Support Lien in order to secure the estimated amount of the drilling costs for the Trust’s interests in the Development Wells. As Chesapeake fulfills its drilling obligation over time, Development Wells that are completed or that are perforated for completion and then plugged and abandoned are released from the Drilling Support Lien and the total dollar amount that may be recovered by the Trust for Chesapeake’s failure to fulfill its drilling obligation is proportionately reduced.
Off-Balance Sheet Arrangements
The Trust has no off-balance sheet arrangements. The Trust has not guaranteed the debt of any other party, nor does the Trust have any other arrangements or relationships with other entities that could potentially result in unconsolidated debt, losses or contingent obligations other than the derivative contracts disclosed in the section Derivative Contracts in Note 3 in Part I, Item I of this Quarterly Report.
Critical Accounting Policies and Estimates
Refer to Note 2 of Part I, Item 1 for discussion of significant accounting policies and estimates. Critical accounting policies and estimates relating to the Trust are contained in Item 7 of the 2012 Form 10-K.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk
The discussion in this section provides information about derivative contracts between the Trust and the derivative counterparty effective October 1, 2011. The contracts underlying the derivative contracts cover a portion of the expected production attributable to the Royalty Interests from the Producing Wells and the Development Wells through September 30, 2015. The derivative contracts are settled in cash and do not require the actual delivery of oil or NGL at settlement. The contracts are settled based upon NYMEX prices. Under the derivative contracts, the Trust receives payments directly from the counterparty and pays any amounts owed to the counterparty. The Trust does not have the ability to enter into any additional oil, NGL or natural gas derivative contracts, except in limited circumstances involving the restructuring of the existing oil derivatives contracts.

As of March 31, 2013, the Trust had the following oil derivative contracts:

	Fixed-Price Oil Swaps
Production Quarter	Volume (mbbl)	Weighted Avg. Price (per bbl)	Fair Value ($ in thousands)
Q4 2012(1)	62.1	$87.28	$(341)
Q1 2013(2)	182.2	$87.37	(987)
Q2 2013	184.3	$87.60	(1,629)
Q3 2013	187.9	$87.79	(1,741)
Q4 2013	184.2	$87.99	(1,437)
Q1 2014	179.8	$88.08	(1,117)
Q2 2014	180.3	$88.21	(873)
Q3 2014	178.8	$88.34	(681)
Q4 2014	174.3	$88.45	(504)
Q1 2015	171.0	$88.59	(317)
Q2 2015	175.4	$88.76	(146)
Q3 2015	153.6	$88.90	(9)
Total	2,013.9	$88.14	$(9,782)
 _____________________________________________________

(1)	Includes December 2012 production that was settled in February 2013.

(2)	Includes January 2013 and February 2013 production that was settled in May 2013.

To the extent expected oil production falls below the hedged oil volume, the derivative contracts will also cover expected NGL production. Such estimated production of NGL is hedged with oil contracts using a conversion ratio of one barrel of NGL to 49.2% of a barrel of oil. In 2012 and continuing in 2013, NGL prices have decreased relative to oil prices. To the extent oil and NGL prices are not correlated, the derivative contracts will not effectively mitigate the price risk of the Trust’s NGL production.
The Trust’s obligations to the counterparty under the derivative contracts are secured by liens on proved reserves attributable to the Trust’s interest in the Underlying Properties. The value of the derivative contracts as of March 31, 2013 was a net liability of $9.8 million.
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
Credit Risk. A portion of the Trust’s liquidity is concentrated in the derivative contracts described above. The use of oil derivative contracts exposes the Trust to credit risk from the counterparty, which has an investment grade credit rating.
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
If Chesapeake were to default on its obligation to drill the Development Wells, the Trust would be able to foreclose on the Drilling Support Lien to the extent of Chesapeake’s remaining interests in the undeveloped portions of the AMI, file a lawsuit to collect money damages from Chesapeake and pursue other available legal remedies against Chesapeake. However, the Trust is not permitted to obtain specific performance from Chesapeake of its drilling obligation and the maximum amount the Trust can recover in a foreclosure or other action was limited to approximately $116.5 million as of May 1, 2013 and will decease as the remaining Development Wells are drilled and completed.

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
Due to the nature of the Trust as a passive entity and in light of the contractual arrangements pursuant to which the Trust was created, including the provisions of (i) the Trust Agreement, (ii) the administrative services agreement, (iii) the development agreement and (iv) the conveyances granting the Royalty Interests, the Trustee’s disclosure controls and procedures related to the Trust necessarily rely on (a) information provided by Chesapeake, including information relating to results of operations, the status of drilling of the Development Wells, the costs and revenues attributable to the Trust’s interests under the conveyance and other operating and historical data, plans for future operating and capital expenditures, reserve information, information relating to projected production, and other information relating to the status and results of operations of the underlying properties and the Royalty Interests, and (b) conclusions and reports regarding reserves by the Trust’s independent reserve engineers. Other than reviewing the financial and other information provided to the Trust by Chesapeake, the Trustee has not made an independent or direct verification of this financial or other information.
Changes in Internal Control over Financial Reporting.  During the quarter ended March 31, 2013, there has been no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting related to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Chesapeake.

PART II. OTHER INFORMATION

ITEM 1A.	Risk Factors
Risk factors relating to the Trust are contained in Part 1, Item 1A of the 2012 Form 10-K. There have not been any material changes from the risk factors previously disclosed in the 2012 Form 10-K.

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
Date: May 8, 2013

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