Form 10-Q
period 2013-06-30
CHESAPEAKE GRANITE WASH TRUST
filed 2013-08-08
CIK 1524769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X]    Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [X]
As of August 7, 2013, 35,062,500 Common Units and 11,687,500 Subordinated Units representing beneficial interests in Chesapeake Granite Wash Trust were outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (Unaudited)

	June 30,	December 31,
	2013	2012
	($ in thousands)
ASSETS:
Cash and cash equivalents	$1,230	$1,159
Investment in royalty interests	487,793	487,793
Less: accumulated amortization and impairment	(135,710)	(59,331)
Net investment in royalty interests	352,083	428,462
Long-term derivative asset	686	—
Total assets	$353,999	$429,621
LIABILITIES AND TRUST CORPUS:
Short-term derivative liability	$4,762	$3,276
Long-term derivative liability	—	4,808
Total liabilities	4,762	8,084
Trust corpus; 35,062,500 common units and 11,687,500 subordinated units authorized and outstanding	349,237	421,537
Total liabilities and trust corpus	$353,999	$429,621

The accompanying notes are an integral part of these financial statements.

CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF DISTRIBUTABLE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	($ in thousands, except per unit data)
REVENUES:
Royalty income	$29,868	$34,554	$59,331	$70,624
Interest income	—	1	—	2
Total Revenues	29,868	34,555	59,331	70,626
EXPENSES:
Production taxes	577	798	1,165	1,550
Trust administrative expenses	533	443	868	805
Derivative settlement loss	1,007	2,567	1,616	3,391
Cash reserves withheld	40	(54)	71	60
Total Expenses	2,157	3,754	3,720	5,806
Distributable income	$27,711	$30,801	$55,611	$64,820

Distributable income per common unit (35,062,500 units)	$0.6900	$0.6588	$1.3600	$1.3865
Distributable income per subordinated unit (11,687,500 units)	$0.3010	$0.6588	$0.6782	$1.3865
CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	($ in thousands)
TRUST CORPUS: Beginning of period	$370,181	$434,933	$421,537	$462,918
Additional cash reserves	40	(54)	71	60
Amortization of investment in royalty interests	(15,260)	(12,813)	(32,049)	(25,718)
Impairment of investment in royalty interests	(11,430)	—	(44,330)	—
Change in derivative liability	5,706	34,349	4,008	19,155
Distributable income	27,711	30,801	55,611	64,820
Distributions paid to unitholders	(27,711)	(30,801)	(55,611)	(64,820)
TRUST CORPUS: End of period	$349,237	$456,415	$349,237	$456,415

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
The Trust was created to own royalty interests (the “Royalty Interests”) for the benefit of Trust unitholders pursuant to a trust agreement dated as of June 29, 2011 and subsequently amended and restated as of November 16, 2011 by and among Chesapeake, Chesapeake Exploration, L.L.C., a wholly owned subsidiary of Chesapeake, the Trustee and the Delaware Trustee (the “Trust Agreement”). The Royalty Interests are derived from Chesapeake’s interests in specified oil and natural gas properties located within an area of mutual interest (the “AMI”) in the Colony Granite Wash play in Washita County in the Anadarko Basin of western Oklahoma (the “Underlying Properties”). Chesapeake conveyed the Royalty Interests to the Trust from (a) Chesapeake’s interests in 69 existing horizontal wells (the “Producing Wells”), and (b) Chesapeake’s interests in 118 horizontal development wells (the “Development Wells”) that have since been, or that are to be, drilled on properties held by Chesapeake within the AMI. Pursuant to a development agreement with the Trust, Chesapeake is obligated to drill, cause to be drilled or participate as a non-operator in the drilling of the 118 Development Wells by June 30, 2016. Additionally, based on Chesapeake’s assessment of the ability of a Development Well to produce in paying quantities, Chesapeake is obligated to either complete and tie into production or plug and abandon each Development Well. Chesapeake has retained an interest in each of the Producing Wells and Development Wells and currently operates 95% of the Producing Wells and the completed Development Wells and expects to operate approximately 88% of the remaining Development Wells.
The business and affairs of the Trust are managed by the Trustee. The Trust Agreement limits the Trust’s business activities generally to owning the Royalty Interests and any activity reasonably related to such ownership, including activities required or permitted by the terms of the conveyances related to the Royalty Interests and derivative contracts between the Trust and its counterparty. The royalty interests in the Producing Wells entitle the Trust to receive 90% of the proceeds (exclusive of any production or development costs but after deducting certain post-production expenses and any applicable taxes) from the sales of oil, natural gas liquids (“NGL”) and natural gas production attributable to Chesapeake’s net revenue interest in the Producing Wells. The royalty interests in the Development Wells entitle the Trust to receive 50% of the proceeds (exclusive of any production or development costs but after deducting certain post-production expenses and any applicable taxes) from the sales of oil, NGL and natural gas production attributable to Chesapeake’s net revenue interest in the Development Wells.
Through an initial public offering in November 2011, the Trust sold to the public 23,000,000 common units, representing beneficial interests in the Trust, for cash proceeds of approximately $409.7 million, net of offering costs. The Trust delivered the net proceeds of the initial public offering, along with 12,062,500 common units and 11,687,500 subordinated units, to certain wholly owned subsidiaries of Chesapeake in exchange for the conveyance of the Royalty Interests to the Trust. Upon completion of these transactions, there were 46,750,000 Trust units issued and outstanding, consisting of 35,062,500 common units and 11,687,500 subordinated units. The common units and subordinated units have identical rights and privileges, except with respect to their voting rights and rights to receive distributions as described below.
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

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)

on a one-for-one basis and Chesapeake’s right to receive incentive distributions will terminate. After such time, the common units will no longer have the protection of the subordination threshold, and all Trust unitholders will share on a pro rata basis in the Trust’s distributions.
The distributable income for the production period from December 1, 2012 to February 28, 2013 and the production period from September 1, 2012 to November 30, 2012 was, in each case, below the subordination threshold. As a result, the distributions paid in the three months ended June 30, 2013 and the three months ended March 31, 2013 were $0.6900 per common unit and $0.3010 per subordinated unit and $0.6700 per common unit and $0.3772 per subordinated unit, respectively. All of the subordinated units are held by Chesapeake. See Risks and Uncertainties in Note 2 below.
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

2.	Basis of Presentation and Significant Accounting Policies
Basis of Accounting.  The accompanying Statement of Assets, Liabilities and Trust Corpus as of December 31, 2012, which has been derived from audited financial statements, and the unaudited interim financial statements of the Trust as of, or for the three and six months ended, June 30, 2013 and June 30, 2012, have been presented in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and include all adjustments which are, in the opinion of the Trustee, necessary for a fair statement of the results for the interim periods presented. The accompanying unaudited interim financial statements should be read in conjunction with the December 31, 2012 audited financial statements and notes of the Trust included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2012.
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
Low natural gas prices combined with stronger oil prices have resulted in an industry-wide increase in drilling activity in oil- and NGL-rich plays. The resulting increase in production volumes of NGL led to a significant decrease

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)

in the price of NGL in both absolute terms and on a relative basis compared to oil. The Trust’s exposure to low prices for NGL and reduced production volumes for the production periods from September 1, 2012 to May 31, 2013, in addition to higher than expected pressure depletion within the AMI described below, resulted in per unit income available for distribution below the applicable subordination threshold. Accordingly, the Trust paid a common unit distribution at the subordination threshold of $0.6900 and a subordinated unit distribution of $0.3010 on May 31, 2013, covering production from December 1, 2012 through February 28, 2013, and a common unit distribution at the subordination threshold of $0.6700 and a subordinated unit distribution of $0.3772 on March 1, 2013, covering production from September 1, 2012 through November 30, 2012 and, on August 8, 2013, the Trust announced that, on or about August 29, 2013, it will pay a common unit distribution at the subordination threshold of $0.6900 and a subordinated unit distribution of $0.1432, covering production from March 1, 2013 to May 31, 2013, to record unitholders as of August 19, 2013. Sustained low commodity prices and higher than expected pressure depletion have reduced and may continue to reduce the Trust’s revenues and distributable income available to unitholders, which may contribute to future distributions to common unitholders below the subordination threshold, and could lead to future impairments.
For the three months ended June 30, 2013 and March 31, 2013, the Trust recognized an $11.4 million and a $32.9 million impairment of the Royalty Interests, for each period, primarily due to higher than expected pressure depletion within certain areas of the AMI which has resulted in lower initial production rates and lower expected ultimate recovery in certain recent Development Wells. See Investment in Royalty Interests below for further discussion of the impairments. Chesapeake has informed the Trust that it is currently performing additional testing and scientific analysis of the Colony Granite Wash reservoir in an effort to potentially enhance the value of the remaining Development Wells by optimizing well spacing and Colony Granite Wash interval selections. Chesapeake has also advised that it believes it is prudent to reduce its operated rig count in the AMI from four rigs to two rigs beginning in mid-August 2013, which will allow more time to apply well performance analysis from well to well as Chesapeake's drilling program progresses at a slower pace. At this time, Chesapeake is unable to predict how long its operated rig count will remain at two rigs or the outcome of its additional testing and analysis, including any potential improvement in Development Well drilling performance or the potential effects on future distributions to common unitholders. If well performance does not improve, the Trust's revenues and distributable income available to unitholders will be reduced, which may contribute to future distributions to common unitholders below the subordination threshold, and decreased well performance or lower expected ultimate recovery may also lead to further impairments. In addition, the operated rig count reduction from four rigs to two rigs will decrease the rate at which royalty income from the remaining Development Wells becomes available to the Trust for distribution to unitholders, which, if combined with continued low NGL and natural gas prices and reduced well performance, will likely result in future distributions to common unitholders below the subordination threshold beginning in 2014. If a quarterly cash distribution in respect of the common units is lower than the applicable subordination threshold, the common units will not be entitled to receive any additional distributions nor will the units be entitled to arrearages in any future quarter.
Chesapeake’s ability to perform its obligations to the Trust will depend on its future results of operations, financial condition and liquidity, which in turn will depend upon the supply and demand for oil, NGL and natural gas, prevailing economic conditions and financial, business and other factors, many of which are beyond Chesapeake’s control.
If Chesapeake were to default on its obligation to drill the Development Wells, the Trust would be able to foreclose on a drilling support lien (the “Drilling Support Lien”) to the extent of Chesapeake’s remaining interests in the undeveloped portions of the AMI, file a lawsuit to collect monetary damages from Chesapeake and pursue other available legal remedies against Chesapeake. However, the Trust is not permitted to obtain specific performance from Chesapeake of its drilling obligation and the maximum amount the Trust can recover in a foreclosure or other action was limited to approximately $102.2 million as of June 30, 2013 and further reduced to $96.6 million as of August 2, 2013. The maximum amount that may be recovered under the Drilling Support Lien will decrease as the remaining Development Wells are drilled and completed.
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

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)

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

Cash.  Cash equivalents include all highly-liquid instruments with maturities of three months or less at the time of acquisition. The Trustee maintains a minimum cash reserve of $1.0 million and may at the Trustee’s discretion reserve funds for future expected administrative expenses.
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
On a quarterly basis, the Trust evaluates the carrying value of the Investment in Royalty Interests under the full cost accounting method prescribed by the SEC. This quarterly review is referred to as a ceiling test. Under the ceiling test, the carrying value of the Investment in Royalty Interests may not exceed an amount equal to the sum of the present value (using a 10% discount rate) of the estimated future net revenues from proved reserves. For the three months ended June 30, 2013 and March 31, 2013, the carrying value of the Investment in Royalty Interests exceeded the estimated present value calculation of future net revenues from proved reserves, resulting in an $11.4 million and a $32.9 million impairment, for each period, in the carrying value of the Investment in Royalty Interests. The impairments were the result of reserve revisions attributable to current results being below expectations, primarily caused by higher than expected pressure depletion within certain areas of the AMI. This has resulted in lower initial production rates and lower expected ultimate recovery in certain recent Development Wells. The impairments resulted in non-cash charges to the Trust corpus and did not affect the Trust distributable income. See Risks and Uncertainties above for further discussion.
Derivatives.  To mitigate a portion of the exposure to adverse market changes of oil prices and, to the extent oil production falls below the hedged oil volume, NGL prices, the Trust is party to derivative contracts with its hedge counterparty. See Note 3 for discussion of the derivative contracts currently outstanding.
The Trust records gains or losses from the derivative contracts when proceeds are received or payments are made, respectively. Additionally, changes in the fair value of the derivative contracts are accounted for as an adjustment to Trust corpus and the fair value carried on the statement of assets, liabilities and trust corpus. Cash distributions to unitholders will be increased or decreased by the effect of the Trust's derivative contracts.
Loan Commitment.  Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course expenses as they become due, Chesapeake will loan funds to the Trust necessary to pay such expenses. Such loans will be recorded as a liability on the statement of assets, liabilities and Trust corpus until repaid. A loan neither increases nor decreases distributions to unitholders; however, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until the loan is repaid. There were no loans outstanding as of June 30, 2013 or December 31, 2012.
Revenues and Expenses. Neither the Trust nor the Trustee is responsible for, or has any control over, any costs related to the drilling of the Development Wells or any other operating or capital costs of the Underlying Properties. The Trust’s revenues with respect to the Royalty Interests in the Underlying Properties are net of existing royalties and overriding royalties associated with Chesapeake's interests and are determined after deducting certain post-production expenses and any applicable taxes associated with the Royalty Interests. Post-production expenses generally consist of costs incurred to gather, store, compress, transport, process, treat, dehydrate and market the oil, NGL and natural

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)

gas produced. However, the Trust is not responsible for costs of marketing services provided by affiliates of Chesapeake. Cash distributions to unitholders will be reduced by the Trust’s general and administrative expenses. See Derivative Contracts in Note 3.

3.	Derivative Contracts
The Trust uses derivative instruments in an effort to manage its exposure to variability in cash flow from changes in oil prices and, to the extent oil production falls below hedged oil volume, NGL prices. On November 16, 2011, Chesapeake novated the derivative contracts described in the table below to the Trust pursuant to which the Trust became party to derivative contracts covering a portion of its expected production from October 1, 2011 through September 30, 2015. These derivative contracts consist of fixed-price oil swaps, in which the Trust receives a fixed price and pays a floating market price, based on New York Mercantile Exchange (“NYMEX”) settlement prices, to the counterparty for the underlying commodity of the derivative. As a party to these contracts, the Trust receives payments directly from its counterparty or is required to pay any amounts owed directly to the counterparty. All swaps are net settled based on the difference between the fixed-price payment and the floating-price payment. Settlements are due on a quarterly basis, including the first two months of the calendar quarter just ended and the last month of the calendar quarter prior to that one. Any payment due to or from such counterparty will be made by the 40th day following the end of the calendar quarter in which such payments become due.
The Trust’s obligations to the counterparty under the derivative contracts are secured by liens on proved reserves attributable to the Trust’s interest in the Underlying Properties. The counterparty’s obligations under the hedge facility must be secured by cash or short-term U.S. Treasury instruments to the extent that any mark-to-market amounts owed to the Trust exceed the defined thresholds. Mark-to-market amounts did not exceed the defined thresholds as of June 30, 2013.
As of June 30, 2013, the Trust had the following oil derivative contracts:

	Fixed-Price Oil Swaps
		Weighted	Fair Value
Production Quarter	Volume	Avg. Price	Asset/(Liability)
	(mbbl)	(per bbl)	($ in thousands)
Q1 2013(1)	61.3	$87.54	$(352)
Q2 2013(2)	184.3	$87.60	(1,205)
Q3 2013	187.9	$87.79	(1,504)
Q4 2013	184.2	$87.99	(1,145)
Q1 2014	179.8	$88.08	(729)
Q2 2014	180.3	$88.21	(417)
Q3 2014	178.8	$88.34	(158)
Q4 2014	174.3	$88.45	75
Q1 2015	171.0	$88.59	295
Q2 2015	175.4	$88.76	477
Q3 2015	153.6	$88.90	587
Total	1,830.9	$88.23	$(4,076)
 _______________________________________________________________________

(1)	Includes March 2013 production that was settled in August 2013.

(2)	Includes April and May 2013 production that was settled in August 2013.
To the extent expected oil production falls below the hedged oil volume, the derivative contracts will also cover expected NGL production. Such estimated production of NGL is hedged with oil contracts using a conversion ratio of one barrel of NGL to 49.2% of a barrel of oil. In 2012 and continuing in 2013, NGL prices decreased relative to oil prices. To the extent oil and NGL prices are not correlated, the derivative contracts will not effectively mitigate the price risk of the Trust’s NGL production.

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Additional Disclosures Regarding Derivative Contracts
In accordance with accounting guidance for derivatives and hedging, and because a legal right of set-off exists, the Trust has netted the value of its derivative contracts with the counterparty in the accompanying statement of assets, liabilities and trust corpus. Short-term derivative liability represents the estimated fair value of derivatives scheduled to settle in cash over the next twelve months based on market prices as of June 30, 2013. The Trust does not apply hedge accounting to any of its derivative contracts, and therefore, any changes in the fair value of the derivative contracts prior to settlement are accounted for as an adjustment to Trust corpus. Results of settled derivative contracts are reflected in distributable income in the period when paid. For the three months ended June 30, 2013 and June 30, 2012, the Trust settled derivative contracts that resulted in a payment to the counterparty of $1.0 million and $2.6 million, respectively. For the six months ended June 30, 2013 and June 30, 2012, the Trust settled derivative contracts that resulted in payments to the counterparty, in the aggregate, of $1.6 million and $3.4 million, respectively.
The following table presents the fair value and location of each classification of derivative contracts disclosed in the statements of assets, liabilities and trust corpus as of June 30, 2013 and December 31, 2012 on a gross basis without regard to same-counterparty netting:

		Fair Value
	Statement of Assets, Liabilities and Trust Corpus Location	June 30, 2013	December 31, 2012
		($ in thousands)
Asset Derivatives:
Not designated as hedging instrument
Commodity contracts	Short-term derivative asset	$—	$212
Commodity contracts	Long-term derivative asset	2,093	411
Total		$2,093	$623

Liability Derivatives:
Not designated as hedging instrument
Commodity contracts	Short-term derivative liability	$(4,762)	$(3,488)
Commodity contracts	Long-term derivative liability	(1,407)	(5,219)
Total		(6,169)	(8,707)
Total derivatives instruments		$(4,076)	$(8,084)

All of the Trust’s derivative positions are subject to netting arrangements which provide for offsetting of asset and liability positions, as well as related cash collateral if applicable. Such netting arrangements generally do not have restrictions. Under such netting arrangements, the Trust offsets the fair value of derivative instruments with cash collateral received or paid for those contracts executed with the same counterparty, which reduces the Trust’s total assets and Trust corpus. As of June 30, 2013 and December 31, 2012, the Trust did not have any cash collateral balances for these derivatives.

The following tables present the netting offsets of derivative assets and liabilities as of June 30, 2013 and December 31, 2012.

	June 30, 2013
	Derivative Assets		Derivative Liabilities
	Short-term	Long-Term	Short-term	Long-Term
	($ in thousands)
Commodity Contracts:
Gross amounts of recognized assets (liabilities)	$—	$2,093	$(4,762)	$(1,407)
Gross amounts offset in the statement of assets, liabilities and trust corpus	—	(1,407)	—	1,407
Total derivatives as reported	$—	$686	$(4,762)	$—

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)

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

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)

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
In drilling the Development Wells, Chesapeake is required to act diligently and as a reasonably prudent oil and gas operator would act under the same or similar circumstances as if it were acting with respect to its own properties, disregarding the existence of the Royalty Interests as burdens affecting such properties (the “Reasonably Prudent Operator Standard”). Where Chesapeake does not operate the Underlying Properties, Chesapeake is required to use commercially reasonable efforts to exercise its contractual rights to cause the operators of such Underlying Properties to adhere to the Reasonably Prudent Operator Standard. Chesapeake expects that the drilling and completion techniques used for the Development Wells will be generally consistent with those used for the Producing Wells, the existing Development Wells and other Colony Granite Wash producing wells outside of the AMI.
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
A wholly owned subsidiary of Chesapeake has granted to the Trust the Drilling Support Lien covering Chesapeake’s retained interest in the AMI (except its interest in the Producing Wells, Development Wells and any other wells not subject to the Royalty Interests) in order to secure the estimated amount of the drilling costs for the Trust’s interests in the Development Wells. The maximum amount that may be obtained by the Trust pursuant to the Drilling Support Lien initially could not exceed $262.7 million. As Chesapeake fulfills its drilling obligation over time, the total amount that may be recovered is proportionately reduced and completed Development Wells are released from the lien. If Chesapeake does not fulfill its drilling obligation by June 30, 2016, the Trust may foreclose on any remaining interest in the AMI that is subject to the Drilling Support Lien. Any amounts actually recovered in a foreclosure action would be applied to the completion of Chesapeake’s drilling obligation and would not result in any distribution to the Trust unitholders.
Chesapeake’s drilling activity with respect to the Development Wells is consistent with its intent to meet the drilling obligation contemplated by the development agreement. As of August 2, 2013, Chesapeake had drilled and completed, or caused to be drilled or completed, a total of 68 wells in the AMI (approximately 74.6 Development Wells as calculated under the development agreement), reducing the amount that may be recovered under the Drilling Support Lien to approximately $96.6 million. See Risks and Uncertainties in Note 2 regarding Chesapeake's plan to reduce its operated rig count from four rigs to two rigs in connection with testing and analysis it is conducting related to future Development Well drilling.
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
Loan Commitment. Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course expenses as they become due, Chesapeake will loan funds to the Trust necessary to pay such expenses. Any funds loaned by Chesapeake pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness for borrowed money of the Trust. If Chesapeake loans funds pursuant to this commitment, unless Chesapeake agrees otherwise, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. There were no loans outstanding as of June 30, 2013 or December 31, 2012.

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)

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
The following table provides fair value measurement information for financial assets (liabilities) measured at fair value on a recurring basis as of June 30, 2013:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	($ in thousands)
Financial Assets (Liabilities):
Derivative assets	$—	$686	$—	$686
Derivative liabilities	—	(4,762)	—	(4,762)
Total	$—	$(4,076)	$—	$(4,076)

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
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)

7.	Distributions to Unitholders
The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s expenses, approximately 60 days following the completion of each quarter through (and including) the quarter ending June 30, 2031.
For the six months ended June 30, 2013 and June 30, 2012, the Trust declared and paid the following cash distributions:

Production Period	Distribution Date	Cash Distribution per Common Unit	Cash Distribution per Subordinated Unit
December 2012 - February 2013	May 31, 2013	$0.6900	$0.3010
September 2012 - November 2012	March 1, 2013	$0.6700	$0.3772
December 2011 - February 2012	May 31, 2012	$0.6588	$0.6588
September 2011 - November 2011	March 1, 2012	$0.7277	$0.7277
8. Subsequent Events

On August 8, 2013, the Trust declared a cash distribution of $0.6900 per common unit and $0.1432 per subordinated unit, consisting of proceeds attributable to production from March 1, 2013 to May 31, 2013, to record unitholders as of August 19, 2013. The distribution will be paid on August 29, 2013. The Trust's quarterly income available for distribution was $0.5533 per unit, which was $0.1367 below the subordination threshold. As a result, the distribution per common unit will be the subordination threshold of $0.6900 for the quarter. Distributable income attributable to production from March 1, 2013 to May 31, 2013 was calculated as follows (in thousands except for unit and per unit amounts):

REVENUES:
Royalty income (1)	$27,759
Total Revenues	27,759
EXPENSES:
Production taxes	497
Trust administrative expenses (2)	342
Derivative settlement loss	1,053
Total Expenses	1,892
Distributable income available to unitholders	$25,867

Distributable income per common unit (35,062,500 units)	$0.6900
Distributable income per subordinated unit (11,687,500 units)	$0.1432
 ___________________________________________________

(1)	Net of certain post-production expenses.

(2)	Includes cash reserves withheld.

Beginning in mid-August 2013, Chesapeake intends to reduce its operated rig count in the AMI from four rigs to two. See Risks and Uncertainties in Note 2 for further discussion.

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
Overview
The Trust is a statutory trust formed in June 2011 under the Delaware Statutory Trust Act. The business and affairs of the Trust are managed by the Trustee and, as necessary, the Delaware Trustee. The Trust does not conduct any operations or activities other than owning the Royalty Interests and activities related to such ownership. The Trust’s purpose is generally to own the Royalty Interests, to distribute to the Trust unitholders cash that the Trust receives in respect of the Royalty Interests and the derivative contracts (described in Note 3 to the financial statements contained in Item 1 of Part I of this Quarterly Report) and to perform certain administrative functions in respect of the Royalty Interests and the Trust units. The Trust derives all or substantially all of its income and cash flow from the Royalty Interests and the derivative contracts. The Trust is treated as a partnership for federal income tax purposes.
Concurrent with the Trust's initial public offering in November 2011, Chesapeake conveyed the Royalty Interests to the Trust effective July 1, 2011, which included interests in (a) 69 Producing Wells in the Colony Granite Wash play and (b) 118 Development Wells that have been or that are to be drilled in the Colony Granite Wash play on properties within the AMI. Chesapeake is obligated to drill, cause to be drilled or participate as a non-operator in the drilling of the Development Wells from drill sites in the AMI on or prior to June 30, 2016. Additionally, based on Chesapeake’s assessment of the ability of a Development Well to produce in paying quantities, Chesapeake is obligated to either complete and tie into production or plug and abandon each Development Well. As of June 30, 2013, Chesapeake had drilled and completed 65 wells within the AMI (approximately 72.1 Development Wells as calculated under the development agreement). As of August 2, 2013, Chesapeake had drilled and completed, or caused to be drilled and completed, a total of 68 wells within the AMI (approximately 74.6 Development Wells as calculated under the development agreement).
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
On November 16, 2011, Chesapeake novated to the Trust, and the Trust became party to, derivative contracts covering a portion of the production attributable to the Royalty Interests from October 1, 2011 through September 30, 2015. The Trust’s distributable income will include net settlements under these derivative contracts. The value of the derivative contracts as of June 30, 2013 was a net liability of $4.1 million.

The Trust is required to make quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s administrative expenses, on or about 60 days following the completion of each calendar quarter through (and including) the quarter ending June 30, 2031.The distribution made in the first quarter of 2013, consisting of proceeds attributable to production from September 1, 2012 through November 30, 2012, was made on March 1, 2013 to record unitholders as of February 19, 2013. The distribution made in the second quarter of 2013, consisting of proceeds attributable to production from December 1, 2012 through February 28, 2013, was made on May 31, 2013 to record unitholders as of May 21, 2013.
The amount of Trust revenues and cash distributions to Trust unitholders will fluctuate from quarter to quarter depending on several factors, including:

•	timing and amount of initial production and sales from the Development Wells;

•	oil, NGL and natural gas prices received;

•	volumes of oil, NGL and natural gas produced and sold;

•	amounts received from, or paid under, derivative contracts;

•	certain post-production expenses and any applicable taxes; and

•	the Trust’s expenses.
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
At the end of the fourth full calendar quarter following Chesapeake’s satisfaction of its drilling obligation with respect to the Development Wells, the subordinated units will automatically convert into common units on a one-for-one basis and Chesapeake’s right to receive incentive distributions will terminate. With respect to distributions for quarters following the fourth full quarter after Chesapeake's satisfaction of its Development Well drilling obligation, the common units will no longer have the protection of the subordination threshold, and all Trust unitholders will share on a pro rata basis in the Trust’s distributions. The period during which the subordinated units are outstanding is referred to as the subordination period.

The following table sets forth the subordination threshold and the incentive threshold for each calendar quarter through the second quarter of 2017, as established in the Trust Agreement:

Period	Subordination Threshold	Incentive Threshold
	(per unit)
2013:
First Quarter (1)	$0.69	$1.04
Second Quarter (2)	$0.69	$1.04
Third Quarter	$0.71	$1.07
Fourth Quarter	$0.69	$1.04
2014:
First Quarter	$0.69	$1.04
Second Quarter	$0.68	$1.02
Third Quarter	$0.69	$1.03
Fourth Quarter	$0.66	$0.99
2015:
First Quarter	$0.66	$0.99
Second Quarter	$0.68	$1.02
Third Quarter	$0.64	$0.96
Fourth Quarter	$0.56	$0.84
2016:
First Quarter	$0.51	$0.76
Second Quarter	$0.47	$0.70
Third Quarter	$0.44	$0.66
Fourth Quarter	$0.41	$0.62
2017:
First Quarter	$0.39	$0.59
Second Quarter	$0.37	$0.56
 _____________________________________________________________________

(1)	A distribution of $0.6900 per common unit and $0.3010 per subordinated unit was made on May 31, 2013 to unitholders of record as of May 21, 2013.

(2)	A distribution of $0.6900 per common unit and $0.1432 per subordinated unit was declared on August 8, 2013 and will be paid on or about August 29, 2013 to unitholders of record as of August 19, 2013.
Results of Trust Operations
The quarterly payments to the Trust with respect to the Royalty Interests are based on the amount of proceeds actually received by Chesapeake during the preceding calendar quarter. Proceeds from production are typically received by Chesapeake one month after production. Due to the timing of the payment of production proceeds, quarterly distributions made by Chesapeake to the Trust will generally include royalties attributable to sales of oil, NGL and natural gas for three months, comprised of the first two months of the quarter just ended and the last month of the quarter prior to that one. Chesapeake is required to make the Royalty Interest payments to the Trust within 35 days of the end of each calendar quarter. As a result, in May 2013, the Trust received a payment on the Royalty Interests representing royalties attributable to proceeds from sales of oil, NGL and natural gas for December 1, 2012 through February 28, 2013. In March 2013, the Trust received a payment on the Royalty Interests representing royalties attributable to proceeds from sales of oil, NGL and natural gas for September 1, 2012 through November 30, 2012.

Low natural gas prices combined with stronger oil prices have resulted in an industry-wide increase in drilling activity in oil- and NGL-rich plays. The resulting increase in production volumes of NGL led to a significant decrease in the price of NGL in both absolute terms and on a relative basis compared to oil. The Trust’s exposure to low prices for NGL and reduced production volumes for the production periods from September 1, 2012 to May 31, 2013, in addition to higher than expected pressure depletion within the AMI described below, resulted in per unit income available for distribution below the applicable subordination threshold. Accordingly, the Trust paid a common unit distribution at the subordination threshold of $0.6900 and a subordinated unit distribution of $0.3010 on May 31, 2013, covering production from December 1, 2012 through February 28, 2013, and a common unit distribution at the subordination threshold of $0.6700 and a subordinated unit distribution of $0.3772 on March 1, 2013, covering production from September 1, 2012 through November 30, 2012 and, on August 8, 2013, the Trust announced that, on or about August 29, 2013, it will pay a common unit distribution at the subordination threshold of $0.6900 and a subordinated unit distribution of $0.1432, covering production from March 1, 2013 to May 31, 2013, to record unitholders as of August 19, 2013. Sustained low commodity prices and higher than expected pressure depletion have reduced and may continue to reduce the Trust's revenues and distributable income available to unitholders, which may contribute to future distributions to common unitholders below the subordination threshold, and could lead to future impairments.
For the three months ended June 30, 2013 and March 31, 2013, the Trust recognized an $11.4 million and a $32.9 million impairment of the Royalty Interests, for each period, primarily due to higher than expected pressure depletion within certain areas of the AMI which has resulted in lower initial production rates and lower expected ultimate recovery in certain recent Development Wells. See Risks and Uncertainties in Note 2 for further discussion. Chesapeake has informed the Trust that it is currently performing additional testing and scientific analysis of the Colony Granite Wash reservoir in an effort to potentially enhance the value of the remaining Development Wells by optimizing well spacing and Colony Granite Wash interval selections. Chesapeake has also advised that it believes it is prudent to reduce its operated rig count in the AMI from four rigs to two rigs beginning in mid-August 2013, which will allow more time to apply well performance analysis from well to well as Chesapeake's drilling program progresses at a slower pace. At this time, Chesapeake is unable to predict how long its operated rig count will remain at two rigs or the outcome of its additional testing and analysis, including any potential improvement in Development Well drilling performance or the potential effects on future distributions to common unitholders. If well performance does not improve, the Trust's revenues and distributable income available to unitholders will be reduced, which may contribute to future distributions to common unitholders below the subordination threshold, and decreased well performance or lower expected ultimate recovery may also lead to further impairments. In addition, the operated rig count reduction from four rigs to two rigs will decrease the rate at which royalty income from the remaining Development Wells becomes available to the Trust for distribution to unitholders, which, if combined with continued low NGL and natural gas prices and reduced well performance, will likely result in future distributions to common unitholders below the subordination threshold beginning in 2014. If a quarterly cash distribution in respect of the common units is lower than the applicable subordination threshold, the common units will not be entitled to receive any additional distributions nor will the units be entitled to arrearages in any future quarter.
Trust Operations for the Three Months Ended June 30, 2013 as compared to June 30, 2012.

Distributable Income. The Trust's distributable income was $27.7 million for the three months ended June 30, 2013 compared to $30.8 million for the three months ended June 30, 2012, a decrease of $3.1 million. This decrease was primarily due to the decrease in the average realized prices received from sales of oil and NGL and lower than expected initial production rates from Development Wells completed in the production period from December 1, 2012 to February 28, 2013 ("current production quarter"). During the current production quarter, the average price received for oil was $88.08 per barrel ("bbl") compared to $97.03 per bbl for the production period from December 1, 2011 to February 29, 2012 ("prior production quarter"). NGL prices received were $32.67 per bbl for the current production quarter compared to $36.56 per bbl for the prior production quarter. Current production quarter oil sales volumes also decreased from the prior production quarter to 149 thousand barrels ("mbbls") from 182 mbbls due to higher than expected pressure depletion within certain areas of the AMI. These decreases were offset by an increase in the price received for natural gas to $2.28 per thousand cubic feet ("mcf") for the current production quarter from $1.90 per mcf for the prior production quarter.

On a per unit basis, cash distributions during the three months ended June 30, 2013 and attributable to the current production quarter were $0.6900 per common unit and $0.3010 per subordinated unit as compared to $0.6588 per common and subordinated unit for the three months ended June 30, 2012 and attributable to the prior production quarter. Distributable income for the three months ended June 30, 2013, and attributable to the current production quarter, and the three months ended June 30, 2012, and attributable to the prior production quarter, was calculated as follows:

	Three Months Ended June 30,
	2013	2012
	($ in thousands, except per unit data)
Revenues:
Royalty income(1)	$29,868	$34,554
Interest income	—	1
Total Revenues	$29,868	$34,555
Expenses:
Production taxes	$577	$798
Trust administrative expenses(2)	573	389
Derivative settlement loss	1,007	2,567
Total Expenses	2,157	3,754
Distributable income available to unitholders	$27,711	$30,801

Distributable income per common unit (35,062,500 units issued and outstanding)	$0.6900	$0.6588
Distributable income per subordinated unit (11,687,500 units issued and outstanding)	$0.3010	$0.6588
 _____________________________________________________
(1) Net of certain post-production expenses.
(2) Includes cash reserves withheld.
Royalty Income.  Royalty income to the Trust for the three months ended June 30, 2013, and attributable to the current production quarter, totaled $29.9 million based upon sales of production attributable to the Royalty Interests of 149 mbbls of oil, 312 mbbls of NGL and 2,886 million cubic feet ("mmcf") of natural gas. Total production for the current production quarter was 942 thousand barrels of oil equivalent (“mboe”). Average prices received for oil, NGL and natural gas production, including the impact of certain post-production expenses and excluding production taxes, during the current production quarter were $88.08 per bbl, $32.67 per bbl and $2.28 per mcf, respectively.
Royalty income to the Trust for the three months ended June 30, 2012, and attributable to the prior production quarter, totaled $34.5 million based upon sales of production attributable to the Royalty Interests of 182 mbbls of oil, 315 mbbls of NGL and 2,921 mmcf of natural gas. Total production for the prior production quarter was 984 mboe. Average prices received for oil, NGL and natural gas production, including the impact of certain post-production expenses and excluding production taxes, during the prior production quarter were $97.03 per bbl, $36.56 per bbl and $1.90 per mcf, respectively.
Production Taxes.  Production taxes are calculated as a percentage of oil, NGL and natural gas revenues, net of any applicable tax credits. Production taxes for the three months ended June 30, 2013, and attributable to the current production quarter, totaled $0.6 million, or $0.61 per barrel of oil equivalent (“boe”) as compared to production taxes for the three months ended June 30, 2012 and attributable to the prior production quarter, which totaled $0.8 million, or $0.81 per boe. In both periods, production taxes were approximately 2% of royalty income.

Trust Administrative Expenses. Trust administrative expenses, including additional cash reserves, for the three months ended June 30, 2013 totaled $0.6 million as compared to $0.4 million for the three months ended June 30, 2012. Trust administrative expenses primarily consist of the administrative fees paid to the Trustees and Chesapeake and costs for accounting and legal services.
Derivative Settlement Loss.  The Trust records gains or losses from the derivative contracts when proceeds are received or payments are made, respectively. Swaps covering the current production quarter were settled, during the three months ended June 30, 2013, with proceeds from royalty income for the current production quarter. Total losses during the three months ended June 30, 2013 were $1.0 million. Swaps covering the prior production quarter were settled, during the three months ended June 30, 2012, with proceeds from royalty income for the prior production quarter. Total losses during the three months ended June 30, 2012 were $2.6 million.
Development Wells.  As of June 30, 2013, all of the Producing Wells were producing and approximately 72.1 Development Wells (as calculated under the development agreement) were completed and producing. The amount that could be recovered under the Drilling Support Lien as of June 30, 2013 was approximately $102.2 million. In addition, 2.5 Development Wells (as calculated under the development agreement) were drilled in the AMI and subsequently completed in July 2013. As of August 2, 2013, Chesapeake had drilled and completed, or caused to be drilled and completed, a total of 68 wells within the AMI (approximately 74.6 Development Wells as calculated under the development agreement) and the amount that could be recovered under the Drilling Support Lien was approximately $96.6 million.
Impairment of Royalty Interests. During the quarter ended June 30, 2013, the Trust recognized an $11.4 million impairment of the Royalty Interests. The impairment was the result of reserve revisions attributable to current production being below expectations, primarily as a result of higher than expected pressure depletion within certain areas of the AMI. This has resulted in lower initial production rates and lower expected ultimate recovery in certain recent development wells. The impairment resulted in a non-cash charge to the Trust corpus and did not affect the Trust's distributable income. See Risks and Uncertainties in Note 2 in Item I of Part I.
Trust Operations for the Six Months Ended June 30, 2013 as compared to June 30, 2012.

Distributable Income. The Trust's distributable income was $55.6 million for the six months ended June 30, 2013 compared to $64.8 million for the six months ended June 30, 2012, a decrease of $9.2 million. This decrease was primarily due to the decrease in the average realized prices received from sales of oil, NGL and natural gas and lower than expected initial production rates from Development Wells completed in the production period from September 1, 2012 to February 28, 2013 ("current production period"). During the current production period, the average price received for oil was $87.16 per bbl compared to $91.68 per bbl for the production period from September 1, 2011 to February 29, 2012 ("prior production period"). NGL prices received were $32.29 per bbl for the current production period compared to $39.72 per bbl for the prior production period. Natural gas prices were $2.10 per mcf for the current production period compared to $2.26 per mcf for the prior production period.

On a per unit basis, cash distributions during the six months ended June 30, 2013 and attributable to the current production period were $1.3600 per common unit and $0.6782 per subordinated unit as compared to $1.3865 per common and subordinated unit for the six months ended June 30, 2012 and attributable to the prior production period. Distributable income for the six months ended June 30, 2013, and attributable to the current production period, and the six months ended June 30, 2012, and attributable to prior production period, was calculated as follows:

	Six Months Ended June 30,
	2013	2012
	($ in thousands, except per unit data)
Revenues:
Royalty income(1)	$59,331	$70,624
Interest income	—	2
Total Revenues	$59,331	$70,626
Expenses:
Production taxes	$1,165	$1,550
Trust administrative expenses(2)	939	865
Derivative settlement loss	1,616	3,391
Total Expenses	3,720	5,806
Distributable income available to unitholders	$55,611	$64,820

Distributable income per common unit (35,062,500 units issued and outstanding)	$1.3600	$1.3865
Distributable income per subordinated unit (11,687,500 units issued and outstanding)	$0.6782	$1.3865
 _____________________________________________________
(1) Net of certain post-production expenses.
(2) Includes cash reserves withheld.
Royalty Income.  Royalty income to the Trust for the six months ended June 30, 2013, and attributable to the current production period, totaled $59.3 million based upon sales of production attributable to the Royalty Interests of 300 mbbls of oil, 641 mbbls of NGL and 5,946 mmcf of natural gas. Total production for the current production period was 1,932 mboe. Average prices received for oil, NGL and natural gas production, including the impact of certain post-production expenses and excluding production taxes, during the current production period were $87.16 per bbl, $32.29 per bbl and $2.10 per mcf, respectively.
Royalty income to the Trust for the six months ended June 30, 2012, and attributable the prior production period, totaled $70.6 million based upon sales of production attributable to the Royalty Interests of 359 mbbls of oil, 618 mbbls of NGL and 5,831 mmcf of natural gas. Total production for the prior production period was 1,949 mboe. Average prices received for oil, NGL and natural gas production, including the impact of certain post-production expenses and excluding production taxes, during the prior production period were $91.68 per bbl, $39.72 per bbl and $2.26 per mcf, respectively.
Production Taxes.  Production taxes are calculated as a percentage of oil, NGL and natural gas revenues, net of any applicable tax credits. Production taxes for the six months ended June 30, 2013 and attributable to the current production period totaled $1.2 million, or $0.60 per boe as compared to production taxes for the six months ended June 30, 2012 and attributable to the prior production period, which totaled $1.6 million, or $0.80 per boe. In both periods, production taxes were approximately 2% of royalty income.
Trust Administrative Expenses. Trust administrative expenses, including additional cash reserves, for the six months ended June 30, 2013 and June 30, 2012, respectively, totaled $0.9 million for each period and are comparable. Trust administrative expenses primarily consist of the administrative fees paid to the Trustees and Chesapeake and costs for accounting and legal services.

Derivative Settlement Loss.  The Trust records gains or losses from the derivative contracts when proceeds are received or payments are made, respectively. Swaps covering the current production period were settled, during the six months ended June 30, 2013, with proceeds from royalty income for the current production period. Total losses during the six months ended June 30, 2013 were $1.6 million. Swaps covering the prior production period were settled, during the six months ended June 30, 2012, with proceeds from royalty income for the prior production period. Total losses during the six months ended June 30, 2012 were $3.4 million.
Impairment of Royalty Interests. During the six months ended June 30, 2013, the Trust recognized a $44.3 million impairment of the Royalty Interests. The impairment was the result of reserve revisions attributable to current production being below expectations, primarily as a result of higher than expected pressure depletion within certain areas of the AMI. This has resulted in lower initial production rates and lower expected ultimate recovery in certain recent development wells. The impairment resulted in a non-cash charge to the Trust corpus and did not affect the Trust's distributable income. See Risks and Uncertainties in Note 2 in Item I of Part I.
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
The Trust is required to make quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s administrative expenses, on or about 60 days following the completion of each calendar quarter through (and including) the quarter ending June 30, 2031. During the six month period ended June 30, 2013, two distributions were paid. The current quarter distribution of $0.6900 per common unit and $0.3010 per subordinated unit, consisting of proceeds attributable to production from December 1, 2012 through February 28, 2013, was made on May 31, 2013 to record unitholders as of May 21, 2013. The 2013 first quarter distribution of $0.6700 per common unit and $0.3772 per subordinated unit, consisting of proceeds attributable to production from September 1, 2012 through November 30, 2012, was made on March 1, 2013 to record unitholders as of February 19, 2013.

On August 8, 2013, the Trust declared a cash distribution of $0.6900 per common unit and $0.1432 per subordinated unit, consisting of proceeds attributable to production from March 1, 2013 to May 31, 2013, to record unitholders as of August 19, 2013. The distribution will be paid on August 29, 2013. The Trust's quarterly income available for distribution was $0.5533 per unit, which was $0.1367 below the subordination threshold. As a result, the distribution per common unit will be the subordination threshold of $0.6900 for the quarter. Distributable income attributable to production from March 1, 2013 to May 31, 2013 was calculated as follows (in thousands except for unit and per unit amounts):

REVENUES:
Royalty income (1)	$27,759
Total Revenues	27,759
EXPENSES:
Production taxes	497
Trust administrative expenses (2)	342
Derivative settlement loss	1,053
Total Expenses	1,892
Distributable income available to unitholders	$25,867

Distributable income per common unit (35,062,500 units)	$0.6900
Distributable income per subordinated unit (11,687,500 units)	$0.1432
 ___________________________________________________

(1)	Net of certain post-production expenses.

(2)	Includes cash reserves withheld.
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
Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including cash reserves) is not sufficient to pay the Trust’s ordinary course expenses as they become due, Chesapeake will loan funds to the Trust necessary to pay such expenses. Any funds loaned by Chesapeake pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness for borrowed money of the Trust. If Chesapeake loans funds pursuant to this commitment, unless Chesapeake agrees otherwise, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. There were no loans outstanding as of June 30, 2013 or December 31, 2012.
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

Off-Balance Sheet Arrangements
The Trust has no off-balance sheet arrangements. The Trust has not guaranteed the debt of any other party, nor does the Trust have any other arrangements or relationships with other entities that could potentially result in unconsolidated debt, losses or contingent obligations other than the derivative contracts disclosed in the section Derivative Contracts in Note 3 in Item I of Part I of this Quarterly Report.
Critical Accounting Policies and Estimates
Refer to Note 2 in Item I of Part I for a discussion of significant accounting policies and estimates that impact the Trust's financial statements. Critical accounting policies and estimates relating to the Trust are contained in Item 7 of the 2012 Form 10-K.

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
As of June 30, 2013, the Trust had the following oil derivative contracts:

	Fixed-Price Oil Swaps
		Weighted	Fair Value
Production Quarter	Volume	Avg. Price	Asset/(Liability)
	(mbbl)	(per bbl)	($ in thousands)
Q1 2013(1)	61.3	$87.54	$(352)
Q2 2013(2)	184.3	$87.60	(1,205)
Q3 2013	187.9	$87.79	(1,504)
Q4 2013	184.2	$87.99	(1,145)
Q1 2014	179.8	$88.08	(729)
Q2 2014	180.3	$88.21	(417)
Q3 2014	178.8	$88.34	(158)
Q4 2014	174.3	$88.45	75
Q1 2015	171.0	$88.59	295
Q2 2015	175.4	$88.76	477
Q3 2015	153.6	$88.90	587
Total	1,830.9	$88.23	$(4,076)
 _________________________________________________________________________

(1)	Includes March 2013 production that was settled in August 2013.

(2)	Includes April 2013 and May 2013 production that was settled in August 2013.

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

The Trust’s obligations to the counterparty under the derivative contracts are secured by liens on proved reserves attributable to the Trust’s interest in the Underlying Properties. The value of the derivative contracts as of June 30, 2013 was a net liability of $4.1 million.
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
Credit Risk Associated With Chesapeake.  Chesapeake’s ability to perform its obligations to the Trust will depend on its future results of operations, financial condition and liquidity, which in turn will depend upon the supply and demand for oil, NGL and natural gas, prevailing economic conditions and financial, business and other factors, many of which are beyond Chesapeake’s control.
If Chesapeake were to default on its obligation to drill the Development Wells, the Trust would be able to foreclose on the Drilling Support Lien to the extent of Chesapeake’s remaining interests in the undeveloped portions of the AMI, file a lawsuit to collect money damages from Chesapeake and pursue other available legal remedies against Chesapeake. However, the Trust is not permitted to obtain specific performance from Chesapeake of its drilling obligation and the maximum amount the Trust can recover in a foreclosure or other action was limited to approximately $96.6 million as of August 2, 2013 and will decease as the remaining Development Wells are drilled and completed.
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
Changes in Internal Control over Financial Reporting.  During the quarter ended June 30, 2013, there has been no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting related to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Chesapeake.

PART II. OTHER INFORMATION
ITEM 1A. Risk Factors
Risk factors relating to the Trust are contained in Part 1, Item 1A of the 2012 Form 10-K. There have not been any material changes from the risk factors previously disclosed in the 2012 Form 10-K.

ITEM 6. Exhibits
The following exhibits are filed or furnished as a part of this report:

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
Date: August 8, 2013

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