Form 10-Q
period 2013-09-30
CHESAPEAKE GRANITE WASH TRUST
filed 2013-11-07
CIK 1524769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X]    Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [X]
As of November 6, 2013, 35,062,500 Common Units and 11,687,500 Subordinated Units representing beneficial interests in Chesapeake Granite Wash Trust were outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (Unaudited)

	September 30, 2013	December 31, 2012

	($ in thousands)
ASSETS:
Cash and cash equivalents	$1,411	$1,159

Investment in royalty interests	487,793	487,793
Less: accumulated amortization and impairment	(150,599)	(59,331)
Net investment in royalty interests	337,194	428,462
Total assets	$338,605	$429,621
LIABILITIES AND TRUST CORPUS:
Short-term derivative liability	$9,535	$3,276
Long-term derivative liability	2,294	4,808
Total liabilities	11,829	8,084
Trust corpus; 35,062,500 common units and 11,687,500 subordinated units authorized and outstanding	326,776	421,537
Total liabilities and Trust corpus	$338,605	$429,621

The accompanying notes are an integral part of these financial statements.

CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF DISTRIBUTABLE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2013	2012	2013	2012
	($ in thousands, except per unit data)
REVENUES:
Royalty income	$27,759	$30,955	$87,090	$101,579
Interest income	—	1	—	3
Total Revenues	27,759	30,956	87,090	101,582
EXPENSES:
Production taxes	497	797	1,662	2,347
Trust administrative expenses	161	445	1,029	1,250
Derivative settlement loss	1,053	2,623	2,669	6,014
Cash reserves withheld	181	71	252	131
Total Expenses	1,892	3,936	5,612	9,742
Distributable income	$25,867	$27,020	$81,478	$91,840

Distributable income per common unit (35,062,500 units)	$0.6900	$0.6100	$2.0500	$1.9965
Distributable income per subordinated unit (11,687,500 units)	$0.1432	$0.4819	$0.8214	$1.8684
CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2013	2012	2013	2012
	($ in thousands)
TRUST CORPUS: Beginning of period	$349,237	$456,415	$421,537	$462,918
Additional cash reserves	181	71	252	131
Amortization of investment in royalty interests	(14,889)	(12,917)	(46,938)	(38,635)
Impairment of investment in royalty interests	—	—	(44,330)	—
Change in derivative liability	(7,753)	(7,595)	(3,745)	11,560
Distributable income	25,867	27,020	81,478	91,840
Distributions paid to unitholders	(25,867)	(27,020)	(81,478)	(91,840)
TRUST CORPUS: End of period	$326,776	$435,974	$326,776	$435,974

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
The Trust was created to own royalty interests (the “Royalty Interests”) for the benefit of Trust unitholders pursuant to a trust agreement dated as of June 29, 2011 and subsequently amended and restated as of November 16, 2011 by and among Chesapeake, Chesapeake Exploration, L.L.C., a wholly owned subsidiary of Chesapeake, the Trustee and the Delaware Trustee (the “Trust Agreement”). The Royalty Interests are derived from Chesapeake’s interests in specified oil and natural gas properties located within an area of mutual interest (the “AMI”) in the Colony Granite Wash play in Washita County in the Anadarko Basin of western Oklahoma (the “Underlying Properties”). Chesapeake conveyed the Royalty Interests to the Trust from (a) Chesapeake’s interests in 69 existing horizontal wells (the “Producing Wells”), and (b) Chesapeake’s interests in 118 horizontal development wells (the “Development Wells”) that have since been, or that are to be, drilled on properties held by Chesapeake within the AMI. Pursuant to a development agreement with the Trust, Chesapeake is obligated to drill, cause to be drilled or participate as a non-operator in the drilling of the 118 Development Wells by June 30, 2016. Additionally, based on Chesapeake’s assessment of the ability of a Development Well to produce in paying quantities, Chesapeake is obligated to either complete and tie into production or plug and abandon each Development Well. Chesapeake has retained an interest in each of the Producing Wells and Development Wells and currently operates 95% of the Producing Wells and the completed Development Wells and expects to operate approximately 86% of the remaining Development Wells.
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
The aggregate distributions paid in the nine months ended September 30, 2013 were $2.0500 per common unit and $0.8214 per subordinated unit. The distributable income for the production period from March 1, 2013 to May 31, 2013, the production period from December 1, 2012 to February 28, 2013 and the production period from September 1, 2012 to November 30, 2012 was, in each case, below the subordination threshold. As a result, the distributions paid in the three months ended September 30, 2013, the three months ended June 30, 2013 and the three months ended March 31, 2013 were $0.6900 per common unit and $0.1432 per subordinated unit, $0.6900 per common unit and $0.3010 per subordinated unit, and $0.6700 per common unit and $0.3772 per subordinated unit, respectively. All of the subordinated units are held by Chesapeake. See Risks and Uncertainties in Note 2 below.
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

2.	Basis of Presentation and Significant Accounting Policies
Basis of Accounting.  The accompanying Statement of Assets, Liabilities and Trust Corpus as of December 31, 2012, which has been derived from audited financial statements, and the unaudited interim financial statements of the Trust as of, or for the three and nine months ended, September 30, 2013 and September 30, 2012, have been presented in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and include all adjustments which are, in the opinion of the Trustee, necessary for a fair statement of the results for the interim periods presented. The accompanying unaudited interim financial statements should be read in conjunction with the December 31, 2012 audited financial statements and notes of the Trust included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2012.
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

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The Trust’s income available for distribution to unitholders has been adversely affected by several factors in 2012 and 2013. Low natural gas prices combined with stronger oil prices have resulted in an industry-wide increase in drilling activity in oil- and NGL-rich plays since 2010. The resulting increase in production volumes of NGL led to a significant decrease in the price of NGL in both absolute terms and on a relative basis compared to oil. In addition to the Trust's exposure to low prices for natural gas and NGL, the Trust experienced reduced production volumes in prior production periods, largely because of higher than expected pressure depletion within the AMI described below. Accordingly, for the past five quarterly production periods, the Trust paid a common unit distribution at the subordination threshold and a subordinated unit distribution below the subordination threshold, and on November 7, 2013, the Trust announced that the next quarterly common unit distribution to be paid, which relates to the production period from June 1, 2013 to August 31, 2013, will be below the subordination threshold and no subordinated unit distribution will be paid. See Note 7 for information regarding prior distributions paid and Note 8 for information regarding the distribution to be paid November 29, 2013 to record unitholders as of November 19, 2013. Sustained low commodity prices and low levels of future production would continue to reduce the Trust’s revenues and distributable income available to unitholders and likely result in continued distributions to common unitholders below the subordination threshold. When a quarterly cash distribution in respect of the common units is lower than the applicable subordination threshold, the common units will not be entitled to receive any additional distributions nor will the units be entitled to arrearages in any future quarter.
During the nine months ended September 30, 2013, the Trust recognized an aggregate of $44.3 million in impairments of the Royalty Interests primarily due to higher than expected pressure depletion within certain areas of the AMI. This depletion has resulted in lower initial production rates and lower expected ultimate recovery in some recent Development Wells. See Investment in Royalty Interests below for further discussion of the impairments. During the three months ended September 30, 2013, Chesapeake informed the Trust that it is performing additional testing and scientific analysis of the Colony Granite Wash reservoir in an effort to potentially enhance the value of the remaining Development Wells by optimizing well spacing and interval selections. Chesapeake reduced its operated rig count in the AMI from four rigs to two rigs in mid-August 2013, which allows more time to apply well performance analysis from well to well as Chesapeake's drilling program progresses at a slower pace.

At this time, Chesapeake is unable to predict how long its operated rig count will remain at two rigs or the outcome of its additional testing and analysis, including any potential improvement in Development Well drilling performance or the potential effects on future distributions to common unitholders. The operated rig count reduction will decrease the rate at which royalty income from the remaining Development Wells becomes available to the Trust for distribution to unitholders, and if well performance does not improve, the Trust's revenues and distributable income available to unitholders will be reduced further, contributing to continued distributions to common unitholders below the subordination threshold. Decreased well performance or lower expected ultimate recovery may also lead to further impairments.
Chesapeake’s ability to perform its obligations to the Trust will depend on its future results of operations, financial condition and liquidity, which in turn will depend upon the supply and demand for oil, NGL and natural gas, prevailing economic conditions and financial, business and other factors, many of which are beyond Chesapeake’s control.
If Chesapeake were to default on its obligation to drill the Development Wells, the Trust would be able to foreclose on a drilling support lien (the “Drilling Support Lien”) to the extent of Chesapeake’s remaining interests in the undeveloped portions of the AMI, file a lawsuit to collect monetary damages from Chesapeake and pursue other available legal remedies against Chesapeake. However, the Trust is not permitted to obtain specific performance from Chesapeake of its drilling obligation and the maximum amount the Trust can recover in a foreclosure or other action was limited to approximately $84.9 million as of September 30, 2013 and further reduced to $82.4 million as of November 4, 2013. The maximum amount that may be recovered under the Drilling Support Lien will decrease as the remaining Development Wells are drilled and completed.
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
On a quarterly basis, the Trust evaluates the carrying value of the Investment in Royalty Interests under the full cost accounting method prescribed by the SEC. This quarterly review is referred to as a ceiling test. Under the ceiling test, the carrying value of the Investment in Royalty Interests may not exceed an amount equal to the sum of the present value (using a 10% discount rate) of the estimated future net revenues from proved reserves. For each of the first two quarters during 2013, the carrying value of the Investment in Royalty Interests exceeded the estimated present value calculation of future net revenues from proved reserves, resulting in an aggregate of $44.3 million in impairments in the carrying value of the Investment in Royalty Interests. There was no impairment recognized for the three months ended September 30, 2013. The impairments were the result of reserve revisions attributable to current results being below expectations, primarily caused by higher than expected pressure depletion within certain areas of the AMI which has resulted in lower initial production rates and lower expected ultimate recovery in some recent Development Wells. The impairments resulted in non-cash charges to the Trust corpus and did not affect the Trust's distributable income. See Risks and Uncertainties above for further discussion.
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
Loan Commitment.  Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course expenses as they become due, Chesapeake will loan funds to the Trust necessary to pay such expenses. Such loans will be recorded as a liability on the statement of assets, liabilities and Trust corpus until repaid. A loan neither increases nor decreases distributions to unitholders; however, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until the loan is repaid. There were no loans outstanding as of September 30, 2013 or December 31, 2012.
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

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)

3.	Derivative Contracts
The Trust uses derivative contracts in an effort to manage its exposure to variability in cash flow from changes in oil prices and, to the extent oil production falls below hedged oil volume, NGL prices. On November 16, 2011, Chesapeake novated the derivative contracts described in the table below to the Trust pursuant to which the Trust became party to derivative contracts covering a portion of its expected production from October 1, 2011 through September 30, 2015. These derivative contracts consist of fixed-price oil swaps, in which the Trust receives a fixed price and pays a floating market price, based on New York Mercantile Exchange (“NYMEX”) settlement prices, to the counterparty for the underlying commodity of the derivative. As a party to these contracts, the Trust receives payments directly from its counterparty or is required to pay any amounts owed directly to the counterparty. All swaps are net settled based on the difference between the fixed-price payment and the floating-price payment. Settlements are due on a quarterly basis, including the first two months of the calendar quarter just ended and the last month of the calendar quarter prior to that one. Any payment due to or from such counterparty will be made by the 40th day following the end of the calendar quarter in which such payments become due.
The Trust’s obligations to the counterparty under the derivative contracts are secured by liens on proved reserves attributable to the Trust’s interest in the Underlying Properties. The counterparty’s obligations under the hedge facility must be secured by cash or short-term U.S. Treasury instruments to the extent that any mark-to-market amounts owed to the Trust exceed the defined thresholds. Mark-to-market amounts did not exceed the defined thresholds as of September 30, 2013.
As of September 30, 2013, the Trust had the following oil derivative contracts:

	Fixed-Price Oil Swaps
		Weighted	Fair Value
Production Quarter	Volume	Avg. Price	Asset/(Liability)
	(mbbl)	(per bbl)	($ in thousands)
Q2 2013(1)	62.4	$87.71	$(926)
Q3 2013(2)	187.9	$87.79	(2,997)
Q4 2013	184.2	$87.99	(2,628)
Q1 2014	179.8	$88.08	(1,932)
Q2 2014	180.3	$88.21	(1,425)
Q3 2014	178.8	$88.34	(1,029)
Q4 2014	174.3	$88.45	(671)
Q1 2015	171.0	$88.59	(334)
Q2 2015	175.4	$88.76	(48)
Q3 2015	153.6	$88.90	161
Total	1,647.7	$88.31	$(11,829)
 _______________________________________________________________________

(1)	Includes June 2013 production that was settled in November 2013.

(2)	Includes July and August 2013 production that was settled in November 2013.
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

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Additional Disclosures Regarding Derivative Contracts
In accordance with accounting guidance for derivatives and hedging, and because a legal right of set-off exists, the Trust has netted the value of its derivative contracts with the counterparty in the accompanying Statements of Assets, Liabilities and Trust Corpus. Short-term derivative liability represents the estimated fair value of derivatives scheduled to settle in cash over the next twelve months based on market prices as of September 30, 2013. The Trust does not apply hedge accounting to any of its derivative contracts, and therefore, any changes in the fair value of the derivative contracts prior to settlement are accounted for as an adjustment to Trust corpus. Results of settled derivative contracts are reflected in distributable income in the period when paid. For the three months ended September 30, 2013 and 2012, the Trust settled derivative contracts that resulted in payments to the counterparty of $1.1 million and $2.6 million, respectively. For the nine months ended September 30, 2013 and 2012, the Trust settled derivative contracts that resulted in payments to the counterparty of $2.7 million and $6.0 million, respectively.
The following table presents the fair value and location of each classification of derivative contracts disclosed in the Statements of Assets, Liabilities and Trust Corpus as of September 30, 2013 and December 31, 2012 on a gross basis without regard to same-counterparty netting:

		Fair Value
	Statement of Assets, Liabilities and Trust Corpus Location	September 30, 2013	December 31, 2012
		($ in thousands)
Asset Derivatives:
Not designated as hedging instrument
Commodity contracts	Short-term derivative asset	$—	$212
Commodity contracts	Long-term derivative asset	645	411
Total		$645	$623

Liability Derivatives:
Not designated as hedging instrument
Commodity contracts	Short-term derivative liability	$(9,535)	$(3,488)
Commodity contracts	Long-term derivative liability	(2,939)	(5,219)
Total		(12,474)	(8,707)
Total derivatives instruments		$(11,829)	$(8,084)

All of the Trust’s derivative positions are subject to netting arrangements which provide for offsetting of asset and liability positions, as well as related cash collateral if applicable. Such netting arrangements generally do not have restrictions. Under such netting arrangements, the Trust offsets the fair value of derivative instruments with cash collateral received or paid for those contracts executed with the same counterparty, which reduces the Trust’s total assets and Trust corpus. As of September 30, 2013 and December 31, 2012, the Trust did not have any cash collateral balances for these derivatives.

The following tables present the netting offsets of derivative assets and liabilities as of September 30, 2013 and December 31, 2012:

	September 30, 2013
	Derivative Assets		Derivative Liabilities
	Short-term	Long-term	Short-term	Long-term
	($ in thousands)
Commodity Contracts:
Gross amounts of recognized assets (liabilities)	$—	$645	$(9,535)	$(2,939)
Gross amounts offset in the statement of assets, liabilities and trust corpus	—	(645)	—	645
Total derivatives as reported	$—	$—	$(9,535)	$(2,294)

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

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)

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
Chesapeake’s drilling activity with respect to the Development Wells is consistent with its intent to meet the drilling obligation contemplated by the development agreement. As of November 4, 2013, Chesapeake had drilled and completed, or caused to be drilled or completed, a total of 74 wells in the AMI (approximately 81.0 Development Wells as calculated under the development agreement), reducing the amount that may be recovered under the Drilling Support Lien to approximately $82.4 million. See Risks and Uncertainties in Note 2 regarding the recent operated rig count reduction from four rigs to two rigs in connection with testing and analysis Chesapeake is conducting related to future Development Well drilling.
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

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)

excluding certain internal expenses of the Trust, which will be borne by the Trust, and any underwriting discounts and commissions, which will be borne by the seller of the Trust units.
Loan Commitment. Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course expenses as they become due, Chesapeake will loan funds to the Trust necessary to pay such expenses. Any funds loaned by Chesapeake pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness for borrowed money of the Trust. If Chesapeake loans funds pursuant to this commitment, unless Chesapeake agrees otherwise, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. There were no loans outstanding as of September 30, 2013 or December 31, 2012.

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
The following table provides fair value measurement information for financial assets (liabilities) measured at fair value on a recurring basis as of September 30, 2013:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	($ in thousands)
Financial Assets (Liabilities):
Derivative liabilities	—	(11,829)	—	(11,829)
Total	$—	$(11,829)	$—	$(11,829)

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
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
For the nine months ended September 30, 2013 and 2012, the Trust declared and paid the following cash distributions:

Production Period	Distribution Date	Cash Distribution per Common Unit	Cash Distribution per Subordinated Unit
March 2013 - May 2013	August 29, 2013	$0.6900	$0.1432
December 2012 - February 2013	May 31, 2013	$0.6900	$0.3010
September 2012 - November 2012	March 1, 2013	$0.6700	$0.3772

March 2012 - May 2012	August 30, 2012	$0.6100	$0.4819
December 2011 - February 2012	May 31, 2012	$0.6588	$0.6588
September 2011 - November 2011	March 1, 2012	$0.7277	$0.7277

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)

8. Subsequent Events

On November 7, 2013, the Trust declared a cash distribution of $0.6671 per common unit consisting of proceeds attributable to production from June 1, 2013 to August 31, 2013 to record unitholders as of November 19, 2013. The distribution will be paid on November 29, 2013. The Trust's quarterly income available for distribution was $0.5003 per unit, which was $0.2097 below the subordination threshold. For this distribution, all of the quarterly income available for distribution will be used to make a distribution of $0.6671 per common unit, which is $0.0429 below the applicable subordination threshold, and no distribution was declared for the subordinated units. Distributable income attributable to production from June 1, 2013 to August 31, 2013 was calculated as follows (in thousands except for unit and per unit amounts):

REVENUES:
Royalty income(1)	$26,920
Total Revenues	26,920
EXPENSES:
Production taxes	(554)
Trust administrative expenses(2)	(157)
Derivative settlement loss	(2,819)
Total Expenses	(3,530)
Distributable income available to unitholders	$23,390

Distributable income per common unit (35,062,500 units)	$0.6671
Distributable income per subordinated unit (11,687,500 units)(3)	$—
 ___________________________________________________

(1)	Net of certain post-production expenses.

(2)	Includes cash reserves withheld.

(3)	As the distribution per common unit was below the subordination threshold, no distribution was declared for the subordinated units.

ITEM 2.	Trustee's Discussion and Analysis of Financial Condition and Results of Operations
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
Concurrent with the Trust's initial public offering in November 2011, Chesapeake conveyed the Royalty Interests to the Trust effective July 1, 2011, which included interests in (a) 69 Producing Wells in the Colony Granite Wash play and (b) 118 Development Wells that have since been or that are to be drilled in the Colony Granite Wash play on properties within the AMI. Chesapeake is obligated to drill, cause to be drilled or participate as a non-operator in the drilling of the Development Wells from drill sites in the AMI on or prior to June 30, 2016. Additionally, based on Chesapeake’s assessment of the ability of a Development Well to produce in paying quantities, Chesapeake is obligated to either complete and tie into production or plug and abandon each Development Well. As of September 30, 2013, Chesapeake had drilled and completed 73 wells within the AMI (approximately 79.9 Development Wells as calculated under the development agreement). As of November 4, 2013, Chesapeake had drilled and completed, or caused to be drilled and completed, a total of 74 wells within the AMI (approximately 81.0 Development Wells as calculated under the development agreement).
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
On November 16, 2011, Chesapeake novated to the Trust, and the Trust became party to, derivative contracts covering a portion of the production attributable to the Royalty Interests from October 1, 2011 through September 30, 2015. The Trust’s distributable income will include net settlements under these derivative contracts. The value of the derivative contracts as of September 30, 2013 and December 31, 2012 was a net liability of $11.8 million and $8.1 million, respectively.

The Trust is required to make quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s administrative expenses, on or about 60 days following the completion of each calendar quarter through (and including) the quarter ending June 30, 2031.The distribution made in the first quarter of 2013, consisting of proceeds attributable to production from September 1, 2012 through November 30, 2012, was made on March 1, 2013 to record unitholders as of February 19, 2013. The distribution made in the second quarter of 2013, consisting of proceeds attributable to production from December 1, 2012 through February 28, 2013, was made on May 31, 2013 to record unitholders as of May 21, 2013. The distribution made in the third quarter of 2013, consisting of proceeds attributable to production from March 1, 2013 through May 31, 2013, was made on August 29, 2013 to record unitholders as of August 19, 2013.
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

The following table sets forth the subordination threshold and the incentive threshold for each calendar quarter through the second quarter of 2017, as established in the Trust Agreement:

Period	Subordination Threshold	Incentive Threshold
	(per unit)
2013:
First Quarter(1)	$0.69	$1.04
Second Quarter(2)	$0.69	$1.04
Third Quarter(3)	$0.71	$1.07
Fourth Quarter	$0.69	$1.04
2014:
First Quarter	$0.69	$1.04
Second Quarter	$0.68	$1.02
Third Quarter	$0.69	$1.03
Fourth Quarter	$0.66	$0.99
2015:
First Quarter	$0.66	$0.99
Second Quarter	$0.68	$1.02
Third Quarter	$0.64	$0.96
Fourth Quarter	$0.56	$0.84
2016:
First Quarter	$0.51	$0.76
Second Quarter	$0.47	$0.70
Third Quarter	$0.44	$0.66
Fourth Quarter	$0.41	$0.62
2017:
First Quarter	$0.39	$0.59
Second Quarter	$0.37	$0.56
 _____________________________________________________________________

(1)	A distribution of $0.6900 per common unit and $0.3010 per subordinated unit was made on May 31, 2013 to unitholders of record as of May 21, 2013.

(2)	A distribution of $0.6900 per common unit and $0.1432 per subordinated unit was made on August 29, 2013 to unitholders of record as of August 19, 2013.

(3)
A distribution of $0.6671 per common unit was declared on November 7, 2013 and will be paid on November 29, 2013 to unitholders of record as of November 19, 2013. As the distribution per common unit was below the subordination threshold, no distribution was declared for the subordinated units.

Results of Trust Operations

The quarterly payments to the Trust with respect to the Royalty Interests are based on the amount of proceeds actually received by Chesapeake during the preceding calendar quarter. Proceeds from production are typically received by Chesapeake one month after production. Due to the timing of the payment of production proceeds, quarterly distributions made by Chesapeake to the Trust will generally include royalties attributable to sales of oil, NGL and natural gas for three months, comprised of the first two months of the quarter just ended and the last month of the quarter prior to that one. Chesapeake is required to make the Royalty Interest payments to the Trust within 35 days of the end of each calendar quarter. As a result, in August 2013, the Trust received a payment on the Royalty Interests representing royalties attributable to proceeds from sales of oil, NGL and natural gas for March 1, 2013 through May 31, 2013. In May 2013, the Trust received a payment on the Royalty Interests representing royalties attributable to proceeds from sales of oil, NGL and natural gas for December 1, 2012 through February 28, 2013. In March 2013, the Trust received a payment on the Royalty Interests representing royalties attributable to proceeds from sales of oil, NGL and natural gas for September 1, 2012 through November 30, 2012.

The Trust’s income available for distribution to unitholders has been adversely affected by several factors in 2012 and 2013. Low natural gas prices combined with stronger oil prices have resulted in an industry-wide increase in drilling activity in oil- and NGL-rich plays since 2010. The resulting increase in production volumes of NGL led to a significant decrease in the price of NGL in both absolute terms and on a relative basis compared to oil. In addition to the Trust's exposure to low prices for natural gas and NGL, the Trust experienced reduced production volumes in prior production periods, largely because of higher than expected pressure depletion within the AMI described below. Accordingly, for the past five quarterly production periods, the Trust paid a common unit distribution at the subordination threshold and a subordinated unit distribution below the subordination threshold, and on November 7, 2013, the Trust announced that the next quarterly common unit distribution to be paid, which relates to the production period from June 1, 2013 to August 31, 2013, will be below the subordination threshold and no subordinated unit distribution will be paid. See Note 7 for information regarding prior distributions paid and Note 8 for information regarding the distribution to be paid November 29, 2013 to record unitholders as of November 19, 2013. Sustained low commodity prices and low levels of future production would continue to reduce the Trust’s revenues and distributable income available to unitholders and likely result in continued distributions to common unitholders below the subordination threshold. When a quarterly cash distribution in respect of the common units is lower than the applicable subordination threshold, the common units will not be entitled to receive any additional distributions nor will the units be entitled to arrearages in any future quarter.
During the nine months ended September 30, 2013, the Trust recognized an aggregate of $44.3 million in impairments of the Royalty Interests primarily due to higher than expected pressure depletion within certain areas of the AMI. This pressure depletion has resulted in lower initial production rates and lower expected ultimate recovery in some recent Development Wells. See Note 2 for further discussion of the impairments. During the three months ended September 30, 2013, Chesapeake informed the Trust that it is performing additional testing and scientific analysis of the Colony Granite Wash reservoir in an effort to potentially enhance the value of the remaining Development Wells by optimizing well spacing and interval selections. Chesapeake reduced its operated rig count in the AMI from four rigs to two rigs in mid-August 2013, which allows more time to apply well performance analysis from well to well as Chesapeake's drilling program progresses at a slower pace.

At this time, Chesapeake is unable to predict how long its operated rig count will remain at two rigs or the outcome of its additional testing and analysis, including any potential improvement in Development Well drilling performance or the potential effects on future distributions to common unitholders. The operated rig count reduction will decrease the rate at which royalty income from the remaining Development Wells becomes available to the Trust for distribution to unitholders, and if well performance does not improve, the Trust's revenues and distributable income available to unitholders will be reduced further, contributing to continued distributions to common unitholders below the subordination threshold. Decreased well performance or lower expected ultimate recovery may also lead to further impairments.
Trust Operations for the Three Months Ended September 30, 2013 as compared to September 30, 2012.

Distributable Income. The Trust's distributable income was $25.9 million for the three months ended September 30, 2013 compared to $27.0 million for the three months ended September 30, 2012, a decrease of $1.1 million. This decrease was primarily due to the decrease in the average realized prices received from sales of oil and NGL and lower than expected initial production rates from Development Wells completed in the production period from March 1, 2013 to May 31, 2013 ("current production quarter"). During the current production quarter, the average price received for oil and NGL decreased compared to the production period from March 1, 2012 to May 31, 2012 ("prior production quarter"). These decreases were partially offset by an increase in the price received for natural gas for the current production quarter as compared to the prior production quarter. See Royalty Income below for information regarding the change in average prices received and the change in sales volumes.

On a per unit basis, cash distributions during the three months ended September 30, 2013 and attributable to the current production quarter were $0.6900 per common unit and $0.1432 per subordinated unit as compared to $0.6100 per common and $0.4819 per subordinated unit for the three months ended September 30, 2012 and attributable to the prior production quarter. Distributable income for the three months ended September 30, 2013, and attributable to the current production quarter, and for the three months ended September 30, 2012, and attributable to the prior production quarter, was calculated as follows:

	Three Months Ended September 30,
	2013	2012
	($ in thousands, except per unit data)
Revenues:
Royalty income(1)	$27,759	$30,955
Interest income	—	1
Total Revenues	27,759	30,956
Expenses:
Production taxes	497	797
Trust administrative expenses(2)	342	516
Derivative settlement loss	1,053	2,623
Total Expenses	1,892	3,936
Distributable income available to unitholders	$25,867	$27,020

Distributable income per common unit (35,062,500 units issued and outstanding)	$0.6900	$0.6100
Distributable income per subordinated unit (11,687,500 units issued and outstanding)	$0.1432	$0.4819
 _____________________________________________________
(1) Net of certain post-production expenses.
(2) Includes cash reserves withheld.
Royalty Income.  Royalty income to the Trust for the three months ended September 30, 2013, and attributable to the current production quarter, totaled $27.8 million based upon sales of production attributable to the Royalty Interests of 132 thousand barrels ("mbbls") of oil, 267 mbbls of NGL and 2,894 million cubic feet ("mmcf") of natural gas. Total production for the current production quarter was 881 thousand barrels of oil equivalent (“mboe”). Average prices received for oil, NGL and natural gas production, including the impact of certain post-production expenses and excluding production taxes, during the current production quarter were $88.88 per barrel ("bbl"), $31.42 per bbl and $2.65 per thousand cubic feet ("mcf"), respectively.
Royalty income to the Trust for the three months ended September 30, 2012, and attributable to the prior production quarter, totaled $31.0 million based upon sales of production attributable to the Royalty Interests of 168 mbbls of oil, 328 mbbls of NGL and 3,144 mmcf of natural gas. Total production for the prior production quarter was 1,020 mboe. Average prices received for oil, NGL and natural gas production, including the impact of certain post-production expenses and excluding production taxes, during the prior production quarter were $97.96 per bbl, $32.83 per bbl and $1.17 per mcf, respectively.
Production Taxes.  Production taxes are calculated as a percentage of oil, NGL and natural gas revenues, net of any applicable tax credits. Production taxes for the three months ended September 30, 2013, and attributable to the current production quarter, totaled $0.5 million, or $0.56 per barrel of oil equivalent (“boe”), as compared to production taxes for the three months ended September 30, 2012, and attributable to the prior production quarter, which totaled $0.8 million, or $0.78 per boe. Production taxes represented approximately 1.8% and 2.6% of royalty income for the three months ended September 30, 2013 and 2012, respectively.

Trust Administrative Expenses. Trust administrative expenses, including additional cash reserves, for the three months ended September 30, 2013 totaled $0.3 million as compared to $0.5 million for the three months ended September 30, 2012. Trust administrative expenses primarily consist of the administrative fees paid to the Trustees and Chesapeake and costs for accounting and legal services.
Derivative Settlement Loss.  The Trust records gains or losses from the derivative contracts when proceeds are received or payments are made, respectively. Swaps covering the current production quarter were settled, during the three months ended September 30, 2013, with proceeds from royalty income for the current production quarter. Total losses during the three months ended September 30, 2013 were $1.1 million. Swaps covering the prior production quarter were settled, during the three months ended September 30, 2012, with proceeds from royalty income for the prior production quarter. Total losses during the three months ended September 30, 2012 were $2.6 million.
Development Wells.  As of September 30, 2013, all of the Producing Wells were producing and approximately 79.9 Development Wells (as calculated under the development agreement) were completed and producing. The amount that could be recovered under the Drilling Support Lien as of September 30, 2013 was approximately $84.9 million. In addition, 1.1 Development Wells (as calculated under the development agreement) were drilled in the AMI and subsequently completed in November 2013. As of November 4, 2013, Chesapeake had drilled and completed, or caused to be drilled and completed, a total of 74 wells within the AMI (approximately 81.0 Development Wells as calculated under the development agreement) and the amount that could be recovered under the Drilling Support Lien was approximately $82.4 million.
Trust Operations for the Nine Months Ended September 30, 2013 as compared to September 30, 2012.

Distributable Income. The Trust's distributable income was $81.5 million for the nine months ended September 30, 2013 compared to $91.8 million for the nine months ended September 30, 2012, a decrease of $10.3 million. This decrease was primarily due to the decrease in the average realized prices received from sales of oil and NGL and lower than expected initial production rates from Development Wells completed in the production period from September 1, 2012 to May 31, 2013 ("current production period"). During the current production period, the average price received for oil and NGL decreased compared to the production period from September 1, 2011 to May 31, 2012 ("prior production period"). These decreases were partially offset by an increase in the price received for natural gas for the current production period compared to the prior production period. See Royalty Income below for information regarding the change in average prices received and the change in sales volumes.

On a per unit basis, cash distributions during the nine months ended September 30, 2013 and attributable to the current production period were $2.0500 per common unit and $0.8214 per subordinated unit as compared to $1.9965 per common and $1.8684 per subordinated unit for the nine months ended September 30, 2012 and attributable to the prior production period. Distributable income for the nine months ended September 30, 2013, and attributable to the current production period, and the nine months ended September 30, 2012, and attributable to the prior production period, was calculated as follows:

	Nine Months Ended September 30,
	2013	2012
	($ in thousands, except per unit data)
Revenues:
Royalty income(1)	$87,090	$101,579
Interest income	—	3
Total Revenues	87,090	101,582
Expenses:
Production taxes	1,662	2,347
Trust administrative expenses(2)	1,281	1,381
Derivative settlement loss	2,669	6,014
Total Expenses	5,612	9,742
Distributable income available to unitholders	$81,478	$91,840

Distributable income per common unit (35,062,500 units issued and outstanding)	$2.0500	$1.9965
Distributable income per subordinated unit (11,687,500 units issued and outstanding)	$0.8214	$1.8684
 _____________________________________________________
(1) Net of certain post-production expenses.
(2) Includes cash reserves withheld.
Royalty Income.  Royalty income to the Trust for the nine months ended September 30, 2013, and attributable to the current production period, totaled $87.1 million based upon sales of production attributable to the Royalty Interests of 432 mbbls of oil, 908 mbbls of NGL and 8,839 mmcf of natural gas. Total production for the current production period was 2,813 mboe. Average prices received for oil, NGL and natural gas production, including the impact of certain post-production expenses and excluding production taxes, during the current production period were $87.60 per bbl, $32.03 per bbl and $2.28 per mcf, respectively.
Royalty income to the Trust for the nine months ended September 30, 2012, and attributable to the prior production period, totaled $101.6 million based upon sales of production attributable to the Royalty Interests of 527 mbbls of oil, 946 mbbls of NGL and 8,975 mmcf of natural gas. Total production for the prior production period was 2,969 mboe. Average prices received for oil, NGL and natural gas production, including the impact of certain post-production expenses and excluding production taxes, during the prior production period were $93.69 per bbl, $37.34 per bbl and $1.88 per mcf, respectively.
Production Taxes.  Production taxes are calculated as a percentage of oil, NGL and natural gas revenues, net of any applicable tax credits. Production taxes for the nine months ended September 30, 2013 and attributable to the current production period totaled $1.7 million, or $0.59 per boe, as compared to production taxes for the nine months ended September 30, 2012 and attributable to the prior production period, which totaled $2.3 million, or $0.79 per boe. Production taxes represented approximately 1.9% and 2.3% of royalty income for the nine months ended September 30, 2013 and 2012, respectively.

Trust Administrative Expenses. Trust administrative expenses, including additional cash reserves, for the nine months ended September 30, 2013 and September 30, 2012, respectively, totaled $1.3 million and $1.4 million, respectively, for each period. Trust administrative expenses primarily consist of the administrative fees paid to the Trustees and Chesapeake and costs for accounting and legal services.
Derivative Settlement Loss.  The Trust records gains or losses from the derivative contracts when proceeds are received or payments are made, respectively. Swaps covering the current production period were settled, during the nine months ended September 30, 2013, with proceeds from royalty income for the current production period. Total losses during the nine months ended September 30, 2013 were $2.7 million. Swaps covering the prior production period were settled, during the nine months ended September 30, 2012, with proceeds from royalty income for the prior production period. Total losses during the nine months ended September 30, 2012 were $6.0 million.
Impairment of Royalty Interests. During the nine months ended September 30, 2013, the Trust recognized an aggregate of $44.3 million in impairments of the Royalty Interests. The impairments were the result of reserve revisions attributable to current production being below expectations, primarily as a result of higher than expected pressure depletion within some areas of the AMI. This has resulted in lower initial production rates and lower expected ultimate recovery in certain recent development wells. The impairment resulted in a non-cash charge to the Trust corpus and did not affect the Trust's distributable income. There were no such impairments in the nine month period ended September 30, 2012. See Risks and Uncertainties in Note 2 in Item I of Part I.
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
The Trust is required to make quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s administrative expenses, on or about 60 days following the completion of each calendar quarter through (and including) the quarter ending June 30, 2031. During the nine month period ended September 30, 2013, three distributions were paid. The current quarter distribution of $0.6900 per common unit and $0.1432 per subordinated unit, consisting of proceeds attributable to production from March 1, 2013 through May 31, 2013, was made on August 29, 2013 to record unitholders as of August 19, 2013. The 2013 second quarter distribution of $0.6900 per common unit and $0.3010 per subordinated unit, consisting of proceeds attributable to production from December 1, 2012 through February 28, 2013, was made on May 31, 2013 to record unitholders as of May 21, 2013. The 2013 first quarter distribution of $0.6700 per common unit and $0.3772 per subordinated unit, consisting of proceeds attributable to production from September 1, 2012 through November 30, 2012, was made on March 1, 2013 to record unitholders as of February 19, 2013.

On November 7, 2013, the Trust declared a cash distribution of $0.6671 per common unit. As the distribution per common unit was below the subordination threshold, no distribution was declared for the subordinated units. The common unit distribution consisted of proceeds attributable to production from June 1, 2013 to August 31, 2013 to record unitholders as of November 19, 2013. The distribution will be paid on November 29, 2013. The Trust's quarterly income available for distribution was $0.5003 per unit, which was $0.2097 below the subordination threshold. For this distribution, all of the quarterly income available for distribution will be used to make a distribution of $0.6671 per common unit, which is $0.0429 below the applicable subordination threshold, and no distribution was declared for the subordinated units. Distributable income attributable to production from June 1, 2013 to August 31, 2013 was calculated as follows (in thousands except for unit and per unit amounts):

REVENUES:
Royalty income(1)	$26,920
Total Revenues	26,920
EXPENSES:
Production taxes	(554)
Trust administrative expenses(2)	(157)
Derivative settlement loss	(2,819)
Total Expenses	(3,530)
Distributable income available to unitholders	$23,390

Distributable income per common unit (35,062,500 units)	$0.6671
Distributable income per subordinated unit (11,687,500 units)(3)	$—
 ___________________________________________________

(1)	Net of certain post-production expenses.

(2)	Includes cash reserves withheld.

(3)	As the distribution per common unit was below the subordination threshold, no distribution was declared for the subordinated units.
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
Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including cash reserves) is not sufficient to pay the Trust’s ordinary course expenses as they become due, Chesapeake will loan funds to the Trust necessary to pay such expenses. Any funds loaned by Chesapeake pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness for borrowed money of the Trust. If Chesapeake loans funds pursuant to this commitment, unless Chesapeake agrees otherwise, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. There were no loans outstanding as of September 30, 2013 or December 31, 2012.
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
As of September 30, 2013, the Trust had the following oil derivative contracts:

	Fixed-Price Oil Swaps
		Weighted	Fair Value
Production Quarter	Volume	Avg. Price	Asset/(Liability)
	(mbbl)	(per bbl)	($ in thousands)
Q2 2013(1)	62.4	$87.71	$(926)
Q3 2013(2)	187.9	$87.79	(2,997)
Q4 2013	184.2	$87.99	(2,628)
Q1 2014	179.8	$88.08	(1,932)
Q2 2014	180.3	$88.21	(1,425)
Q3 2014	178.8	$88.34	(1,029)
Q4 2014	174.3	$88.45	(671)
Q1 2015	171.0	$88.59	(334)
Q2 2015	175.4	$88.76	(48)
Q3 2015	153.6	$88.90	161
Total	1,647.7	$88.31	$(11,829)
 _________________________________________________________________________

(1)	Includes June production that was settled in November 2013.

(2)	Includes July and August production that was settled in November 2013.

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
The Trust’s obligations to the counterparty under the derivative contracts are secured by liens on proved reserves attributable to the Trust’s interest in the Underlying Properties. The value of the derivative contracts as of September 30, 2013 was a net liability of $11.8 million.

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
If Chesapeake were to default on its obligation to drill the Development Wells, the Trust would be able to foreclose on the Drilling Support Lien to the extent of Chesapeake’s remaining interests in the undeveloped portions of the AMI, file a lawsuit to collect money damages from Chesapeake and pursue other available legal remedies against Chesapeake. However, the Trust is not permitted to obtain specific performance from Chesapeake of its drilling obligation and the maximum amount the Trust can recover in a foreclosure or other action was limited to approximately $82.4 million as of November 4, 2013 and will decease as the remaining Development Wells are drilled and completed.
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
Changes in Internal Control over Financial Reporting.  During the three months ended September 30, 2013, there has been no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting related to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Chesapeake.

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
Date: November 7, 2013

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