Form 10-K
period 2013-12-31
CHESAPEAKE GRANITE WASH TRUST
filed 2014-03-14
CIK 1524769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[X]    Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2013
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [ ] No [X]
The aggregate market value of the 23,000,000 Common Units representing beneficial interests in Chesapeake Granite Wash Trust held by non-affiliates of the registrant, computed using the closing sale price of $15.41 on June 28, 2013, was approximately $354 million.
As of March 12, 2014, 35,062,500 Common Units and 11,687,500 Subordinated Units representing beneficial interests in Chesapeake Granite Wash Trust were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Listed below is the only document parts of which are incorporated herein by reference and the parts of this Annual Report into which the document is incorporated:
None

CHESAPEAKE GRANITE WASH TRUST
2013 ANNUAL REPORT ON FORM 10-K

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

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“Annual Report”) includes “forward-looking statements” about the Trust and Chesapeake and other matters discussed herein that are subject to risks and uncertainties that are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this document, including, without limitation, statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II and “Risk Factors” in Item 1A of Part I and elsewhere herein regarding the proved oil, NGL and natural gas reserves associated with the properties underlying the Royalty Interests, the Trust’s or Chesapeake’s future financial position, business strategy, budgets, projected costs and plans and objectives for future operations, information regarding target distributions, statements pertaining to future development activities and costs, statements regarding the number of development wells to be completed in future periods and information regarding production and reserve growth are forward-looking statements. Actual outcomes and results may differ materially from those projected. Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “plan,” “goal,” “assume,” “target,” “should,” “intend” or other words that convey the uncertainty of future events or outcomes. These statements are based on certain assumptions made by the Trust, and by Chesapeake in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform with such expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Item 1A of Part I of this Annual Report, which could affect the future results of the energy industry in general, and the Trust and Chesapeake in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on Chesapeake's business and the Trust. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. The Trustee relies on Chesapeake for information regarding the Royalty Interests, the Underlying Properties and Chesapeake itself. The Trust undertakes no obligation to publicly update or revise any forward-looking statements, except as required by applicable law.

GLOSSARY OF CERTAIN TERMS
In this Annual Report, the following terms have the meanings specified below. Other terms are defined in the text of this Annual Report.
AMI. The area of mutual interest, or AMI, lies within Washita County in western Oklahoma and is limited to the Colony Granite Wash formation in the area identified below, consisting of approximately 45,400 gross acres (28,700 net acres) held by Chesapeake as of December 31, 2013.

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
Btu. British thermal unit, which is the quantity of heat required to raise the temperature of a one-pound mass of water by one degree Fahrenheit.
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
Development Well. As defined by the SEC, a development well is a well drilled within the proved area of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.  For the purposes of the Trust and as used herein, references to “Development Wells” refer to the 118 horizontal development wells that, since July 1, 2011, have been or are to be drilled on properties held by Chesapeake in the AMI and in which the Trust has received or will receive an interest.
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

Proved Reserves. Proved natural gas and oil reserves are those quantities of natural gas and oil, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible - from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations - prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time. The area of a reservoir considered as proved includes (i) the area identified by drilling and limited by fluid contacts, if any, and (ii) adjacent undrilled portions of the reservoir that can, with reasonable certainty, be judged to be continuous with it and to contain economically producible natural gas or oil on the basis of available geoscience and engineering data. In the absence of information on fluid contacts, proved quantities in a reservoir are limited by the lowest known hydrocarbons as seen in a well penetration unless geoscience, engineering, or performance data and reliable technology establishes a lower contact with reasonable certainty. Where direct observation from well penetrations has defined a highest known oil elevation and the potential exists for an associated gas cap, proved oil reserves may be assigned in the structurally higher portions of the reservoir only if geoscience, engineering, or performance data and reliable technology establish the higher contact with reasonable certainty. Reserves that can be produced economically through application of improved recovery techniques (including, but not limited to, fluid injection) are included in the proved classification when (i) successful testing by a pilot project in an area of the reservoir with properties no more favorable than in the reservoir as a whole, the operation of an installed program in the reservoir or an analogous reservoir, or other evidence using reliable technology establishes the reasonable certainty of the engineering analysis on which the project or program was based and (ii) the project has been approved for development by all necessary parties and entities, including governmental entities. Existing economic conditions include prices and costs at which economic producibility from a reservoir is to be determined. The price is the average price during the 12-month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions.
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
Reserves. Estimated remaining quantities of oil and natural gas and related substances anticipated to be economically producible as of a given date, by application of development projects to known accumulations. In addition, there must exist, or there must be a reasonable expectation that there will exist, the legal right to produce or a revenue interest in the production, installed means of delivering oil and gas or related substances to market, and all permits and financing required to implement the project. Reserves should not be assigned to adjacent reservoirs isolated by major, potentially sealing, faults until those reservoirs are penetrated and evaluated as economically producible. Reserves should not be assigned to areas that are clearly separated from a known accumulation by a non-productive reservoir (i.e., absence of reservoir, structurally low reservoir, or negative test results). Such areas may contain prospective resources (i.e., potentially recoverable resources from undiscovered accumulations).
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

Introduction
Chesapeake Granite Wash Trust is a statutory trust formed in June 2011 under the Delaware Statutory Trust Act pursuant to an initial trust agreement by and among Chesapeake, as Trustor, The Bank of New York Mellon Trust Company, N.A., as Trustee (the “Trustee”), and The Corporation Trust Company, as Delaware Trustee (the “Delaware Trustee”). The Trust maintains its offices at the office of the Trustee, which is located at 919 Congress Avenue, Suite 500, Austin, Texas 78701, and the telephone number of the Trustee is (855) 802-1093.
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
The subordinated units are entitled to receive pro rata distributions from the Trust each quarter if and to the extent there is sufficient cash to provide a cash distribution on the common units that is no less than 80% of the target distribution for the corresponding quarter (the “subordination threshold”). If there is not sufficient cash to fund such a distribution on all of the Trust units, the distribution to be made with respect to the subordinated units will be reduced or eliminated for such quarter in order to make a distribution, to the extent possible, of up to the subordination threshold amount on the common units. In exchange for agreeing to subordinate a portion of its Trust units, and in order to provide additional financial incentive to Chesapeake to satisfy its drilling obligation and perform operations on the Underlying Properties in an efficient and cost-effective manner, Chesapeake is entitled to receive incentive distributions equal to 50% of the amount by which the cash available for distribution on all of the Trust units in any quarter is 20% greater than the target distribution for such quarter (the “incentive threshold”). The remaining 50% of cash available for distribution in excess of the applicable incentive threshold will be paid to Trust unitholders, including Chesapeake, on a pro rata basis. At the end of the fourth full calendar quarter following Chesapeake’s satisfaction of its drilling obligation with respect to the Development Wells, the subordinated units will automatically convert into common units on a one-for-one basis and Chesapeake’s right to receive incentive distributions for any subsequent quarter will terminate. With respect to distributions for quarters following the fourth full quarter after Chesapeake's satisfaction of its Development Well drilling obligation, the common units will no longer have the protection of the subordination threshold, and all Trust unitholders will share on a pro rata basis in the Trust’s distributions.
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
Target Distributions and Subordination and Incentive Thresholds
The Trust is required to make quarterly cash distributions of substantially all of its quarterly cash receipts, after deducting the Trust's administrative expenses, on or about 60 days following the completion of each quarter through (and including) the quarter ending June 30, 2031. Quarterly distributions to Trust unitholders will generally include royalty income attributable to sales of oil, NGL and natural gas for three months, including the first two months of the quarter just ended and the last month of the quarter prior to that one. The first quarterly distribution was made on December 28, 2011 to record unitholders as of December 15, 2011.
In connection with the initial public offering of the Trust, Chesapeake established quarterly target levels of cash distributions to unitholders for the life of the Trust. These target distributions were used to calculate the subordination and incentive thresholds described in more detail below and do not represent estimates of the actual distributions that may be received by Trust unitholders. Actual cash distributions to the Trust unitholders will fluctuate quarterly based on the quantity of oil, NGL and natural gas sold from the Underlying Properties, the prices received for such sales, the timing of Chesapeake's receipt of payment for such sales, payments or receipts under the Trust's derivative contracts, the Trust's expenses and other factors. While target distributions initially increase as Chesapeake completes its drilling obligation and production increases, target distributions will decline over time as a result of the depletion of the reserves in the Underlying Properties.
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
At the end of the fourth full calendar quarter following Chesapeake’s satisfaction of its drilling obligation with respect to the Development Wells, the subordinated units will automatically convert into common units on a one-for-

one basis and Chesapeake’s right to receive incentive distributions for any subsequent quarter will terminate. With respect to distributions for quarters following the fourth full quarter after Chesapeake's satisfaction of its Development Well drilling obligation, the common units will no longer have the protection of the subordination threshold, and all Trust unitholders will share on a pro rata basis in the Trust’s distributions. The period during which the subordinated units are outstanding is referred to as the subordination period.
The following table sets forth the subordination threshold and the incentive threshold for each calendar quarter through the second quarter of 2017, as established in the Trust Agreement:

Period	Subordination Threshold(1)	Incentive Threshold(1)
	($ per unit)
2013:
Fourth Quarter(2)	$0.69	$1.04
2014:
First Quarter	$0.69	$1.04
Second Quarter	$0.68	$1.02
Third Quarter	$0.69	$1.03
Fourth Quarter	$0.66	$0.99
2015:
First Quarter	$0.66	$0.99
Second Quarter	$0.68	$1.02
Third Quarter	$0.64	$0.96
Fourth Quarter	$0.56	$0.84
2016:
First Quarter	$0.51	$0.76
Second Quarter	$0.47	$0.70
Third Quarter	$0.44	$0.66
Fourth Quarter	$0.41	$0.62
2017:
First Quarter	$0.39	$0.59
Second Quarter	$0.37	$0.56
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

(2)
A distribution of $0.6624 per common unit was paid on March 3, 2014 to unitholders of record as of February 19, 2014. As the distribution per common unit was below the subordination threshold, no distribution was declared for the subordinated units.

For the year ended December 31, 2013, the Trust declared and paid the following cash distributions:

		Cash Distribution per Common Unit	Cash Distribution per Subordinated Unit

Production Period	Distribution Date
June 2013 - August 2013	November 29, 2013	$0.6671	$—
March 2013 - May 2013	August 29, 2013	$0.6900	$0.1432
December 2012 - February 2013	May 31, 2013	$0.6900	$0.3010
September 2012 - November 2012	March 1, 2013	$0.6700	$0.3772
As of March 12, 2014, Chesapeake owned 12,062,500 common units and all 11,687,500 subordinated units, which together represent 50.8% of the outstanding Trust units.

Derivative Contracts
The Trust uses derivative contracts in an effort to manage its exposure to variability in cash flow from changes in oil prices and, to the extent oil production falls below hedged oil volume, NGL prices. On November 16, 2011, Chesapeake novated to the Trust, and the Trust became party to, derivative contracts covering a portion of its expected production from October 1, 2011 through September 30, 2015. To the extent expected oil production falls below the hedged oil volume, the derivative contracts will also cover expected NGL production. To the extent oil and NGL prices are not correlated, the derivative contracts will not effectively mitigate the price risk of the Trust’s NGL production. The remaining estimated production of oil and NGL during that time, all production of natural gas during that time and all production after such time will not be hedged, except in connection with the restructuring of an existing derivative contract. The derivative contracts are not qualified for hedge accounting treatment, and therefore all future mark-to-market fluctuations will be recorded to the Trust Corpus until cash settled. The value of the derivative contracts as of December 31, 2013 was a liability of $8.1 million.
These derivative contracts consist of fixed-price oil swaps, in which the Trust receives a fixed price and pays a floating market price, based on NYMEX settlement prices, to the counterparty for the underlying commodity of the derivative. As a party to these contracts, the Trust receives payments directly from its counterparty or is required to pay any amounts owed directly to its counterparty. All swaps are net settled based on the difference between the fixed-price payment and the floating-price payment. Settlements are due on a quarterly basis, including the first two months of the calendar quarter just ended and the last month of the calendar quarter prior to that one. Any payment due to or from such counterparty will be made by the 40th day following the end of the calendar quarter in which such payments become due. See Note 3 to the financial statements contained in Part II, Item 8 of this Annual Report for further discussion of the derivative contracts.
Under the derivative contracts and separate from the drilling obligation under the development agreement, there is a requirement that Chesapeake drill and complete, or cause to be drilled and completed, a specified number of wells (inclusive of the Producing Wells as of the completion of the initial public offering and Development Wells) by the end of each six-month period ending June 30 and December 31 during the term of the derivative contracts. Specifically, from November 16, 2011 until June 30, 2016, the derivative contracts require that Chesapeake drill and complete, cause to be drilled and completed or participate as a non-operator in the drilling of 117 wells. As of December 31, 2013, Chesapeake had drilled and completed 144 wells and had fulfilled the cumulative minimum well requirement under the derivative contracts.
With respect to each such six-month period ending June 30 and December 31 during the term for the derivative contracts, the Trust is required to deliver to the counterparty and the collateral agent under the derivative contracts (a) an independent reserve engineers' report that sets forth the total reserves estimated to be attributable to the Trust's interest in the Underlying Properties as of the end of such period and such other information as is typically included in, or required under SEC rules to be included in, summary reserve engineers reports and (b) a report that sets forth certain information regarding the Development Wells drilled and completed as of the end of such six-month period.
The Trust's obligations to the counterparty under the derivative contracts are secured by proved reserves attributable to the Trust's interest in the Underlying Properties. The counterparty's obligations under the derivative contracts must be secured by cash or short-term U.S. Treasury instruments to the extent that any mark-to-market amounts owed to the Trust exceed defined thresholds. Subject to any applicable notice and cure periods, if, among other things, the Trust or Chesapeake is in material default of the drilling, payment or reporting requirements under the derivative contracts, becomes subject to bankruptcy proceedings or the Trust becomes subject to certain change of control transactions, the derivative counterparty may foreclose on the lien on the Royalty Interests. Even if such foreclosure is solely a result of Chesapeake's action or omission, the Trust will have no remedy against Chesapeake. In addition, the derivative contracts contain a prohibition on the Trust granting additional liens on any of its properties, other than customary permitted liens and liens in favor of the Trustee or the Delaware Trustee. Under the Trust Agreement, the Trustee may create a cash reserve to pay for future expenses of the Trust.
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
Distributions and Income Computations. The Trust is required to make quarterly cash distributions to unitholders from its available funds for such calendar quarter. Royalty Interest payments due to the Trust with respect to any calendar quarter are based on actual sales volumes attributable to the Trust's interests in the Underlying Properties (as measured at Chesapeake's metering systems) for the first two months of the quarter just ended as well as the last month of the immediately preceding quarter and actual revenues received for such volumes. Chesapeake makes the Royalty Interest payments to the Trust within 35 days of the end of each calendar quarter. In addition, any payments due from or required to be made to the counterparty under the Trust's derivative contracts are paid within 40 days of the end of such calendar quarter. Taking into account the receipt and disbursement of all such amounts, the Trustee determines for such calendar quarter the amount of funds available for distribution to the Trust unitholders. Available funds are the excess cash, if any, received by the Trust over the Trust's expenses for that quarter. Available funds are reduced by any cash the Trustee decides to hold as a reserve against future liabilities.
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
Trust Fees and Expenses. The Trust is a party to derivative contracts and the Trust previously has had, and in the future could have, payment obligations under such arrangements. Otherwise, the Trust does not conduct an active business and the Trustee has little power to incur obligations. As a result, it is expected that the Trust will only incur liabilities for routine administrative expenses, such as legal, accounting, audit, tax advisory, engineering, printing and other administrative and out-of-pocket fees and expenses incurred by or at the direction of the Trustee or the Delaware Trustee, including tax return and Schedule K-1 preparation and mailing costs; independent auditor fees; and registrar and transfer agent fees. The Trust is also responsible for paying costs associated with annual and quarterly reports to unitholders. Moreover, the Trustee's and the Delaware Trustee's compensation, and the fee payable to Chesapeake pursuant to the administrative services agreement, are paid out of the Trust's assets.
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
Duration of the Trust; Sale of Royalty Interests. The Trust will dissolve and begin to liquidate on June 30, 2031, or earlier upon certain events, and will soon thereafter wind up its affairs and terminate. At the Termination Date, the Term Royalties will revert automatically to Chesapeake. Following the Termination Date, the Perpetual Royalties will be sold by the Trust and the net proceeds of the sale, as well as any remaining Trust cash reserves, will be distributed to the unitholders pro rata. Chesapeake will have a right of first refusal to purchase the Perpetual Royalties from the Trust following the Termination Date.
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
Federal Income Tax Considerations
The Trust's federal income tax reporting position is that it is classified as a partnership for federal and applicable state income tax purposes. This position relies on the opinion of Bracewell & Giuliani L.L.P., counsel to Chesapeake and the Trust rendered in connection with the initial public offering of the Trust units, in which counsel opined that at least 90% of the Trust's gross income is qualifying income within the meaning of Section 7704 of the Internal Revenue Code of 1986, as amended. The Trust's federal income tax reporting positions are consistent with the Federal Income Tax Considerations section in the prospectus filed by the Trust with the SEC on November 14, 2011 in connection with the offering of its common units to the public (the “Federal Income Tax Considerations Section in the Prospectus”). However, as discussed in detail below under Item 1A. Risk Factors - Tax Risks Related to the Trust's Common Units, the Trust has not requested a ruling from the IRS regarding its United States federal income tax reporting positions and its positions may not be sustained by a court or if contested by the IRS.
Additional information regarding the opinion and material tax matters is discussed in the Federal Income Tax Considerations Section in the Prospectus.
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
Regulation
General
All of Chesapeake's operations are conducted onshore in the U.S. The U.S. natural gas and oil industry is regulated at the federal, state and local levels, and some of the laws, rules and regulations that govern its operations carry substantial administrative, civil and criminal penalties for non-compliance. These regulatory burdens increase Chesapeake's cost of doing business and, consequently, affect its profitability.

Although Chesapeake has advised the Trustee that Chesapeake believes it is in substantial compliance with all applicable laws and regulations, such laws and regulations could be, and frequently are, amended or reinterpreted. Additionally, currently unforeseen environmental incidents may occur or past non-compliance with environmental laws or regulations may be discovered. Therefore, Chesapeake is unable to predict the future costs or impacts of compliance or non-compliance. Additional proposals and proceedings that affect the natural gas and oil industry are regularly considered by Congress, the states, the local governments, the courts and federal agencies, such as the U.S. Environmental Protection Agency (EPA), the Federal Energy Regulatory Commission (FERC), the Department of Transportation (DOT), the Department of Interior and the Department of Energy. Chesapeake has advised the Trustee that Chesapeake actively monitors regulatory developments regarding the industry in order to anticipate and design required compliance activities and systems.

Exploration and Production
The laws and regulations applicable to Chesapeake's exploration and production operations include requirements for permits to drill and to conduct other operations and for provision of financial assurances (such as bonds) covering drilling and well operations. Other activities subject to such laws and regulations include, but are not limited to:

•	the location of wells;

•	the method of drilling and completing wells;

•	the surface use and restoration of properties upon which oil and gas facilities are located, including the construction of well pads, pipelines, impoundments and associated access roads;

•	water withdrawal;

•	the plugging and abandoning of wells;

•	the recycling or disposal of fluids used or other substances handled in connection with operations;

•	the marketing, transportation and reporting of production; and

•	the valuation and payment of royalties.
Chesapeake’s operations may require it to obtain permits for, among other things

•	air emissions;

•	construction activities, including in sensitive areas, such as wetlands, coastal regions or areas that contain endangered or threatened species or their habitats;

•	the construction and operation of underground injection wells to dispose of produced water and other non-hazardous oilfield wastes; and

•	the construction and operation of surface pits to contain drilling muds and other non-hazardous fluids associated with drilling operations.
Chesapeake's exploration and production activities are also subject to various conservation regulations. These include the regulation of the size of drilling and spacing units (regarding the density of wells that may be drilled in a particular area) and the unitization or pooling of natural gas and oil properties. In this regard, some states, including Oklahoma, allow the forced pooling or integration of tracts to facilitate exploration, while other states, such as Texas, West Virginia and Pennsylvania, rely on voluntary pooling of lands and leases. In areas where pooling is voluntary, it may be more difficult to form units and therefore, more difficult to fully develop a project if the operator owns or controls less than 100% of the leasehold. In addition, state conservation laws establish maximum rates of production from natural gas and oil wells, generally limit the venting or flaring of natural gas and impose certain requirements regarding the ratability of production. The effect of these regulations is to limit the amount of natural gas and oil Chesapeake can produce and to limit the number of wells and the locations at which Chesapeake can drill.
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
Environmental, Health and Safety Regulation
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
Chesapeake’s operations are subject to stringent and complex federal, state and local laws and regulations relating to the protection of human health and safety, the environment and natural resources, which can restrict or impact its business activities in many ways, such as:

•	requiring the installation of pollution-control equipment or otherwise restricting the way Chesapeake can handle or dispose of wastes and other substances connected with operations;

•	limiting or prohibiting construction activities in sensitive areas, such as wetlands, coastal regions or areas that contain endangered or threatened species or their habitats;

•	requiring investigatory and remedial actions to address pollution conditions caused by Chesapeake’s operations or attributable to former operations;

•	requiring noise mitigation, setbacks, landscaping, fencing, and other measures;

•	prohibiting the operations of facilities deemed to be in non-compliance with permits issued pursuant to such environmental laws and regulations; and

•
restricting access to certain equipment or areas to a limited set of employees or contractors who have proper certification or permits to conduct work (e.g., confined space entry and process safety maintenance requirements).

Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures against Chesapeake, including the assessment of monetary penalties, the imposition of remedial or restoration obligations, and the issuance of orders enjoining future operations or imposing additional compliance requirements. Local land use restrictions, such as city ordinances, zoning laws, and traffic regulations, may restrict or prohibit the performance of well drilling in general or hydraulic fracturing in particular. Moreover, certain environmental statutes impose strict, joint and several liability for costs required to clean up and restore sites where hazardous substances, hydrocarbons or wastes have been disposed or otherwise released. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances, hydrocarbons or other waste products into the environment.
The trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment. Chesapeake monitors developments at the federal, state and local levels to anticipate future regulatory requirements that might be imposed to reduce the costs of compliance with any such requirements and participates in industry groups that help formulate recommendations for addressing existing or future regulations and that share best practices and lessons learned in relation to pollution prevention and incident investigations.
Hazardous Substances and Waste
Federal and state laws, in particular the federal Resource Conservation and Recovery Act, or RCRA, regulate hazardous and non-hazardous solid wastes. In the course of Chesapeake’s operations, it generates petroleum hydrocarbon wastes such as produced water and ordinary industrial wastes. Under a longstanding legal framework, certain of these wastes are not subject to federal regulations governing hazardous wastes, although they are regulated under other federal and state waste laws. Chesapeake believes it is in substantial compliance with all regulations regarding the handling and disposal of oil and gas exploration and production wastes from its operations, including with respect to the Underlying Properties. These wastes may in the future be designated as hazardous wastes and may thus become subject to more rigorous and costly compliance and disposal requirements. Such additional regulation could have a material adverse effect on the cash distributions to the Trust unitholders.
Federal, state and local laws may also require Chesapeake to remove or remediate previously disposed wastes or hazardous substances otherwise released into the environment, including wastes or hazardous substances disposed of or released by Chesapeake or prior owners or operators in accordance with current laws or otherwise, to suspend or cease operations at contaminated areas, or to perform remedial well plugging operations or response actions to reduce the risk of future contamination. Federal laws, including the Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA, and analogous state laws impose joint and several liability, without regard to fault or legality of the original conduct, on classes of persons who are considered legally responsible for releases of a hazardous substance into the environment. These persons include the owner or operator of the site where the release occurred, persons who disposed of or arranged for the disposal of hazardous substances at the site and any person who accepted hazardous substances for transportation to the site. CERCLA and analogous state laws also authorize the EPA, state environmental agencies and, in some cases, third parties to take action to prevent or respond to threats to human health or the environment and to seek to recover from responsible classes of persons the costs of such actions.
The Safe Drinking Water Act (SDWA) Underground Injection Control (UIC) program prohibits any underground injection unless authorized by a permit. Chesapeake recycles and reuses some produced water and also disposes of produced water in Class II UIC wells designed and permitted to place the water into deep geologic formations, isolated from fresh water sources. Permits for Class II UIC wells may be issued by the EPA or by a state environmental agency if EPA has delegated its UIC Program authority.
Air Emissions
Chesapeake’s operations are subject to the federal Clean Air Act (CAA) and comparable state laws and regulations. These laws and regulations regulate emissions of air pollutants from various industrial sources, including Chesapeake’s compressor stations, and impose various monitoring and reporting requirements. Permits and related compliance obligations under the CAA, each state’s development and promulgation of regulatory programs to comport with federal requirements, and changes to state implementation plans for controlling air emissions in regional non-attainment or near-non-attainment areas may require natural gas and oil exploration and production operators to incur future capital expenditures in connection with the addition or modification of existing air emission control equipment and strategies.
In 2012, the EPA published final New Source Performance Standards (NSPS) and National Emissions Standards for Hazardous Air Pollutants (NESHAP) that amended the existing NSPS and NESHAP standards for oil and gas facilities and created new NSPS standards for oil and gas production, transmission and distribution facilities. While these rules remain in effect, the EPA announced in 2013 that it would reexamine and reissue the rules over the next three years. The EPA has issued updated rules regarding storage tanks and additional rules are expected. In 2010, the EPA published rules that require monitoring and reporting of greenhouse gas emissions from petroleum and natural gas systems. Chesapeake, along with other industry groups, filed suit challenging certain provisions of the rules and are engaged in settlement negotiations to amend and correct the rules. The EPA is also conducting a review of the National Ambient Air Quality Standards for ozone, but an expected completion date for that review is not currently known.
Water Discharges
The Federal Water Pollution Control Act, or the Clean Water Act (CWA), and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into state waters as well as waters of the U.S. The placement of material into jurisdictional water or wetlands of the U.S. is prohibited, except in accordance with the terms of a permit issued by the United States Army Corps of Engineers. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or a state agency delegated with EPA's authority. Further, Chesapeake's corporate policy prohibits discharge of produced water to surface waters. Spill prevention, control and countermeasure requirements of federal laws require appropriate containment berms and similar structures to help prevent the contamination of regulated waters in the event of a hydrocarbon tank spill, rupture or leak. In addition, the CWA and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities.
The Oil Pollution Act of 1990 (OPA), establishes strict liability for owners and operators of facilities that are the site of a release of oil into waters of the U.S. The OPA and its associated regulations impose a variety of requirements on responsible parties related to the prevention of oil spills and liability for damages resulting from such spills. A “responsible party” under the OPA includes owners and operators of certain onshore facilities from which a release may affect waters of the U.S.
Health and Safety
The Occupational Safety and Health Act (OSHA) and comparable state laws regulate the protection of the health and safety of Chesapeake's employees. The federal Occupational Safety and Health Administration has established workplace safety standards that provide guidelines for maintaining a safe workplace in light of potential hazards, such as employee exposure to hazardous substances. OSHA also requires employee training and maintenance of records, and the OSHA hazard communication standard and EPA community right-to-know regulations under the Emergency Planning and Community Right-to-Know Act of 1986 require Chesapeake to organize and/or disclose information about hazardous materials used or produced in its operations.
Hydraulic Fracturing
Vast quantities of oil, NGL and natural gas deposits exist in deep shale and other unconventional formations. It is customary in Chesapeake's industry to recover these resources through the use of hydraulic fracturing combined with horizontal drilling. Hydraulic fracturing is the process of creating or expanding cracks, or fractures, in deep underground formations using water, sand and other additives pumped under high pressure into the formation. As with the rest of the industry, Chesapeake uses hydraulic fracturing as a means to increase the productivity of almost every well that it drills and completes. These formations are generally geologically separated and isolated from fresh ground water supplies by thousands of feet of impermeable rock layers.
Chesapeake follows applicable legal requirements for groundwater protection in its operations that are subject to supervision by state and federal regulators. Furthermore, Chesapeake's well construction practices are performed in accordance with regulatory provisions which require the installation of multiple layers of protective steel casing surrounded by cement that are specifically designed and installed to protect freshwater aquifers and prevent the migration of fracturing fluids into freshwater aquifers.
Injection rates and pressures are monitored instantaneously and in real time at the surface during Chesapeake's hydraulic fracturing operations. Pressure is monitored on both the injection string and the immediate annulus to the injection string. Hydraulic fracturing operations are shut down immediately if an abrupt change occurs to the injection pressure or annular pressure.
Hydraulic fracture stimulation requires the use of water. Chesapeake uses fresh water or recycled produced water in fracturing treatments in accordance with applicable water management plans and laws. Chesapeake strives to find alternative sources of water and to reduce its reliance on fresh water resources. Produced, or formation, water is a naturally occurring by-product of natural gas and liquids extraction. Chesapeake disposes of produced formation water in Class II underground injection control wells, which are designed in accordance with regulatory requirements and permitted to place the water into deep geologic formations, isolated from fresh water sources. These Class II wells are overseen by the EPA or states that have been delegated such authority pursuant to the Underground Injection Control Program. Additionally, Chesapeake has technical staff dedicated to the development of water recycling and re-use systems, and Chesapeake's Aqua Renew® program uses state-of-the-art technology in an effort to recycle produced water in its operations.
Hydraulic fracturing is typically regulated by state oil and gas commissions. Some states have adopted, and other states are considering adopting, regulations that impose disclosure requirements on hydraulic fracturing operations. Since early 2011, Chesapeake has participated in FracFocus, a national publicly accessible web-based registry developed by the Ground Water Protection Council and the Interstate Oil and Gas Compact Commission, with support of the U.S. Department of Energy, to report on a well-by-well basis the additives and chemicals and amount of water used in the hydraulic fracturing process for each of the wells Chesapeake operates. The website, www.fracfocus.org, also includes information about how hydraulic fracturing works, the chemicals used in hydraulic fracturing and how fresh water aquifers are protected. Some states, including Oklahoma, mandate disclosure of chemical additives used in hydraulic fracturing and require operators to use the FracFocus website for reporting.
Legislative, regulatory and enforcement efforts and guidance from regulatory agencies at the federal level and in some states have been initiated to require or make more stringent the permitting and compliance requirements for hydraulic fracturing operations. The EPA has asserted federal regulatory authority over hydraulic fracturing involving “diesel fuels” under the SWDA’s UIC Program and has released final guidance regarding the process for obtaining a permit for hydraulic fracturing involving diesel fuel. Chesapeake believes the guidance will not materially affect its operations, as it does not use diesel fuel in connection with its hydraulic fracturing. The EPA also has commenced a study of the potential impacts of hydraulic fracturing activities on drinking water resources, with a progress report released in late 2012 and a final draft report expected to be released for public comment and peer review in late 2014. In addition, the BLM published a revised draft of proposed rules that would impose new requirements on hydraulic fracturing operations conducted on federal and tribal lands, including the disclosure of chemical additives used in hydraulic fracturing operations. The EPA's guidance, including its interpretation of the meaning of “diesel fuel,” the EPA's pending study, BLM's proposed rules, and other analyses by federal and state agencies to assess the impacts of hydraulic fracturing could spur further action toward federal and/or state legislation and regulation of hydraulic fracturing activities.
Oklahoma's regulations were reviewed and received positive approval from the State Review of Oil & Natural Gas Environmental Regulations. Despite this finding, the Oklahoma Corporation Commission adopted amendments to its oil and natural gas rules that will require operators of hydraulically fractured wells to disclose the contents of fluids injected into each such well. The new disclosure rules became effective on July 1, 2012 and apply to horizontal wells hydraulically fractured after the end of 2012 and all wells hydraulically fractured after the end of 2013. As Chesapeake already discloses this information through FracFocus, these new requirements should not have a significant impact on the operation of the Underlying Properties. If additional laws or regulations that significantly restrict hydraulic fracturing are adopted at the Oklahoma state level, such legal requirements could make it more difficult or costly for Chesapeake to perform fracturing to stimulate production in the Underlying Properties and thereby affect the determination of whether a well is commercially viable. In addition, if hydraulic fracturing is regulated at the federal level, Chesapeake's fracturing activities, including with respect to its operations at the Underlying Properties, could become subject to additional permit requirements or operational restrictions and also to associated permitting delays and potential increases in costs.
Restrictions on hydraulic fracturing could make it prohibitive for Chesapeake to conduct operations and also reduce the amount of oil, NGL and natural gas that Chesapeake is ultimately able to produce in commercial quantities from the Underlying Properties. For further discussion, see Item 1A Risk Factors - Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.
Endangered Species
The Endangered Species Act (ESA) restricts activities that may affect areas that contain endangered or threatened species or their habitats. While some of Chesapeake’s assets and lease acreage may be located in areas that are designated as habitats for endangered or threatened species, it believes that it is in substantial compliance with the ESA. However, the designation of previously unidentified endangered or threatened species in areas where Chesapeake intends to conduct construction activity could materially limit or delay such plans. In addition, the imposition of seasonal restrictions on Chesapeake’s construction or operational activities could also materially limit or delay its plans.
Global Warming and Climate Change
Various state governments and regional organizations are considering enacting new legislation and promulgating new regulations governing or restricting the emission of greenhouse gases from stationary sources such as Chesapeake's equipment and operations. At the federal level, the EPA has already made findings and issued regulations that require Chesapeake to establish and report an inventory of greenhouse gas emissions. Legislative and regulatory proposals for restricting greenhouse gas emissions or otherwise addressing climate change could require Chesapeake to incur additional operating costs and could adversely affect demand for the oil, NGL and natural gas that it sells. The potential increase in Chesapeake's operating costs could include new or increased costs to obtain permits, operate and maintain equipment and facilities, install new emission controls on equipment and facilities, acquire allowances to authorize greenhouse gas emissions, pay taxes related to greenhouse gas emissions and administer and manage a greenhouse gas emissions program. Moreover, incentives to conserve energy or use alternative energy sources could reduce demand for oil, NGL and natural gas.
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
As a passive entity, the Trust does not maintain insurance policies for the Underlying Properties. Chesapeake maintains a $75 million control of well policy that insures against certain sudden and accidental risks associated with drilling, completing and operating its wells. There is no assurance that this insurance will be adequate to cover all losses or exposure to liability. Chesapeake also carries a $460 million comprehensive general liability umbrella policy and a $150 million pollution liability policy. Chesapeake provides workers' compensation insurance coverage to employees in all states in which it operates. While Chesapeake has informed us that it believes these policies are customary in the industry, they do not provide complete coverage against all operating risks. In addition, Chesapeake's insurance does not cover penalties or fines that may be assessed by a governmental authority. A loss not fully covered by insurance could have a material adverse effect on Chesapeake's financial position, results of operations and cash flows. The insurance coverage that Chesapeake maintains may not be sufficient to cover every claim made against Chesapeake or may not be commercially available for purchase in the future.
The Underlying Properties and the Royalty Interests
Overview. The Underlying Properties consist of working interests owned by Chesapeake located in the Colony Granite Wash play in Washita County in western Oklahoma arising from leases and farmout agreements related to properties from which the Royalty Interests were conveyed. The AMI consists of approximately 45,400 gross acres (28,700 net acres). As of December 31, 2013 and 2012, the total reserves estimated to be attributable to the Trust were 18,502 mboe (45% oil and NGL by volume) and 28,203 mboe (46% oil and NGL by volume), respectively. These amounts include 12,640 mboe of proved developed reserves and 5,862 mboe of proved undeveloped reserves as of December 31, 2013 and 16,714 mboe of proved developed reserves and 11,489 mboe of proved undeveloped reserves as of December 31, 2012. The decrease in total reserves estimated to be attributable to the Trust of 9,701 mboe is primarily attributable to higher-than-expected pressure depletion within certain areas of the AMI. See Risk Factors - Actual reserves and future production may be less than current estimates, which could reduce cash distributions by the Trust and the value of the Trust units in Item 1A and Risks and Uncertainties in Note 2 to the financial statements contained in Part II, Item 8 of this Annual Report for more information regarding pressure depletion.
The Colony Granite Wash is a subset of the greater granite wash plays of the Anadarko Basin. The Colony Granite Wash is located at the eastern end of a series of Des Moines-age granite wash fields that extend along the southern flank of the Anadarko Basin, approximately 60 miles into the Texas Panhandle. These granite wash fields were generally deposited as deep-water turbidites that result in relatively low risk, laterally extensive reservoirs. The productive members of the Colony Granite Wash are encountered between approximately 11,500 and 13,000 feet and lie stratigraphically between the top of the Des Moines formation (or top of Colony Granite Wash 'A') and the top of the Prue formation (or base of Colony Granite Wash 'C'). The individual productive members within the Colony Granite Wash may reach 200 feet or more in gross interval thickness and the targeted porosity zones within these individual members are generally 20 to 75 feet thick. The Colony Granite Wash is primarily a natural gas and natural gas condensate reservoir based on reserve volumes. However, oil and NGL production currently generates more revenue than natural gas production in the Colony Granite Wash due to prices that have historically been, and currently are, significantly higher for oil and NGL than for natural gas. Development costs for horizontal wells drilled and completed in the AMI during the years ended December 31, 2013 and 2012 averaged approximately $19.68 per boe and $22.89 per boe, respectively, which are comparable to the development costs for other large-scale resource developments in the Mid-Continent in which Chesapeake operates. The decrease in average development costs of $3.21 per boe is primarily due to a slight decrease in drilling costs.

Chesapeake began drilling horizontal wells in the Colony Granite Wash in 2007. As of December 31, 2013, Chesapeake is the largest leaseholder in the Colony Granite Wash, with approximately 43,200 net acres (of which approximately 28,700 net acres are subject to the Royalty Interests), the most active driller in the play, based on rig count, and produces the highest volumes from the Colony Granite Wash. Since 2007, there have been 258 Des Moines horizontal wells drilled in the Colony Granite Wash. Of those 258 wells, Chesapeake has drilled 201 wells and participated in another 49 wells. As of March 10, 2014, there were two rigs drilling horizontal wells in the AMI, both of which were operated by Chesapeake. While horizontal wells are more expensive than vertical wells, a horizontal well increases the production of hydrocarbons and adds significant recoverable reserves per well. In addition, an operator can achieve better returns on drilling investments with horizontal drilling because the production from one horizontal well is typically equal to the production from several vertical wells. While Chesapeake is the most active company in this play, as of March 10, 2014, other operators in the Colony Granite Wash include publicly-listed companies such as Penn Virginia Corporation, Apache Corporation, QEP Resources, Inc., SM Energy Company and Marathon Oil Corporation and privately-held companies such as Samson Resources, Chaparral Energy, Inc. and Ward Petroleum Corporation.
Royalty Interests. The Royalty Interests were conveyed from Chesapeake's interest in the Underlying Properties effective as of July 1, 2011. As of December 31, 2013, the Trust on average owns a 47.6% net revenue interest in the Producing Wells and a 28.7% net revenue interest in the completed Development Wells. Chesapeake retains 10% of the proceeds from the sales of oil, NGL and natural gas production attributable to its net revenue interest in the Producing Wells, and 50% of the proceeds from the sales of production attributable to its net revenue interest in the Development Wells.
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

All of the Trust's estimated oil, NGL and natural gas reserves are located within the U.S. The table below sets forth information as of December 31, 2013 with respect to the estimated proved reserves of the Underlying Properties and Royalty Interests and the associated PV-10. Because the Trust will not bear federal income tax expense, PV-10 and the standardized measure of estimated future net revenue of the Royalty Interests are the same. PV-10 is not intended to represent the current market value of the estimated oil, NGL and natural gas reserves attributable to the Royalty Interests. The reserve estimates were prepared by Ryder Scott Company, L.P. (“Ryder Scott”) in accordance with the criteria established by the SEC.

		Proved Reserves
	Oil (mbbl)	NGL (mbbl)	Gas (mmcf)	Total (mboe)	PV-10 (000s)

Underlying Properties:
Developed	2,236	8,093	78,287	23,377	$297,935
Undeveloped	1,714	4,057	41,475	12,684	33,458
Total	3,950	12,150	119,762	36,061	$331,393
Royalty Interests:
Developed(1)	1,274	4,339	42,161	12,640	$199,433
Undeveloped(1)	828	1,862	19,034	5,862	117,718
Total	2,102	6,201	61,195	18,502	$317,151
_________________________________________________

(1)	PV-10 for the Royalty Interests was calculated exclusive of any production or development costs.

The proved reserves were determined using a 12-month unweighted arithmetic average of the first-day-of-the-month prices for oil, NGL and natural gas for the period from January 1, 2013 through December 1, 2013, without giving effect to derivative contracts, and were held constant for the life of the properties. The prices used in the reserve reports, as well as Chesapeake's internal reports, yield weighted average prices at the wellhead, which are based on first-day-of-the-month reference prices and adjusted for transportation and regional price differentials. For the Royalty Interests, costs of marketing services provided by Chesapeake affiliates will not be charged to the Trust. The reference prices and the equivalent weighted average wellhead prices are presented in the table below.

	Oil	NGL	Natural gas
	(per bbl)	(per bbl)	(per mcf)
Trailing 12-month average (SEC) pricing	$96.82	$96.82	$3.67
Weighted average wellhead price (Underlying Properties)	$92.38	$31.68	$2.37
Weighted average wellhead prices (Royalty Interests)	$92.35	$31.86	$2.36
As of December 31, 2013, the reserve estimates for the Royalty Interests included 5,862 mboe of reserves classified as proved undeveloped ("PUD"), compared to 11,489 mboe as of December 31, 2012. Presented below is a summary of changes in our proved undeveloped reserves for 2013.

Total
(mboe)
Proved undeveloped reserves, beginning of period	11,489
Extensions, discoveries and other additions	993
Developed	(3,175)
Revisions of previous estimates	(3,445)
Proved undeveloped reserves, end of period	5,862
As of December 31, 2013, there were no PUDs that had remained undeveloped for five years or more. Chesapeake invested approximately $72 million in the Underlying Properties in 2013 to convert 7,052 (3,175 net to the Royalty Interests) mboe of PUDs to proved developed reserves. All costs were paid by Chesapeake as the Trust is not responsible for the cost of development. The downward PUD revisions of 3,445 mboe in 2013 included 880 mboe of downward performance-related revisions to PUD locations due to higher-than-expected pressure depletion in certain areas of the AMI. In addition, there were 2,603 mboe of downward revisions related to the removal of PUDs that are not part of Chesapeake's five-year development plan within the AMI. Due to the higher-than-expected pressure depletion discussed above, Chesapeake reduced its operated rig count in the AMI from four rigs to two rigs in August 2013, which will allow more time to apply well performance analysis from well to well as Chesapeake’s drilling program progresses at a slower pace. The downward revisions were offset by 38 mboe of upward price-related revisions.
The $118 million PV-10 attributable to the estimated PUDs of the Royalty Interests has been calculated assuming that Chesapeake will expend approximately $206 million to develop these reserves: $86 million in 2014, $98 million in 2015 and $22 million in 2016. The amount and timing of these expenditures will depend on a number of factors, including actual drilling results, availability of drilling and related services, service costs, commodity prices and the availability of capital. Chesapeake's developmental drilling schedule for the remaining Development Wells is subject to revision and reprioritization throughout the year resulting from unknowable factors such as rig availability, title issues or delays, and Chesapeake's net revenue interest in each Development Well when drilled and completed. The proved reserves as of December 31, 2013 include only PUD locations which are immediate offsets to producing wells.
The annual net decline rate on producing properties is projected to be 36% from 2014 to 2015, 25% from 2015 to 2016, 20% from 2016 to 2017 and 14% from 2017 to 2018. As of December 31, 2013, of the total proved reserves, 23,377 mboe and 12,640 mboe attributable to the Underlying Properties and the Royalty Interests, respectively, were classified as proved developed producing.
Chesapeake's ownership interest used in calculating proved reserves and the associated estimated future net revenue was determined after giving effect to the assumed maximum participation by other parties to Chesapeake's farmout and participation agreements. The prices used in calculating the estimated future net revenues attributable to proved reserves are based on historical prices, as required by the SEC, and do not reflect market prices for oil, NGL and natural gas production sold subsequent to December 31, 2013. The estimated proved reserves may not be produced and sold at the assumed prices.
The Trust's estimated proved reserves and the standardized measure of discounted future net cash flows of the proved reserves at December 31, 2013, along with the changes in quantities and standardized measure of such reserves since January 1, 2013, are shown in Supplemental Disclosures About Natural Gas, Oil, and NGL Producing Activities included in Item 8 of this Annual Report. No estimates of proved reserves comparable to those included herein have been included in reports to any federal agency other than the SEC.
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
Development Wells. Pursuant to the development agreement with the Trust, Chesapeake is obligated to drill, cause to be drilled or participate as a non-operator in the drilling of 118 Development Wells by June 30, 2016. Additionally, based on Chesapeake's assessment of the ability of a Development Well to produce in paying quantities, Chesapeake is obligated to either complete and tie into production or plug and abandon each Development Well. Chesapeake retained or will retain an interest in each of the Producing Wells and Development Wells and, as of March 10, 2014, Chesapeake operated approximately 95% of the Producing Wells and the 79 completed Development Wells (approximately 87.9 Development Wells as calculated under the development agreement) and expects to operate 100% of the remaining Development Wells through the completion of its drilling obligation. Until such time as Chesapeake has met its commitment to drill the Development Wells, Chesapeake will not drill or complete, and will not permit any other person within its control to drill or complete: (i) any well in the Colony Granite Wash formation or lease acreage included within the AMI for its own account; or (ii) any well that will have a perforated segment within 600 feet of any perforated interval of any Development Well or Producing Well. Chesapeake's average net revenue interest in the oil and gas properties underlying the Development Royalty Interest is approximately 56%. The

Development Royalty Interest entitles the Trust to receive 50% of the proceeds attributable to Chesapeake's net revenue interest in future production of oil, NGL and natural gas resulting from the drilling of the Development Wells.
Chesapeake is credited for drilling one full Development Well if the perforated length of the well is equal to or greater than 3,500 feet and Chesapeake's net revenue interest in the well is equal to 52.0%. For wells with a perforated length that is less than 3,500 feet, and for wells in which Chesapeake has a net revenue interest greater than or less than 52.0%, Chesapeake receives proportionate credit. Given that Chesapeake's actual net revenue interest in each Development Well may be greater than or less than 52.0% and the perforated length of each well drilled may be less than 3,500 feet, Chesapeake may be required to drill more or less than 118 wells in order to fulfill its drilling obligation. As of December 31, 2013, Chesapeake had drilled and completed 75 wells within the AMI (approximately 82.4 Development Wells as calculated under the development agreement). Chesapeake's drilling activity with respect to the Development Wells is consistent with its intent to meet the drilling obligation contemplated by the development agreement. The current drilling schedule provides that approximately 15 wells are expected to be drilled and completed each year until the drilling obligation is fulfilled. As of March 10, 2014, Chesapeake had drilled and completed a total of 79 wells in the AMI (approximately 87.9 Development Wells as calculated under the development agreement) and had drilled, or caused to be drilled, two additional wells in the AMI that were awaiting completion.
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
Chesapeake granted to the Trust a lien on its interest in the AMI (except the Producing Wells and any other wells that were already producing as of July 1, 2011 and are not subject to the Royalty Interests) in order to secure the estimated amount of the drilling costs for the Trust's interests in the Development Wells (the "Drilling Support Lien"). The amount obtained by the Trust pursuant to the Drilling Support Lien initially could not exceed $262.7 million. As Chesapeake fulfills its drilling obligation over time, Development Wells that are completed or that are perforated for completion and then plugged and abandoned are released from the Drilling Support Lien and the total dollar amount that may be recovered by the Trust for Chesapeake's failure to fulfill its drilling obligation is proportionately reduced. As of March 10, 2014, the total dollar amount that may be recovered is approximately $67.1 million.
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
Well Locations. Chesapeake has approximately 80 remaining potential drilling locations within the AMI, based on assumed spacing of three wells per 640-acre section, and may drill some of the Development Wells on units that encompass land controlled by third-party operators in order to maximize recovery in the field and also maximize the perforated length of each Development Well drilled.

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

	2013		2012		2011
	Gross	Net	Gross	Net	Gross	Net
Wells Drilled:
Development productive	24	18	40	28	20	13
Exploratory productive	—	—	—	—	5	4
Dry	—	—	—	—	—	—
Total	24	18	40	28	25	17
Developed and Undeveloped Acreage. The following table sets forth information regarding developed and undeveloped acreage held by Chesapeake within the AMI as of December 31, 2013. A significant percentage of the leases associated with the Underlying Properties are held by production and not subject to expiration so long as production continues in paying quantities.

	Developed Acreage(1)		Undeveloped Acreage(2)
	Gross	Net	Gross	Net
Acreage Held by Chesapeake within the AMI	40,236	26,195	830	830
_________________________________________________

(1)
Gross and net developed acres are acres spaced or assignable to productive wells. The drilling unit for each Colony Granite Wash horizontal well comprises 640 acres. As such, developed acreage may include up to 640 acres assigned to each Colony Granite Wash horizontal well.

(2)
830 net acres are not held by production as of December 31, 2013. Of these, 655 net acres will expire in 2014 and 175 net acres will expire in 2015. Chesapeake is not under any obligation to retain this acreage for development.

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

Post-production expenses are deducted from proceeds paid to the Trust. Access Midstream Partners, L.P. ("ACMP"), successor to previously-affiliated Chesapeake Midstream Partners, L.P. (Chesapeake had a 46% equity investment until June 2012), provides gathering, treating, compression and other post-production services and other third parties, including Enogex LLC (“Enogex”) and Freeport-McMoRan Copper & Gold ("FCX"), formerly known as Plains Exploration & Production Company, provide processing, transportation and other post-production services. The proceeds paid to the Trust are reduced by deductions for these post-production expenses.
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
Natural gas and NGL produced from the Underlying Properties are gathered by gathering pipelines owned by ACMP under a contract that expires in approximately 16 years. NGL and natural gas are processed at facilities owned by Enogex under a contract that expires in 2017 and then sold to a number of primary purchasers in the area. Oil produced from the Underlying Properties is gathered by gathering pipelines and equipment owned by ACMP or transported by trucks owned by third parties and sold to FCX. In the event of a loss of its contracts with ACMP, Enogex or FCX, Chesapeake believes that the availability of other customers and service providers in the area is sufficient to accommodate such loss. Chesapeake also believes that the capacity of interstate pipelines is sufficient to accommodate the increased production of oil, NGL and natural gas from the Underlying Properties as currently contemplated.
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

The following table provides revenues and direct operating expenses for the years ended December 31, 2013, 2012 and 2011, as derived from the Underlying Properties' statements of revenues and direct operating expenses.

	Years Ended December 31,
	2013	2012	2011
	($ in thousands)
Oil, NGL and natural gas revenues(1)	$194,817	$176,875	$172,705
Direct operating expenses:
Production expenses excluding taxes	13,747	12,835	8,252
Production taxes	2,544	2,437	3,887
Ad valorem taxes	66	43	43
Total direct operating expenses	16,357	15,315	12,182
Revenues in excess of direct operating expenses	$178,460	$161,560	$160,523
_________________________________________________

(1)
Oil, NGL and natural gas revenues are net of post-production expenses, including gathering, storage, compression, transportation, processing, treating, dehydrating and non-affiliate marketing expenses.

The following table sets forth the production, average sales prices, and average cost per boe for production expenses and production taxes for the Underlying Properties for the years ended December 31, 2013, 2012 and 2011.

	Years Ended December 31,
	2013	2012	2011
Production:
Oil (mbbls)	925	993	843
NGL (mbbls)	2,133	1,999	1,435
Natural gas (mmcf)	20,317	19,137	13,572
Total production (mboe)	6,444	6,182	4,540

Average sales prices:(1)
Oil (per bbl)	$91.60	$90.42	$89.98
NGL (per bbl)	$31.05	$29.57	$42.09
Natural gas (per mcf)	$2.16	$1.46	$2.69
Direct operating expenses:
Production expenses (per boe)(2)	$2.14	$2.08	$1.82
Production taxes (per boe)(3)	$0.39	$0.39	$0.86
 ___________________________________________________

(1)	Average sales prices are net of post-production expenses, including gathering, storage, compression, transportation, processing, treating, dehydrating and non-affiliate marketing expenses.

(2)	Production expenses include lease operating costs and ad valorem taxes.

(3)	Production taxes are generally based upon (i) volume produced and (ii) prices received for production.
 Oil, NGL and Natural Gas Revenues. For the year ended December 31, 2013, oil, NGL and natural gas revenues were $194.8 million compared to $176.9 million and $172.7 million for the years ended 2012 and 2011, respectively. The $17.9 million increase in revenues from 2012 to 2013 was primarily due to an increase in production of 262 mboe and an increase in oil, NGL and natural gas prices. Oil prices increased $1.18 per bbl, from $90.42 per bbl to $91.60 per bbl. NGL prices increased $1.48 per bbl, from $29.57 per bbl to $31.05 per bbl. Natural gas prices increased $0.70 per mcf, from $1.46 per mcf to $2.16 per mcf. The $4.2 million increase in revenue from 2011 to 2012 was primarily due to an increase in production of 1,642 mboe and a slight increase in oil prices of $0.44 per bbl, from $89.98 per bbl to $90.42 per bbl. These increases were partially offset by decreases in the average sales price for NGL and natural gas from $42.09 to $29.57 for NGL and from $2.69 to $1.46 for natural gas.
Production Expenses. For the year ended December 31, 2013, production expenses, excluding ad valorem taxes, were $13.7 million compared to $12.8 million and $8.3 million for the years ended 2012 and 2011, respectively. The year-over-year increases were primarily due to an increase in the number of producing wells. On a unit-of-production basis, production expenses, including ad valorem taxes, were $2.14 per boe in 2013 compared to $2.08 and $1.82 per boe in 2012 and 2011, respectively.
Production Taxes. For the year ended December 31, 2013, production taxes were $2.5 million compared to $2.4 million and $3.9 million for the years ended 2012 and 2011, respectively. On a unit-of-production basis, production taxes were $0.39 per boe in 2013 and 2012 compared to $0.86 per boe in 2011. In general, production taxes are calculated using value-based formulas that produce higher per unit costs when oil, NGL and natural gas prices are higher. The $1.5 million decrease in production taxes from 2011 to 2012 was primarily due to a decrease in the average sales price for oil, NGL and natural gas from $38.04 to $28.61 per boe.
The Reserve Report for the Underlying Properties and the Royalty Interests
The oil, NGL and natural gas reserves in this Annual Report were estimated by Ryder Scott. The process to review and estimate the reserves began with Chesapeake's Corporate Reserves Department collecting and verifying all pertinent data, including but not limited to well test data, production data, historical pricing, cost information, property ownership interests, reservoir data, and geosciences data. This data was reviewed by various levels of Chesapeake management for accuracy before consultation with Ryder Scott. Ryder Scott was consulted with regularity during the reserve estimation process to review properties, assumptions, and any new data available. Internal reserve estimates and methodologies were compared to Ryder Scott's estimates and methodologies to test the reserve estimates and conclusions before the reserve estimates were included in this Annual Report. Additionally, Chesapeake's senior management reviewed and approved the reserve report contained herein.
Internal Controls. Chesapeake's Director - Corporate Reserves is the technical person primarily responsible for overseeing the preparation of the Trust's reserve estimates. His qualifications include the following:

•	16 years of practical experience in petroleum engineering with 8 years of this experience being in the estimation and evaluation of reserves;

•	Bachelor of Science degree in Chemical Engineering; and

•	member in good standing of the Society of Petroleum Engineers.
Chesapeake ensures that the key members of Chesapeake's Corporate Reserves Department have appropriate technical qualifications to oversee the preparation of reserves estimates, including, with respect to its engineers, a minimum of an undergraduate degree in petroleum, mechanical or chemical engineering or other applicable technical discipline from an accredited university. With respect to its engineering technicians, a minimum of a four-year degree in mathematics, economics, finance or other business/science field. Chesapeake also maintains a continuous education program for its engineers and technicians on new technologies and industry advancements and offer refresher training on basic skill sets.
Chesapeake maintains internal controls such as the following to ensure the reliability of reserves estimations:

•
Chesapeake follows comprehensive SEC-compliant internal policies to determine and report proved reserves. Reserves estimates are made by experienced reservoir engineers or under their direct supervision.

•	Chesapeake's Corporate Reserves Department reviews all of Chesapeake's and the Trust's reported proved reserves at the close of each quarter.

•
Each quarter, Chesapeake's Corporate Reserves Department managers, the Director of Corporate Reserves, the Vice Presidents of its business units, the Senior Vice Presidents of its operating divisions and the Senior Vice President of Corporate and Strategic Planning review all significant reserves changes and all new proved undeveloped reserves additions.

•	Chesapeake's Corporate Reserves Department reports independently of Chesapeake's operating divisions.

 Technologies. The reserve report was prepared using decline curve analysis to determine the reserves of individual Producing Wells. After estimating the reserves of each proved developed well, it was determined that a reasonable level of certainty exists with respect to the reserves that can be expected from close offset undeveloped wells in the field. The continuity of the play across the AMI area was established by reviewing electronic well logs from wells, geologically mapping the analogous reservoir and reviewing extensive production data from horizontal wells within the larger Colony Granite Wash area. The proved undeveloped locations within the AMI are offsets to the horizontal wells drilled and producing as of December 31, 2013.
Ryder Scott. Ryder Scott, the independent petroleum engineering consultant, estimated all of the proved reserve information in this Annual Report, in accordance with the definitions and regulations of the SEC to conform with the FASB Accounting Standards Codification Topic 932, Extractive Activities-Oil and Gas. For purposes of the reserve report, a copy of which is filed with this Annual Report as Exhibit 99.1, Ryder Scott used technical and economic data including, but not limited to, well test data, production data, historical price and cost information, and property ownership interests. The reserves in the reserve report have been estimated using such deterministic methods. Ryder Scott used standard engineering and geosciences methods, or a combination of methods, including performance analysis and analogy, that they considered to be appropriate and necessary to categorize and estimate reserves in accordance with SEC definitions and regulations. A substantial portion of these reserves are for undeveloped locations and producing wells that lack sufficient production history upon which performance-related estimates of reserves can be based. Therefore, these reserves are based on estimates of reservoir volumes and recovery efficiencies along with analogy to properties with similar geologic and reservoir characteristics. Ryder Scott's expertise is in petroleum engineering, geoscience, and petrophysical interpretation, not legal or accounting matters; they are not accountants, attorneys, or landmen. As in all aspects of oil and gas evaluation, there are uncertainties inherent in the interpretation of engineering and geoscience data; therefore, the conclusions from Ryder Scott necessarily represent only informed professional judgment. The titles to the properties have not been examined by Ryder Scott, nor has the actual degree or type of interest owned been independently confirmed. The data used in Ryder Scott's estimates were obtained from Chesapeake and the non-confidential files of Ryder Scott and were accepted as accurate. Supporting geoscience, field performance, and work data are on file in their office. The qualifications of the technical person at Ryder Scott primarily responsible for overseeing the estimate of the reserves include: over 30 years of practical experience in the estimation and evaluation of petroleum reserves; a registered professional engineer in the state of Texas; a Bachelor of Science degree in Electrical Engineering; and a member in good standing of the Society of Petroleum Engineers and the Society of Petroleum Evaluation Engineers. These qualifications meet or exceed the Society of Petroleum Engineers standard requirements to be a professionally qualified Reserve Estimator and Auditor. Ryder Scott are independent petroleum engineers, geologists, geophysicists, and petrophysicists; Ryder Scott does not own an interest in these properties and are not employed on a contingent basis.
Miscellaneous
The Trustee may consult with counsel (which may include counsel to Chesapeake), accountants, tax advisors, geologists and engineers and other parties the Trustee believes to be qualified as experts on the matters for which advice is sought. The Trustee is protected for any action it takes in good faith reliance upon the opinion of the expert.
The Delaware Trustee and the Trustee may resign at any time or be removed with or without cause at any time by the vote of a majority of the outstanding Trust units (excluding common units owned by Chesapeake and its affiliates) voting in person or by proxy at a meeting of such holders at which a quorum is present; except that at any time that Chesapeake and its affiliates collectively own less than 10% of the outstanding Trust units, the standard for approval will be the vote of a majority of the Trust units, including units owned by Chesapeake, voting in person or by proxy at a meeting of such holders at which a quorum is present. Abstentions and broker non-votes shall not be deemed to be votes cast. Any successor must be a bank or trust company meeting certain requirements, including having combined capital, surplus and undivided profits of at least $20 million, in the case of the Delaware Trustee, and $100 million, in the case of the Trustee.

ITEM1A.	Risk Factors
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
In addition, Development Wells may not be successful and Chesapeake is not obligated to drill replacement wells if this occurs. Under the development agreement, Chesapeake will receive credit for drilling a Development Well if the well is drilled in the AMI and perforated horizontally for completion in the Colony Granite Wash, even if such well does not successfully produce hydrocarbons. Additionally, once Chesapeake plugs and abandons an unsuccessful Development Well, that well will be released from the Drilling Support Lien.

Prices of oil, NGL and natural gas fluctuate due to a number of factors that are beyond the control of the Trust and Chesapeake, and lower prices could reduce proceeds to the Trust, Chesapeake's economic incentive to drill and cash distributions to unitholders.
The Trust's reserves and quarterly cash distributions are highly dependent upon the prices realized from the sales of oil, NGL and natural gas. Historically, the markets for oil, NGL and natural gas have been volatile and they are likely to continue to be volatile. Wide fluctuations in oil, NGL and natural gas prices may result from relatively minor changes in the supply of and demand for natural gas and oil, market uncertainty and other factors that are beyond the control of the Trust and Chesapeake, including:

•	regional, domestic and worldwide supplies of oil, NGL and natural gas, including U.S. inventories of natural gas and oil reserves;

•	weather conditions;

•	changes in the level of consumer and industrial demand;

•	the price and availability of alternative fuels;

•	the effectiveness of worldwide conservation and environmental measures;

•	the availability, proximity and capacity of pipelines, other transportation facilities and processing facilities;

•	the level and effect of trading in commodity futures markets, including by commodity price speculators and others;

•	potential U.S. exports of oil and/or liquefied natural gas;

•	the price and level of foreign imports;

•	the nature and extent of domestic and foreign governmental regulations and taxes;

•	the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

•	political instability or armed conflict in oil and gas producing regions; and

•	domestic and global political and economic conditions.
These factors and the volatility of the energy markets make it extremely difficult to predict future oil, NGL and natural gas price movements with any certainty. For oil, from 2007 through March 10, 2014, the highest monthly NYMEX settled price was $134.62 per bbl and the lowest was $33.87 per bbl. For natural gas, from 2007 through March 10, 2014, the highest monthly NYMEX settled price was $13.11 per mmbtu and the lowest was $2.04 per mmbtu. In addition, the market price of oil, NGL and natural gas is generally higher in the winter months than during other months of the year due to increased demand for oil, NGL and natural gas for heating purposes during the winter season. Beginning in 2012, high levels of NGL and natural gas production resulted in lower prices for those commodities throughout 2012 and 2013.
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
The value of the Trust units and the amount of future cash distributions to the Trust unitholders will depend upon, among other things, the accuracy of the future production estimated to be attributable to the Royalty Interests. The future production estimates are based on estimates of reserve quantities for the Underlying Properties. It is not possible to measure underground accumulations of oil, NGL and natural gas in an exact way. The process of estimating oil, NGL and natural gas reserves is complex and involves significant decisions and assumptions associated with geological, geophysical, engineering and economic data for each well.
Actual future production attributable to the Royalty Interests, oil, NGL and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil, NGL and natural gas reserves most likely will vary from these estimates. Such variations may be significant and could materially affect reserve estimates. Ultimately, actual production and revenues for the Underlying Properties could be materially less than estimated amounts. Petroleum engineers are required to make subjective estimates of underground accumulations of oil, NGL and natural gas based on factors and assumptions that include:

•	assumptions required by the SEC;

•	historical production from the area compared with production rates from other producing areas;

•	oil, NGL and natural gas prices, production levels, btu content, operating expenses, transportation costs, production and excise taxes and capital expenditures; and

•	the assumed effect of governmental regulation.
Changes in these assumptions or actual production expenses incurred and results of actual development could materially decrease reserve estimates.
Reserve estimates for fields that do not have a lengthy production history are less reliable than estimates for fields with lengthy production histories. A lack of production history may contribute to inaccuracy in estimates of proved reserves, future production rates and the timing of development expenditures. Most of the Producing Wells have been operational for a relatively short period of time and estimated total reserves vary substantially from well to well and are not directly correlated to perforated lateral length or completion technique. There can be no assurance that the data used in preparing these estimates can accurately predict future production. The lack of operational history for horizontal wells in the Colony Granite Wash may also contribute to the inaccuracy of estimates of proved reserves. During 2013 and 2012, the Trust recorded significant downward reserve revisions primarily due to current results being below expectations, primarily as a result of higher-than-expected pressure depletion within certain areas of the AMI. Future negative well performance or lower expected ultimate recovery could lead to further downward adjustments to our reserve estimates. A material and adverse variance of actual production, revenues and expenditures from those underlying reserve estimates, would have a material adverse effect on the financial condition, results of operations and cash flows of the Trust and would reduce cash distributions to Trust unitholders.
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
Pursuant to the terms of the development agreement, Chesapeake is obligated to drill and complete, or participate as a non-operator in the drilling and completion of, the Development Wells at its own expense. Chesapeake expects to operate 100% of the remaining Development Wells until the completion of its drilling obligation. As of March 10, 2014, Chesapeake operates 95% of the Producing Wells and completed Development Wells. The conveyances provide that Chesapeake is obligated to market, or cause to be marketed, the oil, NGL and natural gas production related to the Underlying Properties. Due to the Trust's reliance on Chesapeake to fulfill these obligations, the value of the Royalty Interests and its ultimate cash available for distribution is highly dependent on Chesapeake's performance.

Chesapeake's ability to perform these obligations will depend on its future financial condition, economic performance and access to capital, which in turn will depend upon the supply and demand for oil, NGL and natural gas, prevailing economic conditions and financial, business and other factors, many of which are beyond Chesapeake's control.
If Chesapeake were to default on its obligation to drill the Development Wells, the Trust would be able to foreclose on the Drilling Support Lien to the extent of Chesapeake's remaining interests in the undeveloped portions of the AMI, file a lawsuit to collect money damages from Chesapeake and pursue other available legal remedies against Chesapeake. However, the Trust is not permitted to obtain specific performance from Chesapeake of its drilling obligation and the maximum amount the Trust can recover in a foreclosure or other action is limited to approximately $67.1 million as of March 10, 2014, which is the estimated amount of the Trust's share of the costs of drilling the remaining Development Wells and is not indicative of the total costs that will actually be incurred in drilling those wells. The maximum amount that the Trust can recover will be reduced proportionately as each Development Well is completed and released from the Drilling Support Lien and will not be adjusted for general inflation or inflation in oilfield service costs. There can be no assurance that the value of Chesapeake's interests in the undeveloped portions of the AMI secured by the Drilling Support Lien will be equal to the amount recoverable at any given time, and such interests may be worth considerably less. The process of foreclosing on such collateral may be expensive and time-consuming and delay the drilling and completion of the Development Wells; such delays and expenses would reduce Trust distributions by reducing the amount of proceeds available for distribution and may result in the loss of acreage due to leasehold expirations. Any amounts actually recovered in a foreclosure action would be applied to completion of Chesapeake's drilling obligation, would not result in any distribution to the Trust unitholders and may be insufficient to drill the number of wells needed for the Trust to realize the full value of the Royalty Interests in Development Wells. Furthermore, the Trust would have to seek a new party to perform the drilling and operations of the wells. The Trust may not be able to find a replacement driller or operator, and it may not be able to enter into a new agreement with such replacement party on favorable terms within a reasonable period of time. As long as the Royalty Interests are pledged as collateral to the Trust's derivative counterparty, the Trust's arranging for a replacement driller or operator may be more difficult or impossible. In such an event, the production from the Trust's properties would decline and such decline may trigger a foreclosure on the Royalty Interests by the derivative counterparty. The possibility of this foreclosure could deter the Trust from exercising its right to foreclose on the Drilling Support Lien.
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
In the event of a bankruptcy of Chesapeake or the wholly owned subsidiaries of Chesapeake that conveyed the Royalty Interests to the Trust, the Trust could lose the value of all of the Royalty Interests if a bankruptcy court were to hold that the Royalty Interests constitute an asset of the bankruptcy estate. Chesapeake and the Trust believe that the Royalty Interests would not be included in any such bankruptcy estate because the recordation of the conveyance of the Royalty Interests in the appropriate real property records in Oklahoma will constitute the conveyance of fully vested real property interests under Oklahoma law or interests in hydrocarbons in place or to be produced under Oklahoma law. Oklahoma law, however, is not entirely clear as to whether an overriding royalty interest is a real property interest. While the Oklahoma Supreme Court has held that royalty interests are real property interests, such cases did not expressly overturn prior Oklahoma Supreme Court cases holding that an overriding royalty interest was not necessarily a real property interest. In the event of a bankruptcy of Chesapeake or the wholly owned subsidiaries of Chesapeake that conveyed the Royalty Interests to the Trust, if a bankruptcy court held that (a) the Royalty Interests did not constitute fully vested real property interests or interests in hydrocarbons in place or to be produced or (b) the

Royalty Interests were not otherwise eligible to be excluded from the bankruptcy estate under federal bankruptcy law, the Royalty Interests may be treated as unsecured claims of the Trust against Chesapeake. If that were the case, creditors of Chesapeake would be able to claim the Royalty Interests as an asset of the bankruptcy estate to be sold to satisfy obligations to them and the Trust could lose the entire value of the Royalty Interests to senior creditors of Chesapeake.
Estimates of the target distributions to unitholders used to calculate the subordination thresholds and incentive thresholds were based on assumptions that are inherently subjective and are subject to significant business, economic, financial, legal, regulatory and competitive risks and uncertainties that could cause actual cash distributions to differ materially from those estimated.
The estimates of target distributions used to calculate the subordination thresholds and incentive thresholds were established by Chesapeake, and Chesapeake did not seek or receive an opinion or report on such estimates from any independent accountants, financial advisers or third-party reserve engineers. Such estimates were based on assumptions about drilling, production, oil, NGL and natural gas prices, hedging activities, capital expenditures, expenses, tax rates and production tax credits under state law and other matters that are inherently uncertain and are subject to significant business, economic, financial, legal, regulatory and competitive risks and uncertainties that could cause actual results to differ materially from those estimated. For example, these estimates assume that oil, NGL and natural gas production is sold at prices consistent with spot and settled NYMEX pricing for July through November 2011, monthly NYMEX forward pricing as of October 28, 2011 for the remainder of the period ending June 30, 2014 and assumed price increases after June 30, 2014 of 2.5% annually, capped at $120.00 per bbl of oil (which cap would be reached in 2025) and $7.00 per mmbtu of natural gas (which cap would be reached in 2028); however, actual sales prices may not increase at this rate or at all and may instead decline, as they have for natural gas. Additionally, these estimates assume that the Development Wells will be drilled on Chesapeake's then-anticipated schedule and the related Underlying Properties will achieve production volumes set forth in the reserve reports included in the Prospectus; however, the drilling of the Development Wells may be delayed and actual production volumes may be significantly lower. Further, after wells are completed, production operations may be curtailed, delayed or terminated as a result of a variety of risks and uncertainties, including those described above under "Drilling for and producing oil, NGL and natural gas on the Underlying Properties are high risk activities with many uncertainties that could delay the anticipated drilling schedule for the Development Wells and adversely affect future production from the Underlying Properties. Any such delays or reductions in production could decrease cash available for distribution to unitholders."
Furthermore, neither the target distribution nor the subordination threshold for each quarter during the subordination period necessarily represents the actual cash distributions Trust unitholders will receive, as evidenced by recent distributions to common unitholders that have been below the subordination threshold. To the extent actual production volumes or sales prices of oil, NGL and natural gas continue to be lower than the assumptions used to generate the target distributions, the actual distributions Trust unitholders receive are expected to be lower than the target distribution and the subordination threshold for the applicable quarter. A cash distribution to Trust unitholders below the target distribution amount or the subordination threshold may materially adversely affect the market price of the Trust units.
The subordination of certain Trust units held by Chesapeake does not assure that Trust unitholders will in fact receive any specified return on investment in the Trust.
Although Chesapeake will not be entitled to receive any distribution on its subordinated units unless there is enough cash for all of the common units to receive a distribution equal to the subordination threshold for such quarter, the subordinated units constitute only a 25% interest in the Trust, and this feature does not guarantee that common units will receive a distribution equal to the subordination threshold, or any distribution at all. Additionally, the subordination period will terminate and the subordinated units will convert into common units at the end of the fourth full calendar quarter following Chesapeake's completion of its drilling obligation. Depending on the prices at which Chesapeake is able to sell volumes attributable to the Trust, the common units may continue to receive a distribution that is below the subordination threshold.
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
Pursuant to the development agreement between Chesapeake and the Trust, Chesapeake is obligated to drill and complete, or cause to be drilled and completed, the equivalent of 118 Development Wells in the AMI, of which approximately 87.9 Development Wells (as calculated under the development agreement) had been drilled and completed as of March 10, 2014. Chesapeake has drilled, or caused to be drilled, two additional wells in the AMI that are awaiting completion as of March 10, 2014. Chesapeake owns a majority working interest in 100% of the locations on which it expects to drill the remaining Development Wells, and it expects to operate such wells during the subordination period. In order to satisfy its drilling obligation, Chesapeake may rely upon third-party operators to drill some of the Development Wells. A significant portion of these wells may be drilled by a single third-party operator. The ability of third-party operators to help Chesapeake meet the drilling obligation will depend on those operators' future financial condition and economic performance and access to capital, which, in turn, will depend upon the supply and demand for oil and natural gas, prevailing economic conditions and financial, business and other factors. The failure of an operator to adequately perform operations could reduce production from the Underlying Properties and the cash available for distribution to Trust unitholders. Chesapeake may be provided little or no notice by these operators that they are failing to drill the Development Wells in accordance with pre-existing schedules.
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
For those Development Wells where Chesapeake is the operator, Chesapeake may rely on third-party service providers to conduct the drilling operations.
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
The Underlying Properties’ operations may be adversely affected by oilfield services shortages, pipeline and gathering system capacity constraints and various transportation interruptions.
Chesapeake relies heavily on third parties to meet its oil, NGL and natural gas gathering demand for products from the Underlying Properties following the sale of substantially all of its midstream business and most of its gathering assets in 2012 and 2013. Capital constraints could limit the construction of new pipelines and gathering systems by third parties. Until this new capacity is available, Chesapeake may experience delays in producing and selling oil, NGL and natural gas from the Underlying Properties. In such event, Chesapeake might have to shut in the Development Wells awaiting a pipeline connection or capacity and/or sell oil, NGL or natural gas production at significantly lower prices than those quoted on NYMEX or than Chesapeake currently projects, which would adversely affect the Trust's results of operations.
Additionally, a portion of the Trust’s oil, NGL and natural gas production may be interrupted, or shut in, from time to time for numerous reasons, including weather conditions, accidents, loss of pipeline or gathering system access, field labor issues or strikes.
Due to the Trust's lack of industry and geographic diversification, adverse developments in the Trust's existing area of operation could adversely impact its financial condition, results of operations and cash flows and reduce its ability to make distributions to the unitholders.
The Underlying Properties are operated for oil, NGL and natural gas production and are focused exclusively in the Colony Granite Wash in Washita County in the Anadarko Basin of western Oklahoma. This concentration could disproportionately expose the Trust's interests to operational and regulatory risk in that area. Due to the lack of diversification in industry type and location of the Trust's interests, adverse developments in the oil, NGL and natural gas markets or the area of the Underlying Properties, including, for example, transportation or treatment capacity constraints, curtailment of production or treatment plant closures for scheduled maintenance, could have a significantly greater impact on the Trust's financial condition, results of operations and cash flows than if the Royalty Interests were more diversified.
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
Trust unitholders have no voting rights with respect to Chesapeake securities and will have no managerial, contractual or other ability to influence Chesapeake's activities or operations of the Underlying Properties. In addition, some of the Development Wells will be operated by third parties unrelated to Chesapeake. Such third party operators may not have the operational expertise of Chesapeake within the AMI. Oil and natural gas properties are typically managed pursuant to an operating agreement among the working interest owners in the properties. The typical operating agreement contains procedures whereby the owners of the aggregate working interest in the property designate one of the interest owners to be the operator of the property. Under these arrangements, the operator is typically responsible for making all decisions relating to drilling activities, sale of production, compliance with regulatory requirements and other matters that affect the property. Neither the Trustee nor the Trust unitholders have any contractual ability to influence or control the field operations of, sales of oil, NGL and natural gas from, or future development of, the Underlying Properties.
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
The Trust hedged approximately 50% of the expected oil and NGL production and approximately 37% of the Trust's expected revenues (based on NYMEX strip oil prices as of October 28, 2011) for the production periods from

October 1, 2011 through September 30, 2015 under its derivative contracts. To the extent oil production falls below the hedged oil volume, the derivative contracts will also cover NGL production. Such estimated production will be hedged using a conversion ratio of one barrel of NGL to 49.2% of a barrel of oil. Since late 2011, NGL prices have decreased relative to oil prices. To the extent oil and NGL prices are not correlated, the derivative arrangements will not effectively mitigate the price risk of the Trust's NGL production. Except in limited circumstances involving the restructuring of existing derivative contracts, the remaining estimated production of oil and NGL and all production of natural gas from October 1, 2011 through September 30, 2015 will not be hedged and the Trust will not have the ability to enter into additional derivative contracts, terminate existing derivative contracts or hedge production beyond September 30, 2015. With respect to unhedged volumes and periods, the Trust will not be protected against the price risks inherent in holding interests in oil, NGL and natural gas, commodities that are frequently characterized by significant price volatility. Furthermore, while the use of derivative contracts limits the downside risk of price declines, they may also limit the Trust's ability to benefit from increases in oil and NGL prices above the fixed price of the derivative contract on the portion of the production attributable to the Royalty Interests that is hedged.
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
Under the derivative contracts, with respect to each six-month period ending June 30 and December 31 during the term of the derivative contracts, the Trust is required to deliver to the counterparty and the collateral agent under the derivative contracts an independent reserve engineers' report and a report that sets forth certain information regarding the Development Wells drilled and completed as of the end of such six-month period. The obligations to the counterparty under the derivative contracts are secured by the Royalty Interests. Subject to any applicable notice and cure periods, if, among other things, the Trust or Chesapeake is in material default of the payment or reporting requirements set forth in the derivative contracts, or becomes subject to bankruptcy proceedings or the Trust becomes subject to certain change of control transactions, the counterparty may foreclose on the lien on the Royalty Interests. Following foreclosure by the counterparty, the counterparty may not be able to secure a replacement operator and any amounts recovered in such foreclosure action would not result in any distribution to the Trust unitholders. Even if such foreclosure is solely a result of Chesapeake's action or omission, the Trust may have no remedy against Chesapeake. Such foreclosure would have a material adverse effect on the Trust's results of operations and ability to make distributions.
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

•
Following the satisfaction of its drilling obligation to the Trust, Chesapeake may, without the consent or approval of the Trust unitholders, sell all or any part of its retained interest in the Underlying Properties, subject to and burdened by the Royalty Interests. Although Chesapeake must require any purchaser of its retained interest in the Underlying Properties to assume Chesapeake's obligations with respect to those properties, such sale may not be in the best interests of the Trust and the Trust unitholders. Any purchaser may lack Chesapeake's experience in the Colony Granite Wash or its creditworthiness.

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
Oil and natural gas operations are subject to many risks, including well blowouts, cratering and explosions, pipe failures, fires, formations with abnormal pressures, uncontrollable flows of natural gas, oil, brine or well fluids and other environmental hazards and risks. Some of these risks or hazards could materially and adversely affect Chesapeake's revenues and expenses by reducing or shutting in production from wells, loss of equipment or otherwise negatively impacting the projected economic performance of its prospects. A temporary or permanent halt of the production and sales of oil, NGL and natural gas at any of the Underlying Properties could also reduce Trust distributions by reducing the amount of proceeds available for distribution.
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
There is an inherent risk of incurring significant environmental costs and liabilities in Chesapeake's operations due to the use, generation, handling and disposal of materials, including wastes, petroleum hydrocarbons and other chemicals. Chesapeake may incur joint and several, strict liability under applicable federal and state environmental laws in connection with releases of petroleum hydrocarbons and other hazardous substances at, on, under or from its leased or owned properties, some of which have been used for oil and natural gas exploration and production activities for a number of years, often by third parties not under its control. Chesapeake also could incur material fines, penalties and government or third-party claims as a result of violations of, or liabilities under, applicable environmental laws and regulations. For non-operated properties, Chesapeake is dependent on the operator for operational and regulatory compliance.
Chesapeake maintains policies of insurance that it believes are customary in the industry, including a $75 million control of well policy that insures against certain sudden and accidental risks associated with drilling, completing (including hydraulic fracturing) and operating its wells. Chesapeake also carries a $460 million comprehensive general liability umbrella policy and a $150 million pollution liability policy. Chesapeake's insurance policies provide for customary deductibles (generally ranging from $1.0 million to $5.0 million), and there is no assurance that these policies will provide complete coverage against all operational risks. In addition, these policies do not cover penalties or fines that may be assessed by a governmental authority. If Chesapeake experiences any of the problems described above and its insurance policies do not provide adequate coverage, its ability to conduct operations and perform its obligations to the Trust could be adversely affected. Moreover, these policies also cover properties and operations of Chesapeake unrelated to the Underlying Properties and the Trust. To the extent proceeds from such policies are used to cover losses in Chesapeake's other operations, such coverage may not be available to cover losses relating to the Trust. Additionally, Chesapeake is not obligated to the Trust to maintain any particular types or amounts of insurance, and insurance may not be commercially available at the levels indicated above at all times during the life of the Trust. If a well is damaged, Chesapeake would have no obligation to drill a replacement well or otherwise compensate the Trust for the loss. The Trust does not have insurance or indemnification to protect against losses or delays in receiving proceeds from such events. Finally, in the future, Chesapeake may not be able to obtain insurance at premium levels that Chesapeake believes justifies its purchase.
The ability of the Underlying Properties to produce oil, NGL and natural gas economically and in commercial quantities could be impaired if Chesapeake is unable to acquire adequate supplies of water for its drilling operations or is unable to dispose of or recycle the water it uses economically and in an environmentally safe manner.
Development activities on the Underlying Properties require the use of water. For example, the hydraulic fracturing process that Chesapeake employs to produce commercial quantities of oil and natural gas from many reservoirs requires the use and disposal of significant quantities of water. In the AMI, there is insufficient local aquifer capacity to provide a source of water for drilling activities. Water must be obtained from other sources and transported to the drilling site. Chesapeake’s inability to secure sufficient amounts of water, or to dispose of or recycle the water used in its operations, could adversely impact development of the Underlying Properties. Moreover, the imposition of new environmental initiatives and regulations could include restrictions on Chesapeake’s ability to conduct certain operations such as hydraulic fracturing or disposal of waste, including, but not limited to, produced water, drilling fluids and other materials associated with the exploration, development or production of natural gas and oil.
Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.
Several states are considering adopting, and some states have already passed, regulations that could impose more stringent permitting, public disclosure, and/or well construction requirements on hydraulic fracturing operations. For example, Pennsylvania is currently considering proposed regulations applicable to surface use at oil and gas well sites, including new secondary containment requirements and an abandoned and orphaned well identification program that would require operators to remediate any such wells that are damaged during current hydraulic fracturing operations. In addition to state laws, some local municipalities have adopted or are considering adopting land use restrictions, such as city ordinances, that may restrict or prohibit the performance of well drilling in general and/or hydraulic fracturing in particular. There are also certain governmental reviews either underway or being proposed that focus on deep shale and other formation completion and production practices, including hydraulic fracturing. Depending on the outcome of these studies, federal and state legislatures and agencies may seek to further regulate such activities. Certain environmental and other groups have also suggested that additional federal, state and local laws and regulations may be needed to more closely regulate the hydraulic fracturing process.
We cannot predict whether additional federal, state or local laws or regulations applicable to hydraulic fracturing will be enacted in the future and, if so, what actions any such laws or regulations would require or prohibit. If additional levels of regulation or permitting requirements were imposed on hydraulic fracturing operations, Chesapeake's business and operations could be subject to delays, increased operating and compliance costs and process prohibitions.
Federal regulatory initiatives relating to air emissions could result in increased costs and additional operating restrictions or delays.
The EPA has published New Source Performance Standards (NSPS) and National Emissions Standards for Hazardous Air Pollutants (NESHAP) that amended existing NSPS and NESHAP standards for oil and gas facilities and created new NSPS standards for oil and gas production, transmission and distribution facilities. The EPA announced in 2013 that it would reexamine and reissue these rules over the next three years. It has issued updated rules regarding storage tanks, and additional rules are expected, but the outcome of this process remains uncertain. In addition, the EPA has issued rules requiring monitoring and reporting of greenhouse gas emissions from petroleum and natural gas systems. Chesapeake, along with other industry groups, filed suit challenging certain provisions of these rules, but the outcome of the challenge is uncertain and may impact Chesapeake’s reporting obligations. The EPA is also conducting a review of the National Ambient Air Quality Standards for ozone, which could result in more stringent air emissions standards applicable to Chesapeake’s operations. An expected completion date for that review is not currently known.
Potential legislative and regulatory actions directed at climate change could increase Chesapeake's costs, and adversely affect the demand for oil, NGL and natural gas
Various state governments and regional organizations are considering enacting new legislation and promulgating new regulations governing or restricting the emission of greenhouse gases from stationary sources such as Chesapeake's equipment and operations. At the federal level, the EPA has already made findings and issued regulations that require Chesapeake to establish and report an inventory of greenhouse gas emissions. Legislative and regulatory proposals for restricting greenhouse gas emissions or otherwise addressing climate change could require Chesapeake to incur additional operating costs and could adversely affect demand for oil, NGL and natural gas. The potential increase in operating costs could include new or increased costs to obtain permits, operate and maintain equipment and facilities, install new emission controls on equipment and facilities, acquire allowances to authorize its greenhouse gas emissions, pay taxes related to greenhouse gas emissions and administer and manage a greenhouse gas emissions program. Even without federal legislation or regulation of greenhouse gas emissions, states may pursue the issue either directly or indirectly. Restrictions on emissions of methane or carbon dioxide that may be imposed in various states could adversely affect the oil and natural gas industry. Moreover, incentives to conserve energy or use alternative energy sources as a means of addressing climate change could reduce demand for oil, NGL and natural gas.
If the Trust should need to restructure its derivative contracts, OTC derivatives regulation could increase the costs of restructuring and potentially have other adverse effects.
In July of 2010, the U.S. Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), which contains measures aimed at migrating over-the-counter (OTC) derivative markets to exchange-traded and cleared markets. Certain companies that use derivatives to hedge commercial risk, referred to as end-users, are permitted to continue to use OTC derivatives under newly adopted regulations. Chesapeake maintains an active price and basis risk management program related to the natural gas and oil it produces for its own account in order to manage the impact of low commodity prices and to predict future cash flows with greater certainty. Chesapeake used the OTC market for its fixed price oil swaps contracts that were novated to the Trust. Although the Trust is not permitted to enter into any new derivative contracts and may restructure its existing derivative contracts only in limited circumstances where production falls below hedged volumes, the Dodd-Frank Act and the rules and regulations promulgated thereunder could significantly increase the cost of restructuring the Trust's existing derivative contracts (including through requirements to post collateral which could adversely affect available liquidity of the Trust), reduce the Trust's ability to monetize or restructure its existing derivative contracts and increase the Trust's exposure to less creditworthy counterparties.
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
The anticipated after-tax economic benefit of an investment in the Trust units depends largely on the Trust being treated as a partnership for U.S. federal income tax purposes. The Trust has not requested, and does not plan to request, a ruling from the IRS on this or any other tax matter affecting it.
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
If the Trust were treated as a corporation for U.S. federal income tax purposes, it would pay federal income tax on its taxable income at the corporate tax rate, which is currently a maximum of 35%, and would likely be required to pay state income tax on its taxable income at the corporate tax rate in Oklahoma. Distributions to Trust unitholders would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to Trust unitholders without first being subjected to taxation at the entity level. Because a tax would be imposed upon the Trust as a corporation, its cash available for distribution to Trust unitholders would be substantially reduced. In addition, changes in current state law may subject the Trust to additional entity-level taxation by individual states. Because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. Imposition of any such taxes may substantially reduce the cash available for distribution to Trust unitholders. Therefore, if the Trust were treated as a corporation for U.S. federal income tax purposes or otherwise subjected to a material amount of entity-level taxation, there would be a material reduction in the anticipated cash flow and after-tax return to the Trust unitholders, likely causing a substantial reduction in the value of the Trust units.
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
In taxable years beginning after December 31, 2012, an individual having adjusted gross income in excess of $200,000 (or $250,000 for married taxpayers filing joint returns) is subject to the Net Investment Income Tax of 3.8% on the lesser of such excess or the individual's net investment income. For these purposes, net investment income generally includes interest income and royalty income derived from the Trust units as well as any net gain from the disposition of Trust units. In addition, beginning January 1, 2013, the highest marginal U.S. federal income tax rate applicable to ordinary income and long-term capital gains of individuals is 39.6% and 20%, respectively. It has been assumed that the effective rate of production tax on the oil, NGL and natural gas attributable to the Trust will be approximately 2.0% for the first four years of production for each well, and approximately 7.0% thereafter. Moreover, these rates are subject to change by new legislation at any time.
Current law may change so as to cause the Trust to be treated as a corporation for U.S. federal income tax purposes or otherwise subject the Trust to entity-level taxation. Specifically, the present U.S. federal income tax treatment of publicly traded partnerships, including the Trust, or an investment in the Trust units may be modified by administrative, legislative or judicial interpretation at any time. For example, from time to time, legislation is proposed that would affect partnership tax treatment for certain publicly traded partnerships. Any modification to the U.S. federal income tax laws and interpretations thereof could make it more difficult or impossible to meet the requirements for the Trust to be treated as a partnership for U.S. federal income tax purposes. Moreover, any modification to the U.S. federal income tax laws and interpretations thereof may be applied retroactively. The Trust is unable to predict whether any of these changes or any other proposals will ultimately be enacted. Any such legislation would likely also affect the Trust tax treatment for state tax purposes and could negatively impact the value of an investment in Trust units.

If the IRS contests the tax positions the Trust takes, the value of the Trust units may be adversely affected, the cost of any IRS contest will reduce the Trust's cash available for distribution to Trust unitholders.
The Trust has not requested a ruling from the IRS with respect to its treatment as a partnership for U.S. federal income tax purposes or any other matter affecting the Trust. The IRS may adopt positions that differ from the conclusions of the Trust's counsel expressed in the federal income tax considerations section in the prospectus or form the positions the Trust takes. It may be necessary to resort to administrative or court proceedings to attempt to sustain some or all of the conclusions of the Trust's counsel or the positions the Trust takes. A court may not agree with some or all of the conclusions of the Trust's counsel or the positions the Trust takes. Any contest with the IRS may materially and adversely impact the market for the Trust units and the price at which they trade. In addition, the Trust's costs of any contest with the IRS will be borne indirectly by the Trust unitholders because the costs will reduce the Trust's cash available for distribution.
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
Tax-exempt entities and non-U.S. persons face unique tax issues from owning the Trust units that may result in adverse tax consequences to them.
Investment in Trust units by tax-exempt entities, such as individual retirement accounts (known as IRAs), and non-U.S. persons raises issues unique to them. For example, some of the Trust income allocated to organizations exempt from United States federal income tax, including IRAs and other retirement plans, may be unrelated business taxable income which would be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons may be required to file U.S. federal income tax returns and pay tax on their share of the Trust's taxable income or proceeds from the sale of Trust units.
The Trust will treat each purchaser of Trust units as having the same economic attributes without regard to the actual Trust units purchased. The IRS may challenge this treatment, which could adversely affect the value of the Trust units.
Due to a number of factors, including the Trust's inability to match transferors and transferees of Trust units, the Trust has adopted positions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely alter the tax effects of an investment in Trust units. It also could affect the timing of these tax benefits or the amount of gain from the sale of Trust units by Trust unitholders and could have a negative impact on the value of the Trust units or result in audit adjustments to Trust unitholders tax returns.
The Trust prorates its items of income, gain, loss and deduction between transferors and transferees of the Trust units each quarter based upon the record ownership of the Trust units on the quarterly record date in such quarter, instead of on the basis of the date a particular Trust unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among the Trust unitholders.
The Trust prorates its items of income, gain, loss and deduction between transferors and transferees of the Trust units based upon the record ownership of the Trust units on the quarterly record date in such quarter instead of on the basis of the date a particular Trust unit is transferred.
The use of this proration method may not be permitted under existing Treasury Regulations, and, although the United States Treasury Department issued proposed Treasury Regulations allowing a monthly simplifying convention, such regulations are not final and do not specifically authorize the use of the proration method the Trust has adopted. If the IRS were to challenge the Trust's proration method, the Trust may be required to change its allocation of items of income, gain, loss and deduction among the Trust unitholders and the costs to the Trust of implementing and reporting under any such changed method may be significant.
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
The Trust has adopted certain valuation methodologies that may affect the income, gain, loss and deduction allocable to the Trust unitholders. The IRS may challenge this treatment, which could adversely affect the value of the Trust units.
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
The Trust will be considered to have technically terminated for U.S. federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in its capital and profits within a 12-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same Trust unit within any 12-month period will be counted only once. The Trust's termination would, among other things, result in the closing of its taxable year for all Trust unitholders, which would result in the Trust filing two tax returns (and the Trust unitholders could receive two Schedules K-1 if relief is not available) for one fiscal year. The IRS has announced a relief procedure whereby if a publicly traded partnership that has technically terminated requests and the IRS grants special relief, among other things, the partnership will be required to provide only a single Schedule K-1 to unitholders for the tax year in which the termination occurs. In the case of a unitholder reporting on a taxable year other than a calendar year ending December 31, the closing of the Trust's taxable year may also result in more than 12 months of the Trust's taxable income being includable in his taxable income for the year of termination. A technical termination would not affect the Trust's classification as a partnership for U.S. federal income tax purposes, but instead, the Trust would be treated as a new partnership for tax purposes. If treated as a new partnership, the Trust must make new tax elections and could be subject to penalties if the Trust is unable to determine that a technical termination occurred.

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
Among the proposed changes contained in President Obama's Budget Proposal for Fiscal Year 2014 is the elimination of certain key U.S. federal income tax preferences relating to oil, NGL and natural gas exploration and production. The President's budget proposes to eliminate certain tax preferences applicable to taxpayers engaged in the exploration or production of natural resources. Specifically, the budget proposes to repeal the deduction for percentage depletion with respect to wells, including interests such as the Perpetual Royalties, in which case only cost depletion would be available. These changes, if enacted, will make it more costly for Chesapeake to explore for and develop its oil and natural gas resources.

ITEM 1B.	Unresolved Staff Comments
None.

ITEM 2.	Properties
Reference is made to "Item 1 - Business," which is incorporated herein by reference.

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
Chesapeake has advised the Trustee that at this time Chesapeake has three lawsuits in process that involve properties in the AMI and have claims that exceed $100,000 individually or in aggregate. The Trust is a not a party to any such lawsuit and Chesapeake has advised the Trustee that Chesapeake is not aware of any pending or threatened lawsuit or dispute that, individually or in the aggregate, is likely to have a material adverse effect on the Trust's financial position or distributable income.

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

Common Units Representing Beneficial Interests

The common units representing beneficial interests in the Trust are listed and commenced trading on the New York Stock Exchange on November 11, 2011 under the symbol “CHKR”. The following table sets forth, for the periods indicated, the high and low sales prices per common unit as reported by the New York Stock Exchange:

	Common Units
	High	Low
First Quarter 2012 (January 1 through March 31)	$30.24	$20.78
Second Quarter 2012 (April 1 through June 30)	$26.88	$17.37
Third Quarter 2012 (July 1 through September 30)	$23.47	$19.60
Fourth Quarter 2012 (October 1 through December 31)	$21.41	$16.23
First Quarter 2013 (January 1 through March 31)	$19.15	$13.07
Second Quarter 2013 (April 1 through June 30)	$17.24	$14.10
Third Quarter 2013 (July 1 through September 30)	$16.60	$13.18
Fourth Quarter 2013 (October 1 through December 31)	$15.00	$9.90
As of December 31, 2013, 35,062,500 common units representing beneficial interests in Chesapeake Granite Wash Trust were outstanding and held by nine certified unitholders of record. Such units were issued on November 16, 2011. The following table sets forth, for the periods indicated, the common and subordinated distribution per unit:

	Distribution per Unit
	Common Unit	Subordinated Unit
First Quarter 2012	$0.7277	$0.7277
Second Quarter 2012	$0.6588	$0.6588
Third Quarter 2012	$0.6100	$0.4819
Fourth Quarter 2012	$0.6300	$0.2208
First Quarter 2013	$0.6700	$0.3772
Second Quarter 2013	$0.6900	$0.3010
Third Quarter 2013	$0.6900	$0.1432
Fourth Quarter 2013	$0.6671	$—
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
Equity Compensation Plans
The Trust does not have any employees and, therefore, does not maintain any equity compensation plans.
Recent Sales of Unregistered Securities
On November 16, 2011, in connection with the initial public offering by the Trust of its common units, Chesapeake conveyed the PDP Royalty Interest and the Development Royalty Interest to the Trust in exchange for 12,062,500 common units, 11,687,500 subordinated units and $409.7 million in cash.
Purchases of Equity Securities
None.

ITEM 6.	Selected Financial Data
Distributable Income
The following is a summary of royalty income, interest income and distributable income for the years ended December 31, 2013 and 2012 and the six months ended December 31, 2011 (in thousands except per unit amounts):

	Year Ended December 31, 2013	Year Ended December 31, 2012	Six Months Ended December 31, 2011
Royalty income	$114,010	$127,335	$29,334
Interest income	$—	$3	$2
Distributable income	$104,868	$116,510	$27,115
Distributable income per common unit	$2.7171	$2.6265	$0.5800
Distributable income per subordinated unit	$0.8214	$2.0892	$0.5800
Assets, Liabilities and Trust Corpus
The following is the balance of total assets, total liabilities and trust corpus as of December 31, 2013, 2012 and 2011 (in thousands except per unit amounts):

	December 31,
	2013	2012	2011
Total Assets	$318,288	$429,621	$483,659
Total Liabilities	$8,071	$8,084	$20,741
Trust Corpus	$310,217	$421,537	$462,918

ITEM 7.	Trustee's Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The following discussion and analysis is intended to help the reader understand the Trust's financial condition and results of operations. This discussion and analysis should be read in conjunction with the audited financial statements and the accompanying notes relating to the Trust and the Underlying Properties included in Part II, Item 8 of this Annual Report and The Underlying Properties and the Royalty Interests and Discussion and Analysis of Results from the Underlying Properties included in Part I, Item 1 of this Annual Report.
Overview
The Trust is a statutory trust formed in June 2011 under the Delaware Statutory Trust Act. The business and affairs of the Trust are managed by the Trustee and, as necessary, the Delaware Trustee. The Trust does not conduct any operations or activities other than owning the Royalty Interests and activities related to such ownership. The Trust’s purpose is generally to own the Royalty Interests, to distribute to the Trust unitholders cash that the Trust receives in respect of the Royalty Interests and the derivative contracts (described in Note 3 to the financial statements contained in Part II, Item 8 of this Annual Report) and to perform certain administrative functions in respect of the Royalty Interests and the Trust units. The Trust derives all or substantially all of its income and cash flow from the Royalty Interests and the derivative contracts. The Trust is treated as a partnership for federal income tax purposes.
Concurrent with the Trust's initial public offering in November 2011, Chesapeake conveyed the Royalty Interests to the Trust effective July 1, 2011, which included interests in (a) 69 Producing Wells in the Colony Granite Wash play and (b) 118 Development Wells that have since been or that are to be drilled in the Colony Granite Wash play on properties within the AMI. Chesapeake is obligated to drill, cause to be drilled or participate as a non-operator in the drilling of the Development Wells from drill sites in the AMI on or prior to June 30, 2016. Additionally, based on Chesapeake’s assessment of the ability of a Development Well to produce in paying quantities, Chesapeake is obligated to either complete and tie into production or plug and abandon each Development Well. As of December 31, 2013, Chesapeake had drilled and completed 75 wells within the AMI (approximately 82.4 Development Wells as calculated under the development agreement). As of March 10, 2014, Chesapeake had drilled and completed, or caused to be drilled and completed, a total of 79 wells within the AMI (approximately 87.9 Development Wells as calculated under the development agreement) and had drilled, or caused to be drilled, two additional wells within the AMI that were awaiting completion.
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
On November 16, 2011, Chesapeake novated to the Trust, and the Trust became party to, derivative contracts covering a portion of the production attributable to the Royalty Interests from October 1, 2011 through September 30, 2015. The Trust’s distributable income will include net settlements under these derivative contracts. The value of the derivative contracts as of December 31, 2013 and 2012 was a net liability of $8.1 million.
The Trust is required to make quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s administrative expenses, on or about 60 days following the completion of each calendar quarter through (and including) the quarter ending June 30, 2031. During the year ended December 31, 2013, four distributions were paid. See Liquidity and Capital Resources below and Note 7 to the financial statements contained in Part II, Item 8 of this Annual Report for more information regarding the distributions.
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
Results of Trust Operations
The quarterly payments to the Trust with respect to the Royalty Interests are based on the amount of proceeds actually received by Chesapeake during the preceding calendar quarter. Proceeds from production are typically received by Chesapeake one month after production. Due to the timing of the payment of production proceeds, quarterly distributions made by Chesapeake to the Trust will generally include royalties attributable to sales of oil, NGL and natural gas for three months, comprised of the first two months of the quarter just ended and the last month of the quarter prior to that one. Chesapeake is required to make the Royalty Interest payments to the Trust within 35 days of the end of each calendar quarter. During the year ended December 31, 2013, the Trust received payments on the Royalty Interests representing royalties attributable to proceeds from sales of oil, NGL and natural gas for September 1, 2012 through August 31, 2013. During the year ended December 31, 2012, the payments received by the Trust represented royalties attributable to proceeds from sales of oil, NGL and natural gas for September 1, 2011 through August 31, 2012. During the six months ended December 31, 2011, the payments received by the Trust represented royalties attributable to proceeds from sales of oil, NGL and natural gas for July 1, 2011 through August 31, 2011.
The Trust’s income available for distribution to unitholders in 2013 and 2012 was adversely affected by several factors. Low natural gas prices combined with stronger oil prices have resulted in an industry-wide increase in drilling activity in oil- and NGL-rich plays since 2010. The resulting increase in production volumes of NGL led to a significant decrease in the price of NGL in both absolute terms and on a relative basis compared to oil. In addition to the Trust's exposure to low prices for natural gas and NGL, the Trust experienced reduced production volumes in 2013, largely because of higher-than-expected pressure depletion within the AMI described below. For the quarterly production periods from July 2011 through February 2012, the Trust paid a common and subordinated unit distribution above the subordination threshold. For the quarterly production periods from March 2012 through May 2013, the Trust paid a common unit distribution at the subordination threshold and a subordinated unit distribution below the subordination threshold. For the quarterly production period from June 2013 through August 2013, the Trust paid a common unit distribution below the subordination threshold and no subordinated unit distribution was paid, and on February 7, 2014, the Trust announced that the quarterly common unit distribution for the production period from September 1, 2013 to November 30, 2013 that was paid on March 3, 2014 was below the subordination threshold and no subordinated unit distribution was paid. See Note 7 to the financial statements contained in Part II, Item 8 of this Annual Report for information regarding prior distributions paid and Note 8 to the financial statements contained in Part II, Item 8 of this Annual Report for information regarding the distribution paid on March 3, 2014 to record unitholders as of February 19, 2014. Low levels of future production will continue to reduce the Trust’s revenues and distributable income available to unitholders and likely result in continued distributions to common unitholders below the subordination threshold. When a quarterly cash distribution in respect of the common units is lower than the applicable subordination threshold, the common units will not be entitled to receive any additional distributions nor will the units be entitled to arrearages in any future quarter.
During the year ended December 31, 2013, the Trust recognized an aggregate of $50.7 million in impairments of the Royalty Interests primarily due to lower proved reserve quantities resulting from higher-than-expected pressure depletion within certain areas of the AMI. This pressure depletion has resulted in lower initial production rates and lower expected ultimate recovery in some recent Development Wells. See Note 2 to the financial statements contained in Part II, Item 8 of this Annual Report for further discussion of the impairments. In addition, during the year ended December 31, 2013, Chesapeake informed the Trust that it is performing additional testing and scientific analysis of the Colony Granite Wash reservoir in an effort to potentially enhance the value of the remaining Development Wells by optimizing well spacing and interval selections. Chesapeake reduced its operated rig count in the AMI from four rigs to two rigs in August 2013, which allows more time to apply well performance analysis from well to well as Chesapeake's drilling program progresses at a slower pace.
At this time, Chesapeake is unable to predict how long its operated rig count will remain at two rigs or the outcome of its additional testing and analysis, including any potential improvement in Development Well drilling performance or the potential effects on future distributions to common unitholders. The operated rig count reduction will decrease the rate at which royalty income from the remaining Development Wells becomes available to the Trust for distribution to unitholders, and if well performance does not improve, the Trust's revenues and distributable income available to unitholders will be reduced further, contributing to continued distributions to common unitholders below the subordination threshold. Decreased well performance or lower expected ultimate recovery may also lead to further impairments of the Royalty Interests.
Distributable Income.  The Trust's distributable income was $104.9 million for the year ended December 31, 2013. This compares to $116.5 million for the year ended December 31, 2012. The decrease from 2012 to 2013 was primarily due to the decrease in the average realized prices received from sales of oil and NGL and lower than expected initial production rates from Development Wells completed in the production period from September 1, 2012 to August 31, 2013 ("2013 production period") as compared to the production period from September 1, 2011 to August 31, 2012 ("2012 production period"). These decreases were partially offset by an increase in the price received for natural gas for the 2013 production period compared to the 2012 production period. Distributable income paid to the Trust unitholders during the six months ended December 31, 2011 and attributable to production from July 1, 2011 to August 31, 2011 ("2011 production period") was $27.1 million, which included a $1.3 million reduction for Trust administrative expenses and a cash reserve for the payment of future Trust administrative expenses. The $89.4 million increase in the Trust's distributable income for the 2012 production period as compared to the 2011 production period was a result of a full twelve months of activity in the 2012 production period compared to two months in the 2011 production period. See Royalty Income below for information regarding average prices received and sales volumes.
On a per unit basis, cash distributions during the year ended December 31, 2013 and attributable to the 2013 production period were $2.7171 per common unit and $0.8214 per subordinated unit compared to $2.6265 per common unit and $2.0892 per subordinated unit for the year ended December 31, 2012 and attributable to the 2012 production period and $0.5800 per common and subordinated unit for the six months ended December 31, 2011 and attributable to the 2011 production period. Distributable income for the production periods described above was calculated as follows:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Six Months Ended December 31, 2011
	($ in thousands, except per unit data)
Revenues:
Royalty income(1)	$114,010	$127,335	$29,334
Interest income	—	3	2
Total revenues	114,010	127,338	29,336
Expenses:
Production taxes	2,216	2,707	906
Trust administrative expenses(2)	1,439	1,732	1,315
Cash settlements on derivatives	5,487	6,389	—
Total expenses	9,142	10,828	2,221
Distributable income available to unitholders	$104,868	$116,510	$27,115

Distributable income per common unit (35,062,500 units issued and outstanding)	$2.7171	$2.6265	$0.5800
Distributable income per subordinated unit (11,687,500 units issued and outstanding)	$0.8214	$2.0892	$0.5800
 _____________________________________________________

(1)	Net of certain post-production expenses.

(2)	Includes cash reserves withheld (used).
Royalty Income.  Royalty income to the Trust for the year ended December 31, 2013, and attributable to the 2013 production period, totaled $114.0 million based upon sales of production attributable to the Royalty Interests of 544 mbbls of oil, 1,202 mbbls of NGL and 11,495 mmcf of natural gas. Total production attributable to the Royalty Interests for the 2013 production period was 3,661 mboe. Average prices received for oil, NGL and natural gas production, including the impact of certain post-production expenses and excluding production taxes, during the 2013 production period were $90.04 per bbl, $31.77 per bbl and $2.34 per mcf, respectively.
Royalty income to the Trust for the year ended December 31, 2012, and attributable to the 2012 production period, totaled $127.3 million based upon sales of production attributable to the Royalty Interests of 673 mbbls of oil, 1,234 mbbls of NGL and 12,179 mmcf of natural gas. Total production attributable to the Royalty Interests for the 2012 production period was 3,937 mboe. Average prices received for oil, NGL and natural gas production, including the impact of certain post-production expenses and excluding production taxes, during the 2012 production period were $91.65 per bbl, $35.01 per bbl and $1.84 per mcf, respectively.
Royalty income to the Trust for the six months ended December 31, 2011, and attributable to the 2011 production period, totaled $29.3 million based upon sales of production attributable to the Royalty Interests of 133 mbbls of oil, 225 mbbls of NGL and 2,172 mmcf of natural gas. Total production attributable to the Royalty Interests for the 2011 production period was 720 mboe. Average prices received for oil, NGL and natural gas production, including the impact of certain post-production expenses and excluding production taxes, during the 2011 production period were $88.26 per bbl, $46.65 per bbl and $3.26 per mcf, respectively.
Production Taxes.  Production taxes are calculated as a percentage of oil, NGL and natural gas revenues, net of any applicable tax credits. Production taxes for the year ended December 31, 2013 totaled $2.2 million, or $0.61 per boe, or approximately 2.0% of royalty income, as compared to production taxes of $2.7 million, or $0.69 per boe, or approximately 2.1% of royalty income for the year ended December 31, 2012 and $0.9 million, or $1.26 per boe, or approximately 3.1% of royalty income for the six months ended December 31, 2011. The decrease in production taxes per boe from 2012 to 2013 and from 2011 to 2012 was due to an increase in the number of wells taxed at an incentive tax rate due to horizontal well qualification.
Trust Administrative Expenses. Trust administrative expenses, including cash reserves, for the year ended December 31, 2013 totaled $1.4 million as compared to $1.7 million for the year ended December 31, 2012 and $1.3 million for the six months ended December 31, 2011. Trust administrative expenses primarily consist of the administrative fees paid to the Trustees and Chesapeake and costs for accounting and legal services. Administrative expenses for 2011 included an additional $1.0 million to establish an initial cash reserve.
Cash Settlements on Derivatives.  The Trust records gains or losses from the derivative contracts when proceeds are received or payments are made, respectively. Swaps covering the 2013 production period were settled, during the year ended December 31, 2013, with proceeds from royalty income for the 2013 production period. Total losses during the year ended December 31, 2013 were $5.5 million. Swaps covering the 2012 production period were settled, during the year ended December 31, 2012, with proceeds from royalty income for the 2012 production period. Total losses during the year ended December 31, 2012 were $6.4 million. There were no such cash settlements during the six months ended December 31, 2011.
Impairments of Royalty Interests. During the year ended December 31, 2013, the Trust recognized an aggregate of $50.7 million in impairments of the Royalty Interests. The impairments were the result of downward reserve revisions attributable to 2013 production being below expectations, primarily as a result of higher-than-expected pressure depletion within some areas of the AMI. This has resulted in lower initial production rates and lower expected ultimate recovery in certain recent development wells. The impairment resulted in a non-cash charge to the Trust corpus and did not affect the Trust's distributable income. There were no such impairments for the year ended December 31, 2012 or the six months ended December 31, 2011.
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
The Trust is required to make quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s administrative expenses, on or about 60 days following the completion of each calendar quarter through (and including) the quarter ending June 30, 2031. During the year ended December 31, 2013, four distributions were paid. The 2013 fourth quarter distribution of $0.6671 per common unit, consisting of proceeds attributable to production from June 1, 2013 through August 31, 2013, was made on November 29, 2013 to record unitholders as of November 19, 2013. There was no distribution for the subordinated units for the 2013 fourth quarter. The 2013 third quarter distribution of $0.6900 per common unit and $0.1432 per subordinated unit, consisting of proceeds attributable to production from March 1, 2013 to May 31, 2013, was made on August 29, 2013 to record unitholders as of August 19, 2013. The 2013 second quarter distribution of $0.6900 per common unit and $0.3010 per subordinated unit, consisting of proceeds attributable to production from December 1, 2012 through February 28, 2013, was made on May 31, 2013 to record unitholders as of May 21, 2013. The 2013 first quarter distribution of $0.6700 per common unit and $0.3772 per subordinated unit, consisting of proceeds attributable to production from September 1, 2012 through November 30, 2012, was made on March 1, 2013 to record unitholders as of February 19, 2013.

The following is a summary of distributable income, distributable income per common unit and distributable income per subordinated unit by quarter for the years ended December 31, 2013 and 2012 and the six months ended December 31, 2011 (in thousands except per unit amounts):

2013	Q1	Q2	Q3	Q4	Total
Distributable income	$27,900	$27,711	$25,867	$23,390	$104,868
Distributable income per common unit	$0.6700	$0.6900	$0.6900	$0.6671	$2.7171
Distributable income per subordinated unit	$0.3772	$0.3010	$0.1432	$—	$0.8214

2012	Q1	Q2	Q3	Q4	Total
Distributable income	$34,019	$30,801	$27,020	$24,670	$116,510
Distributable income per common unit	$0.7277	$0.6588	$0.6100	$0.6300	$2.6265
Distributable income per subordinated unit	$0.7277	$0.6588	$0.4819	$0.2208	$2.0892

2011	Q3	Q4	Total
Distributable income	$—	$27,115	$27,115
Distributable income per common unit	$—	$0.5800	$0.5800
Distributable income per subordinated unit	$—	$0.5800	$0.5800
On February 7, 2014, the Trust declared a cash distribution of $0.6624 per common unit, which was $0.0276 below the applicable subordination threshold of $0.6900, and no distribution was declared for the subordinated units. The common unit distribution consisted of proceeds attributable to production from September 1, 2013 to November 30, 2013. The distribution was paid on March 3, 2014 to record unitholders as of February 19, 2014. The Trust's quarterly income available for distribution was $0.4968 per unit, which was $0.1932 below the subordination threshold. See Note 8 to the financial statements contained in Part II, Item 8 of this Annual Report for additional information regarding the distribution paid on March 3, 2014 to record unitholders as of February 19, 2014.
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
Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including cash reserves) is not sufficient to pay the Trust’s ordinary course expenses as they become due, Chesapeake will loan funds to the Trust necessary to pay such expenses. Any funds loaned by Chesapeake pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness for borrowed money of the Trust. If Chesapeake loans funds pursuant to this commitment, unless Chesapeake agrees otherwise, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. There were no loans outstanding as of December 31, 2013 or 2012.
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
Contractual Obligations
As of December 31, 2013, the Trust had no obligations or commitments to make future contractual payments other than the Trustee administrative fee, administrative services fee, the collateral agent fee and the Delaware Trustee administrative fee payable to the Trustee, Chesapeake and Wells Fargo Bank, N.A., as collateral agent under the derivative contracts and the Delaware Trustee, respectively.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations:	($ in thousands)
Trustee administrative fee	$3,063	$175	$350	$350	$2,188
Chesapeake administrative services fee	3,500	200	400	400	2,500
Wells Fargo collateral agent fee(1)	46	23	23	—	—
Delaware Trustee administrative fee	35	2	4	4	25
Total contractual obligations	$6,644	$400	$777	$754	$4,713
 ___________________________________________________

(1)	Collateral agent fee extends only through September 30, 2015.
The Trust is obligated to make quarterly cash distribution of substantially all of its cash receipts, after deducting the Trust's expenses, approximately 60 days following the completion of each calendar quarter through, and including, the quarter ending June 30, 2031.
Critical Accounting Policies and Estimates
Basis of Accounting. Financial statements of the Trust differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as the Trust records revenues when received and expenses when paid and may also establish certain cash reserves for contingencies that would not be accrued in financial statements prepared in accordance with GAAP. This non-GAAP, comprehensive basis of accounting corresponds to the accounting principles permitted for royalty trusts by the Securities and Exchange Commission (“SEC”) as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts. The Trust's financial statements as of December 31, 2013 and 2012 have been prepared by the Trust in accordance with the accounting policies noted below.
Investment in Royalty Interests. The conveyance of the Royalty Interests to the Trust was accounted for as a transfer of properties between entities under common control and recorded at the historical cost of Chesapeake (“Investment in Royalty Interests”), which was based on an allocation of the historical net book value of Chesapeake's full cost pool according to the fair value of the Royalty Interests relative to the fair value of Chesapeake's proved reserves. The carrying value of the Trust's Investment in Royalty Interests will not necessarily be indicative of the fair value of such Royalty Interests.
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
Use of Estimates. The preparation of financial statements requires the Trust to make estimates and assumptions that affect the reported amounts of assets, liabilities and Trust corpus during the reporting period. Significant estimates that impact the Trust's financial statements include estimates of proved oil, NGL and natural gas reserves, which are used to compute the Trust's amortization of Investment in Royalty Interests and, as necessary, to evaluate potential impairment of Investment in Royalty Interests and determine the fair value of derivatives. Actual results could differ from those estimates.
Derivatives. To mitigate a portion of the exposure to adverse market changes of oil and NGL prices, the Trust is party to derivative contracts with its derivative counterparty. See Note 3 to the financial statements contained in Part II, Item 8 of this Annual Report for further discussion of the derivative contracts currently outstanding.
The Trust records gains or losses from the derivative contracts conveyed under the derivative contracts when proceeds are received or payments are made, respectively. Additionally, changes in the fair value of the derivative contracts are accounted for as an adjustment to Trust corpus and the fair value carried on the Statements of Assets, Liabilities and Trust Corpus.
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
The discussion in this section provides information about derivative contracts between the Trust and the derivative counterparty effective October 1, 2011. The derivative contracts cover a portion of the expected production attributable to the Royalty Interests from the Producing Wells and the Development Wells through September 30, 2015. The derivative contracts are settled in cash and do not require the actual delivery of oil or NGL at settlement. The contracts are settled based upon NYMEX prices. Under the derivative contracts, the Trust receives payments directly from the counterparty and pays any amounts owed to the counterparty. The Trust does not have the ability to enter into any additional crude oil, NGL or natural gas derivative contracts, except in limited circumstances involving the restructuring of the existing oil derivatives contracts.
As of December 31, 2013, the Trust had the following crude oil derivative contracts:

	Fixed-Price Oil Swaps
Production Quarter	Volume (mbbl)	Weighted Avg. Price (per bbl)	Fair Value ($ in thousands)
Q3 2013(1)	60.5	$87.96	$(743)
Q4 2013(2)	184.2	$87.99	(2,117)
Q1 2014	179.8	$88.08	(1,791)
Q2 2014	180.3	$88.21	(1,544)
Q3 2014	178.8	$88.34	(1,123)
Q4 2014	174.3	$88.45	(700)
Q1 2015	171.0	$88.59	(307)
Q2 2015	175.4	$88.76	12
Q3 2015	153.6	$88.90	242
Total	1,457.9	$88.38	$(8,071)
 ___________________________________________________

(1)	Includes September 2013 production that was settled in February 2014.

(2)	Includes October and November 2013 production that was settled in February 2014.
To the extent expected oil production falls below the hedged oil volume, the derivative contracts will also cover expected NGL production. Such estimated production of NGL is hedged with crude oil derivative contracts using a conversion ratio of one barrel of NGL to 49.2% of one barrel of oil. In 2012 and 2013, NGL prices decreased relative to oil prices. To the extent oil and NGL prices are not correlated, the derivative contracts will not effectively mitigate the price risk of the Trust’s NGL production.
The Trust’s obligations to the counterparty under the derivative contracts are secured by liens on proved reserves attributable to the Trust’s interest in the Underlying Properties. The value of the derivative contracts as of December 31, 2013 was a net liability of $8.1 million.
Oil, NGL and Natural Gas Price Risk.  The Trust’s primary asset and source of income is the Royalty Interests, which generally entitles the Trust to receive a portion of the net proceeds from the sales of oil, NGL and natural gas from the Underlying Properties. The Trust is significantly exposed to fluctuations in the prices received for oil, NGL and natural gas produced and sold. The derivative contracts described above are designed to mitigate a portion of the variability of the prices received for the Trust’s share of oil production. The use of crude oil derivative contracts to partially mitigate the price risk of NGL production, to the extent oil production falls below the hedged oil volume, is subject to basis risk to the extent oil and NGL prices are not highly correlated.
Credit Risk. A portion of the Trust’s liquidity is concentrated in the derivative contracts described above. The use of crude oil derivative contracts exposes the Trust to credit risk from the counterparty, which has an investment grade credit rating.
Credit Risk Associated With Chesapeake.  Chesapeake’s ability to perform its obligations to the Trust will depend on its future results of operations, financial condition and liquidity, which in turn will depend upon the supply and demand for oil, NGL and natural gas, prevailing economic conditions and financial, business and other factors, many of which are beyond Chesapeake’s control.
If Chesapeake were to default on its obligation to drill the Development Wells, the Trust would be able to foreclose on the Drilling Support Lien to the extent of Chesapeake’s remaining interests in the undeveloped portions of the AMI, file a lawsuit to collect money damages from Chesapeake and pursue other available legal remedies against Chesapeake. However, the Trust is not permitted to obtain specific performance from Chesapeake of its drilling obligation and the maximum amount the Trust can recover in a foreclosure or other action was limited to approximately $67.1 million as of March 10, 2014 and will decease as the remaining Development Wells are drilled and completed.
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

Report of Independent Registered Public Accounting Firm
To the Unitholders of Chesapeake Granite Wash Trust and The Bank of New York Mellon Trust Company, N.A, Trustee:
We have audited the accompanying statements of assets, liabilities and trust corpus of Chesapeake Granite Wash Trust (the “Trust”) as of December 31, 2013 and 2012 and the related statements of distributable income and of changes in trust corpus for each of the two years in the period ended December 31, 2013 and for the six month period ended December 31, 2011. We also have audited the Trust’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Trustee is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the Trustee’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Trust’s internal control over financial reporting based on our audits (which was an integrated audit in 2013 and 2012).
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As described in Note 2, these financial statements were prepared on the modified cash basis of accounting, which is a comprehensive basis of accounting other than generally accepted accounting principles in the United States of America.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust at December 31, 2013 and 2012, and the distributable income and changes in trust corpus for each of the two years in the period ended December 31, 2013 and for the six month period ended December 31, 2011, on the basis of accounting described in Note 2. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by COSO.

/s/ PricewaterhouseCoopers LLP
Tulsa, Oklahoma

March 13, 2014

CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	December 31,
	2013	2012
	($ in thousands)
ASSETS:
Cash and cash equivalents	$1,136	$1,159

Investment in royalty interests	487,793	487,793
Less: accumulated amortization	(170,641)	(59,331)
Net investment in royalty interests	317,152	428,462
Total assets	$318,288	$429,621
LIABILITIES AND TRUST CORPUS:
Short-term derivative liability	$7,045	$3,276
Long-term derivative liability	1,026	4,808
Total liabilities	8,071	8,084
Trust corpus; 35,062,500 common units and 11,687,500 subordinated units authorized and outstanding	310,217	421,537
Total liabilities and Trust corpus	$318,288	$429,621

The accompanying notes are an integral part of these financial statements.

CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF DISTRIBUTABLE INCOME

	Year Ended December 31, 2013	Year Ended December 31, 2012	Six Months Ended December 31, 2011
	($ in thousands, except per unit data)
REVENUES:
Royalty income	$114,010	$127,335	$29,334
Interest income	—	3	2
Total revenues	114,010	127,338	29,336
EXPENSES:
Production taxes	2,216	2,707	906
Trust administrative expenses	1,439	1,732	1,315
Cash settlements on derivatives	5,487	6,389	—
Total expenses	9,142	10,828	2,221
Distributable income	$104,868	$116,510	$27,115

Distributable income per common unit (35,062,500 units)	$2.7171	$2.6265	$0.5800
Distributable income per subordinated unit (11,687,500 units)	$0.8214	$2.0892	$0.5800

CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF CHANGES IN TRUST CORPUS

	Year Ended December 31, 2013	Year Ended December 31, 2012	Six Months Ended December 31, 2011
	($ in thousands)
TRUST CORPUS: Beginning of period	$421,537	$462,918	$1
Issuance of trust units, net of issuance costs of $27,312	—	—	409,688
Cash reserve surplus (deficit)	(22)	143	1,015
Conveyance of royalty interests	—	—	487,793
Consideration for investment in royalty interests	—	—	(409,688)
Amortization of investment in royalty interests	(60,577)	(53,981)	(5,350)
Impairment of investment in royalty interests	(50,734)	—	—
Derivative liability novation	—	—	(20,993)
Change in derivative liability	13	12,457	452
Distributable income	104,868	116,510	27,115
Distributions paid to unitholders	(104,868)	(116,510)	(27,115)
TRUST CORPUS: End of period	$310,217	$421,537	$462,918

The accompanying notes are an integral part of these financial statements.

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS

1.	Organization of the Trust
Chesapeake Granite Wash Trust (the “Trust”) is a statutory trust formed in June 2011 under the Delaware Statutory Trust Act pursuant to an initial trust agreement by and among Chesapeake Energy Corporation ("Chesapeake"), as Trustor, The Bank of New York Mellon Trust Company, N.A., as Trustee (the “Trustee”), and The Corporation Trust Company, as Delaware Trustee (the “Delaware Trustee”).
The Trust was created to own royalty interests (the “Royalty Interests”) for the benefit of Trust unitholders pursuant to a trust agreement dated as of June 29, 2011 and subsequently amended and restated as of November 16, 2011 by and among Chesapeake, Chesapeake Exploration, L.L.C., a wholly owned subsidiary of Chesapeake, the Trustee and the Delaware Trustee (the “Trust Agreement”). The Royalty Interests are derived from Chesapeake’s interests in specified oil and natural gas properties located within an area of mutual interest (the "AMI") in the Colony Granite Wash play in Washita County in the Anadarko Basin of western Oklahoma (the “Underlying Properties”). Chesapeake conveyed the Royalty Interests to the Trust from (a) Chesapeake’s interests in 69 existing horizontal wells (the “Producing Wells”), and (b) Chesapeake’s interests in 118 horizontal development wells (the “Development Wells”) that have since been, or that are to be, drilled on properties held by Chesapeake within the AMI. Pursuant to a development agreement with the Trust, Chesapeake is obligated to drill, cause to be drilled or participate as a non-operator in the drilling of the 118 Development Wells by June 30, 2016. Additionally, based on Chesapeake’s assessment of the ability of a Development Well to produce in paying quantities, Chesapeake is obligated to either complete and tie into production or plug and abandon each Development Well. Chesapeake has retained an interest in each of the Producing Wells and Development Wells and currently operates 95% of the Producing Wells and the completed Development Wells and expects to operate 100% of the remaining Development Wells.
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

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS – (Continued)

common units will no longer have the protection of the subordination threshold, and all Trust unitholders will share on a pro rata basis in the Trust’s distributions.
The aggregate distributions paid in the year ended December 31, 2013 were $2.7171 per common unit and $0.8214 per subordinated unit. The distributable income for the four production periods from September 1, 2012 to August 31, 2013 was, in each case, below the subordination threshold. See Note 7 for additional information related to the quarterly cash distributions and Risks and Uncertainties in Note 2 below.
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

Use of Estimates. The preparation of financial statements requires the Trust to make estimates and assumptions that affect the reported amounts of assets, liabilities and Trust corpus during the reporting period. Significant estimates that impact the Trust’s financial statements include estimates of proved oil and natural gas reserves, which are used to compute the Trust’s amortization of the Investment in Royalty Interests (as defined in Investment in Royalty Interests below) and, as necessary, to evaluate potential impairments of Investment in Royalty Interests and determine the fair value of derivatives. Actual results could differ from those estimates.

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

The Trust’s income available for distribution in 2013 and 2012 was adversely affected by several factors. Low natural gas prices combined with stronger oil prices have resulted in an industry-wide increase in drilling activity in oil- and NGL-rich plays since 2010. The resulting increase in production volumes of NGL led to a significant decrease in the price of NGL in both absolute terms and on a relative basis compared to oil. In addition to the Trust's exposure to low prices for natural gas and NGL, the Trust experienced reduced production volumes in 2013, largely because of higher-than-expected pressure depletion within the AMI described below. For the quarterly production periods from July 2011 through February 2012, the Trust paid a common and subordinated unit distribution above the subordination threshold. For the quarterly production periods from March 2012 through May 2013, the Trust paid a common unit distribution at the subordination threshold and a subordinated unit distribution below the subordination threshold. For the quarterly production period from June 2013 through August 2013, the Trust paid a common unit distribution below the subordination threshold and no subordinated unit distribution was paid, and on February 7, 2014, the Trust announced that the quarterly common unit distribution for the production period from September 1, 2013 to November 30, 2013 that was paid on March 3, 2014 was below the subordination threshold and no subordinated unit distribution was paid. See Note 7 for information regarding prior distributions paid and Note 8 for information regarding the

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS – (Continued)

distribution paid on March 3, 2014 to record unitholders as of February 19, 2014. Low levels of future production will continue to reduce the Trust’s revenues and distributable income available to unitholders and likely result in continued distributions to common unitholders below the subordination threshold. When a quarterly cash distribution in respect of the common units is lower than the applicable subordination threshold, the common units will not be entitled to receive any additional distributions nor will the units be entitled to arrearages in any future quarter.
During the year ended December 31, 2013, the Trust recognized an aggregate of $50.7 million in impairments of the Royalty Interests primarily due to lower proved reserve quantities resulting from higher-than-expected pressure depletion within certain areas of the AMI. This depletion has resulted in lower initial production rates and lower expected ultimate recovery in some recent Development Wells. See Investment in Royalty Interests below for further discussion of the impairments. In addition, during the year ended December 31, 2013, Chesapeake informed the Trust that it is performing additional testing and scientific analysis of the Colony Granite Wash reservoir in an effort to potentially enhance the value of the remaining Development Wells by optimizing well spacing and interval selections. Chesapeake reduced its operated rig count in the AMI from four rigs to two rigs in August 2013, which allows more time to apply well performance analysis from well to well as Chesapeake's drilling program progresses at a slower pace.

At this time, Chesapeake is unable to predict how long its operated rig count will remain at two rigs or the outcome of its additional testing and analysis, including any potential improvement in Development Well drilling performance or the potential effects on future distributions to common unitholders. The operated rig count reduction will decrease the rate at which royalty income from the remaining Development Wells becomes available to the Trust for distribution to unitholders, and if well performance does not improve, the Trust's revenues and distributable income available to unitholders will be reduced further, contributing to continued distributions to common unitholders below the subordination threshold. Decreased well performance or lower expected ultimate recovery may also lead to further impairments of the Royalty Interests.
Chesapeake’s ability to perform its obligations to the Trust will depend on its future results of operations, financial condition and liquidity, which in turn will depend upon the supply and demand for oil, NGL and natural gas, prevailing economic conditions and financial, business and other factors, many of which are beyond Chesapeake’s control.
If Chesapeake were to default on its obligation to drill the Development Wells, the Trust would be able to foreclose on a drilling support lien (the “Drilling Support Lien”) to the extent of Chesapeake’s remaining interests in the undeveloped portions of the AMI, file a lawsuit to collect monetary damages from Chesapeake and pursue other available legal remedies against Chesapeake. However, the Trust is not permitted to obtain specific performance from Chesapeake of its drilling obligation and the maximum amount the Trust can recover in a foreclosure or other action was limited to approximately $79.4 million as of December 31, 2013 and further reduced to $67.1 million as of March 10, 2014. The maximum amount that may be recovered under the Drilling Support Lien will decrease as the remaining Development Wells are drilled and completed.
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

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS – (Continued)

will not necessarily be indicative of the fair value of such Royalty Interests. The Trust is not burdened by development costs of the Royalty Interests.
On a quarterly basis, the Trust evaluates the carrying value of the Investment in Royalty Interests under the full cost accounting method prescribed by the SEC. This quarterly review is referred to as a ceiling test. Under the ceiling test, the carrying value of the Investment in Royalty Interests may not exceed an amount equal to the sum of the present value (using a 10% discount rate) of the estimated future net revenues from proved reserves. For each of the first two quarters and the last quarter of 2013, the carrying value of the Investment in Royalty Interests exceeded the estimated present value calculation of future net revenues from proved reserves, resulting in an aggregate of $50.7 million in impairments in the carrying value of the Investment in Royalty Interests. There was no impairment recognized during the third quarter in 2013. The impairments were primarily the result of negative reserve revisions attributable to current results being below expectations, primarily caused by higher-than-expected pressure depletion within certain areas of the AMI which has resulted in lower initial production rates and lower expected ultimate recovery in some recent Development Wells. The impairments resulted in non-cash charges to Trust corpus and did not affect the Trust's distributable income. There were no such impairments during the year ended December 31, 2012 or the six months ended December 31, 2011. See Risks and Uncertainties above for further discussion.
Derivatives.  To mitigate a portion of the exposure to adverse market changes of oil prices and, to the extent oil production falls below the hedged oil volume, NGL prices, the Trust is party to derivative contracts with its derivative counterparty. See Note 3 for discussion of the derivative contracts currently outstanding.
The Trust records gains or losses from the derivative contracts when proceeds are received or payments are made, respectively. Additionally, changes in the fair value of the derivative contracts are accounted for as an adjustment to Trust corpus and the fair value carried on the Statements of Assets, Liabilities and Trust Corpus. Cash distributions to unitholders will be increased or decreased by settlements of the Trust's derivative contracts.
Loan Commitment.  Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course expenses as they become due, Chesapeake will loan funds to the Trust necessary to pay such expenses. Such loans will be recorded as a liability on the Statements of Assets, Liabilities and Trust Corpus until repaid. A loan neither increases nor decreases distributions to unitholders; however, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until the loan is repaid. There were no loans outstanding as of December 31, 2013 or December 31, 2012.
Revenues and Expenses. Neither the Trust nor the Trustee is responsible for, or has any control over, any costs related to the drilling of the Development Wells or any other operating or capital costs of the Underlying Properties. The Trust’s revenues with respect to the Royalty Interests in the Underlying Properties are net of existing royalties and overriding royalties associated with Chesapeake's interests and are determined after deducting certain post-production expenses and any applicable taxes associated with the Royalty Interests. Post-production expenses generally consist of costs incurred to gather, store, compress, transport, process, treat, dehydrate and market the oil, NGL and natural gas produced. However, the Trust is not responsible for costs of marketing services provided by affiliates of Chesapeake. Cash distributions to unitholders will be reduced by the Trust’s general and administrative expenses and cash settlements on derivatives.

3.	Derivative Contracts
The Trust uses derivative contracts in an effort to manage its exposure to variability in cash flow from changes in oil prices and, to the extent oil production falls below hedged oil volume, NGL prices. On November 16, 2011, Chesapeake novated the derivative contracts described in the table below to the Trust pursuant to which the Trust became party to derivative contracts covering a portion of its expected production from October 1, 2011 through September 30, 2015. These derivative contracts consist of fixed-price oil swaps, in which the Trust receives a fixed price and pays a floating market price based on New York Mercantile Exchange (“NYMEX”) settlement prices, to the counterparty for the underlying commodity of the derivative. As a party to these contracts, the Trust receives payments directly from its counterparty or is required to pay any amounts owed directly to the counterparty. All swaps are net settled based on the difference between the fixed-price payment and the floating-price payment. Settlements are due on a quarterly basis, including the first two months of the calendar quarter just ended and the last month of the calendar quarter prior to that one. Any payment due to or from such counterparty will be made by the 40th day following the end of the calendar quarter in which such payments become due.

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS – (Continued)

The Trust’s obligations to the counterparty under the derivative contracts are secured by liens on proved reserves attributable to the Trust’s interest in the Underlying Properties. The counterparty’s obligations under the hedge facility must be secured by cash or short-term U.S. Treasury instruments to the extent that any mark-to-market amounts owed to the Trust exceed defined thresholds. Mark-to-market amounts did not exceed the defined thresholds as of December 31, 2013.
As of December 31, 2013, the Trust had the following crude oil derivative contracts:

	Fixed-Price Oil Swaps
Production Quarter	Volume (mbbl)	Weighted Avg. Price (per bbl)	Fair Value ($ in thousands)
Q3 2013(1)	60.5	$87.96	$(743)
Q4 2013(2)	184.2	$87.99	(2,117)
Q1 2014	179.8	$88.08	(1,791)
Q2 2014	180.3	$88.21	(1,544)
Q3 2014	178.8	$88.34	(1,123)
Q4 2014	174.3	$88.45	(700)
Q1 2015	171.0	$88.59	(307)
Q2 2015	175.4	$88.76	12
Q3 2015	153.6	$88.90	242
Total	1,457.9	$88.38	$(8,071)
 _______________________________________________________________________

(1)	Includes September 2013 production that was settled in February 2014.

(2)	Includes October and November 2013 production that was settled in February 2014.
To the extent expected oil production falls below the hedged oil volume, the derivative contracts will also cover expected NGL production. Such estimated production of NGL is hedged with crude oil derivative contracts using a conversion ratio of one barrel of NGL to 49.2% of a barrel of oil. In 2012 and 2013, NGL prices decreased relative to oil prices. To the extent oil and NGL prices are not correlated, the derivative contracts will not effectively mitigate the price risk of the Trust’s NGL production.
Additional Disclosures Regarding Derivative Contracts
In accordance with accounting guidance for derivatives and hedging, and because a legal right of set-off exists, the Trust has netted the value of its derivative contracts with the counterparty in the accompanying Statements of Assets, Liabilities and Trust Corpus. Short-term derivative liability represents the estimated fair value of derivatives scheduled to settle in cash over the next twelve months based on market prices as of December 31, 2013. The Trust does not apply hedge accounting to any of its derivative contracts, and therefore, any changes in the fair value of the derivative contracts prior to settlement are accounted for as an adjustment to Trust corpus. Results of settled derivative contracts are reflected in distributable income in the period when they are cash settled. For the years ended December 31, 2013 and 2012, the Trust settled derivative contracts that resulted in payments to the counterparty of $5.5 million and $6.4 million, respectively.

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS – (Continued)

The following table presents the fair value and location of each classification of derivative contracts disclosed in the Statements of Assets, Liabilities and Trust Corpus as of December 31, 2013 and 2012 on a gross basis without regard to same-counterparty netting:

		Fair Value
	Statements of Assets, Liabilities and Trust Corpus Location	December 31, 2013	December 31, 2012
		($ in thousands)
Asset Derivatives:
Not designated as hedging instrument
Commodity contracts	Short-term derivative asset	$—	$212
Commodity contracts	Long-term derivative asset	728	411
Total		728	623

Liability Derivatives:
Not designated as hedging instrument
Commodity contracts	Short-term derivative liability	(7,045)	(3,488)
Commodity contracts	Long-term derivative liability	(1,754)	(5,219)
Total		(8,799)	(8,707)
Total derivatives instruments		$(8,071)	$(8,084)

All of the Trust’s derivative positions are subject to netting arrangements which provide for offsetting of asset and liability positions, as well as related cash collateral if applicable. Such netting arrangements generally do not have restrictions. Under such netting arrangements, the Trust offsets the fair value of derivative instruments with cash collateral received or paid for those contracts executed with the same counterparty, which reduces the Trust’s total assets and Trust corpus. As of December 31, 2013 and 2012, the Trust did not have any cash collateral balances for these derivatives.

The following tables present the netting offsets of derivative assets and liabilities as of December 31, 2013 and 2012:

	December 31, 2013
	Derivative Assets		Derivative Liabilities
	Short-term	Long-term	Short-term	Long-term
	($ in thousands)
Commodity Contracts:
Gross amounts of recognized assets (liabilities)	$—	$728	$(7,045)	$(1,754)
Gross amounts offset in the statements of assets, liabilities and trust corpus	—	(728)	—	728
Total derivatives as reported	$—	$—	$(7,045)	$(1,026)

	December 31, 2012
	Derivative Assets		Derivative Liabilities
	Short-term	Long-term	Short-term	Long-term
	($ in thousands)
Commodity Contracts:
Gross amounts of recognized assets (liabilities)	$212	$411	$(3,488)	$(5,219)
Gross amounts offset in the statements of assets, liabilities and trust corpus	(212)	(411)	212	411
Total derivatives as reported	$—	$—	$(3,276)	$(4,808)

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS – (Continued)

4.	Income Taxes
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
Pursuant to the administrative services agreement, Chesapeake provides the Trust with certain accounting, tax preparation, bookkeeping and information services related to the Royalty Interests and the registration rights agreement. In return for the services provided by Chesapeake under the administrative services agreement, the Trust pays Chesapeake, in equal quarterly installments, an annual fee of $200,000, which will remain fixed for the life of the Trust. Chesapeake is also entitled to receive reimbursement for its actual out-of-pocket fees, costs and expenses incurred in connection with the provision of any of the services under the agreement. Chesapeake was paid approximately $317,000, $306,000 and $106,000 in fees and reimbursements in 2013, 2012 and 2011, respectively.
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

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS – (Continued)

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
Chesapeake’s drilling activity with respect to the Development Wells is consistent with its intent to meet the drilling obligation contemplated by the development agreement. As of March 10, 2014, Chesapeake had drilled and completed, or caused to be drilled or completed, a total of 79 wells in the AMI (approximately 87.9 Development Wells as calculated under the development agreement), reducing the amount that may be recovered under the Drilling Support Lien to approximately $67.1 million. See Risks and Uncertainties in Note 2 regarding the operated rig count reduction from four rigs to two rigs in connection with testing and analysis that Chesapeake is conducting related to future Development Well drilling.
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
Loan Commitment. Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course expenses as they become due, Chesapeake will loan funds to the Trust necessary to pay such expenses. Any funds loaned by Chesapeake pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness for borrowed money of the Trust. If Chesapeake loans funds pursuant to this commitment, unless Chesapeake agrees otherwise, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. There were no loans outstanding as of December 31, 2013 or 2012.

6. Fair Value Measurement

Certain financial instruments are reported at fair value on the Statements of Assets, Liabilities and Trust Corpus. Under fair value measurement accounting guidance, fair value is defined as the amount that would be received from the sale of an asset or paid for the transfer of a liability in an orderly transaction between market participants, i.e., an exit price. To estimate an exit price, a three-level hierarchy is used. The fair value hierarchy prioritizes the inputs, which refer broadly to assumptions market participants would use in pricing an asset or a liability, into three levels. Level 1 inputs are unadjusted quoted prices in active markets for identical assets and liabilities and have the highest priority. Level 2 inputs are inputs other than quoted prices within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the financial asset or liability and have the lowest priority. The Trust uses a market valuation approach based on available inputs and the following methods and assumptions to measure the fair values of its assets and liabilities, which may or may not be observable in the market.

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS – (Continued)

Derivatives.  The fair value of the Trust's derivatives is based on third-party pricing models which utilize inputs that are either readily available in the public market, such as oil forward curves and discount rates, or can be corroborated from active markets or broker quotes. These values are then compared to the values given by our counterparty for reasonableness. Since commodity swaps do not include optionality and therefore have no unobservable inputs, they are classified as Level 2.
The following table provides fair value measurement information for financial assets (liabilities) measured at fair value on a recurring basis as of December 31, 2013:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	($ in thousands)
Financial Assets (Liabilities):
Derivative liabilities	$—	$(8,071)	$—	$(8,071)
Total	$—	$(8,071)	$—	$(8,071)

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

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS – (Continued)

For the years ended December 31, 2013 and 2012 and the six months ended December 31, 2011, the Trust declared and paid the following cash distributions:

Production Period	Distribution Date	Cash Distribution per Common Unit	Cash Distribution per Subordinated Unit
June 2013 - August 2013	November 29, 2013	$0.6671	$—
March 2013 - May 2013	August 29, 2013	$0.6900	$0.1432
December 2012 - February 2013	May 31, 2013	$0.6900	$0.3010
September 2012 - November 2012	March 1, 2013	$0.6700	$0.3772

June 2012 - August 2012	November 29, 2012	$0.6300	$0.2208
March 2012 - May 2012	August 30, 2012	$0.6100	$0.4819
December 2011 - February 2012	May 31, 2012	$0.6588	$0.6588
September 2011 - November 2011	March 1, 2012	$0.7277	$0.7277

July 2011 - August 2011	December 28, 2011	$0.5800	$0.5800

8. Subsequent Events
On February 7, 2014, the Trust declared a cash distribution of $0.6624 per common unit consisting of proceeds attributable to production from September 1, 2013 to November 30, 2013, to record unitholders as of February 19, 2014. The distribution was paid on March 3, 2014. The Trust’s quarterly calculated income available for distribution was $0.4968 per unit, which was $0.1932 below the subordination threshold of $0.6900. For this distribution, all of the quarterly income available for distribution was used to make a distribution of $0.6624 per common unit, which was $.0276 below the applicable subordination threshold, and no distribution was paid to the subordinated units. Distributable income attributable to production from September 1, 2013 to November 30, 2013 was calculated as follows (in thousands except for unit and per unit amounts):

Revenues:
Royalty income(1)	$26,322
Total revenues	26,322
Expenses:
Production taxes	513
Trust administrative expenses(2)	317
Derivative settlement loss	2,265
Total expenses	3,095
Distributable income available to unitholders	$23,227

Distributable income per common unit (35,062,500 units issued and outstanding)	$0.6624
Distributable income per subordinated unit (11,687,500 units issued and outstanding)(3)	$—
 ___________________________________________________

(1)	Net of certain post-production expenses.

(2)	Includes cash reserves withheld (used).

(3)	As the distribution per common unit was below the subordination threshold, no distribution was declared for the subordinated units.

CHESAPEAKE GRANITE WASH TRUST
SUPPLEMENTARY INFORMATION

Quarterly Financial Data (unaudited)
The following is a summary of royalty income, interest income and distributable income by quarter for 2013 and 2012 (in thousands except per unit amounts):

	Year Ended December 31, 2013
	Q1	Q2	Q3	Q4	2013
Royalty income	$29,463	$29,868	$27,759	$26,920	$114,010
Interest income	$—	$—	$—	$—	$—
Distributable income	$27,900	$27,711	$25,867	$23,390	$104,868
Distributable income per common unit	$0.6700	$0.6900	$0.6900	$0.6671	$2.7171
Distributable income per subordinated unit	$0.3772	$0.3010	$0.1432	$—	$0.8214

	Year Ended December 31, 2012
	Q1	Q2	Q3	Q4	2012
Royalty income	$36,070	$34,554	$30,955	$25,756	$127,335
Interest income	$1	$1	$1	$—	$3
Distributable income	$34,019	$30,801	$27,020	$24,670	$116,510
Distributable income per common unit	$0.7277	$0.6588	$0.6100	$0.6300	$2.6265
Distributable income per subordinated unit	$0.7277	$0.6588	$0.4819	$0.2208	$2.0892

Supplemental Disclosures About Natural Gas, Oil and NGL Producing Activities (unaudited)
Net Capitalized Costs. Capitalized costs related to the Trust's oil, NGL and natural gas producing activities are summarized as follows:

	December 31,
	2013	2012
	($ in thousands)
Natural gas and oil properties:
Proved	$487,793	$487,793
Unproved	—	—
Total	487,793	487,793
Less accumulated amortization	(170,641)	(59,331)
Net capitalized costs	$317,152	$428,462
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

CHESAPEAKE GRANITE WASH TRUST
SUPPLEMENTARY INFORMATION - (Continued)

Results of Operations from Oil, NGL and Natural Gas Producing Activities. Chesapeake's results of operations from oil and natural gas producing activities for the Trust's interest are presented below for the years ended December 31, 2013 and 2012 and the six months ended December 31, 2011. The following table includes revenues and expenses associated directly with the Trust's oil and natural gas producing activities. Production expenses and production taxes are deducted by Chesapeake prior to remittance of royalty income to the Trust. The following calculation does not include any interest income or general and administrative costs and, therefore, is not necessarily indicative of distributable income:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Six Months Ended December 31, 2011
	($ in thousands)
Sales of oil, NGL and natural gas	$114,010	$127,335	$29,334
Production expenses(1)	—	—	—
Production taxes	(2,216)	(2,707)	(906)
Depletion and depreciation	(60,577)	(53,981)	(5,350)
Impairment of investment in royalty interests	(50,734)	—	—
Income tax provision(1)	—	—	—
Royalty income from oil, NGL and natural gas producing activities	$483	$70,647	$23,078
 ___________________________________________________

(1)	The Trust does not bear any operating costs and is not subject to federal or state income taxes.
The following oil, NGL and natural gas information was prepared on an accrual basis, which is the basis upon which Chesapeake maintains its records and is different from the modified cash basis on which the Trust financial statements are prepared. A reconciliation of information presented on the modified cash basis to the accrual basis for the year ended December 31, 2013 is as follows:

	For the period
Year ended December 31, 2013	Modified Cash Basis(1)	September 1, 2012 to December 31, 2012	September 1, 2013 to December 31, 2013	Accrual Basis(2)

Production Data:
Oil (mbbl)	544	(194)	146	496
NGL (mbbl)	1,202	(434)	359	1,127
Natural Gas (mmcf)	11,495	(4,010)	3,249	10,734
Total (mboe)	3,661	(1,297)	1,047	3,411

Royalty income (in thousands)	$114,010	$(39,154)	$34,356	$109,212
Production taxes (in thousands)	(2,216)	926	(666)	(1,956)
	$111,794	$(38,228)	$33,690	$107,256
 ___________________________________________________

(1)
Oil and natural gas volumes attributable to the Royalty Interests and related revenues and expenses included in Chesapeake's 2013 net revenue distributions to the Trust. Represents oil and natural gas production from September 1, 2012 to August 31, 2013.

(2)
Oil and natural gas volumes attributable to the Royalty Interests and related revenues and expenses, presented on an accrual basis, from January 1, 2013 through December 31, 2013, a portion of which will be reflected on the modified cash basis in distributable income in subsequent quarters.

CHESAPEAKE GRANITE WASH TRUST
SUPPLEMENTARY INFORMATION - (Continued)

A reconciliation of information presented on the modified cash basis to the accrual basis for the year ended December 31, 2012 is as follows:

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
___________________________________________________

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

A reconciliation of information presented on the modified cash basis to the accrual basis for the six months ended December 31, 2011 is as follows:

	For the period
Six months ended December 31, 2011	Modified Cash Basis(1)	September 1, 2011 to December 31, 2011	Accrual Basis(2)

Production Data:
Oil (mbbl)	133	218	351
NGL (mbbl)	225	384	609
Natural Gas (mmcf)	2,172	3,751	5,923
Total (mboe)	720	1,228	1,948

Royalty income (in thousands)	$29,334	$45,281	$74,615
Production taxes (in thousands)	(906)	(1,004)	(1,910)
	$28,428	$44,277	$72,705
___________________________________________________

(1)
Oil and natural gas volumes attributable to the Royalty Interests and related revenues and expenses included in Chesapeake's 2011 net revenue distributions to the Trust. Represents oil and natural gas production from July 1, 2011 to August 31, 2011.

(2)
Oil and natural gas volumes attributable to the Royalty Interests and related revenues and expenses, presented on an accrual basis, from July 1, 2011 through December 31, 2011, a portion of which will be reflected on the modified cash basis in distributable income in subsequent quarters.

Estimated Oil and Natural Gas Reserve Quantities. The Trust's independent petroleum engineering firm, Ryder Scott Company, L.P. (“Ryder Scott”), estimated all of the proved reserves as of December 31, 2013 for the Royalty

CHESAPEAKE GRANITE WASH TRUST
SUPPLEMENTARY INFORMATION - (Continued)

Interest. The qualifications of the technical person at Ryder Scott Company, L.P. primarily responsible for overseeing his firm's preparation of the Trust's reserve estimates are set forth below.

•	over 30 years of practical experience in the estimation and evaluation of reserves;

•	registered professional engineer in the state of Texas;

•	Bachelor of Science degree in Electrical Engineering; and

•	member in good standing of the Society of Petroleum Engineers and the Society of Petroleum Evaluation Engineers.
Proved oil and natural gas reserves are those quantities of oil and natural gas which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible - from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations - prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. Existing economic conditions include prices and costs at which economic producibility from a reservoir is to be determined. The price is calculated using the average price during the 12-month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time. The area of the reservoir considered as proved includes: (i) the area identified by drilling and limited by fluid contacts, if any, and (ii) adjacent undrilled portions of the reservoir that can, with reasonable certainty, be judged to be continuous with it and to contain economically producible natural gas or oil on the basis of available geoscience and engineering data. In the absence of data on fluid contacts, proved quantities in a reservoir are limited by the lowest known hydrocarbons as seen in a well penetration unless geoscience, engineering or performance data and reliable technology establish a lower contact with reasonable certainty. Where direct observation from well penetrations has defined a highest known oil elevation and the potential exists for an associated natural gas cap, proved oil reserves may be assigned in the structurally higher portions of the reservoir only if geoscience, engineering or performance data and reliable technology establish the higher contact with reasonable certainty. Reserves which can be produced economically through application of improved recovery techniques (including, but not limited to, fluid injection) are included in the proved classification when: (i) successful testing by a pilot project in an area of the reservoir with properties no more favorable than in the reservoir as a whole, the operation of an installed program in the reservoir or an analogous reservoir, or other evidence using reliable technology establishes the reasonable certainty of the engineering analysis on which the project or program was based; and (ii) the project has been approved for development by all necessary parties and entities, including governmental entities.
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

CHESAPEAKE GRANITE WASH TRUST
SUPPLEMENTARY INFORMATION - (Continued)

Presented below is a summary of changes in estimated reserves of the Royalty Interests for 2013, 2012 and 2011.

	December 31, 2013
	Oil	NGL	Gas	Total
	(mbbl)	(mbbl)	(mmcf)	(mboe)
Beginning of period, accrual basis	3,573	9,201	92,572	28,203
Extensions, discoveries and other additions	277	530	6,481	1,887
Revisions of previous estimates, price	1	12	123	34
Revisions of previous estimates, other(1)	(1,253)	(2,367)	(27,096)	(8,137)
Production	(496)	(1,175)	(10,885)	(3,485)
Proved reserves, end of period	2,102	6,201	61,195	18,502
Proved developed reserves:
Beginning of period	1,708	5,635	56,224	16,714
End of period	1,274	4,339	42,161	12,640
Proved undeveloped reserves:
Beginning of period	1,865	3,566	36,348	11,489
End of period	828	1,862	19,034	5,862

	December 31, 2012
	Oil	NGL	Gas	Total
	(mbbl)	(mbbl)	(mmcf)	(mboe)
Beginning of period, accrual basis	5,928	13,661	135,567	42,184
Extensions, discoveries and other additions	234	471	5,018	1,541
Revisions of previous estimates, price(2)	(157)	(357)	(3,558)	(1,106)
Revisions of previous estimates, other(2)	(1,783)	(3,290)	(32,017)	(10,410)
Production	(649)	(1,284)	(12,438)	(4,006)
Proved reserves, end of period	3,573	9,201	92,572	28,203
Proved developed reserves:
Beginning of period	2,076	6,021	58,724	17,884
End of period	1,708	5,635	56,224	16,714
Proved undeveloped reserves:
Beginning of period	3,852	7,640	76,843	24,300
End of period	1,865	3,566	36,348	11,489

CHESAPEAKE GRANITE WASH TRUST
SUPPLEMENTARY INFORMATION - (Continued)

	December 31, 2011
	Oil	NGL	Gas	Total
	(mbbl)	(mbbl)	(mmcf)	(mboe)
Beginning of period, accrual basis	6,235	14,554	140,861	44,266
Extensions, discoveries and other additions	—	—	—	—
Revisions of previous estimates, price	—	—	—	—
Revisions of previous estimates, other	44	(284)	629	(134)
Production	(351)	(609)	(5,923)	(1,948)
Proved reserves, end of period	5,928	13,661	135,567	42,184
Proved developed reserves:
Beginning of period	2,233	6,235	60,536	18,557
End of period	2,076	6,021	58,724	17,884
Proved undeveloped reserves:
Beginning of period	4,002	8,319	80,325	25,709
End of period	3,852	7,640	76,843	24,300
___________________________________________________

(1)
During 2013, the Trust recorded downward reserve revisions of 8,137 mboe to the December 31, 2012 estimates of reserves resulting from changes to previous estimates. These non-price related revisions were primarily due to higher-than-expected pressure depletion in certain areas of the AMI and removal of reserves that are not part of Chesapeake's five year development plan within the AMI. Due to the higher-than-expected pressure depletion discussed above, Chesapeake reduced its operated rig count in the AMI from four rigs to two rigs in August 2013, which will allow more time to apply well performance analysis from well to well as Chesapeake's drilling program progresses at a slower pace.

(2)
During 2012, the Trust recorded downward reserve revisions of 11,516 mboe to the December 31, 2011 estimates of reserves. Included in the revisions were 1,106 mboe of downward revisions resulting from lower natural gas prices in 2012 and 10,410 mboe of downward revisions resulting from changes to previous estimates. Lower prices decrease the economic lives of the underlying natural gas and oil properties and thereby decrease the estimated future reserves. The non-price related revisions were primarily due to current results being below expectations, primarily as a result of higher-than-expected pressure depletion within certain areas of the AMI.

CHESAPEAKE GRANITE WASH TRUST
SUPPLEMENTARY INFORMATION - (Continued)

Presented below is a summary of the adjustment to the estimated reserves attributable to the Royalty Interests to adjust the reserves to the balance attributable to the Trust under the modified cash basis of accounting as of December 31, 2013, 2012 and 2011.

	December 31, 2013
	Oil	NGL	Gas	Total
	(mbbl)	(mbbl)	(mmcf)	(mboe)
Proved reserves, accrual basis	2,102	6,201	61,195	18,502
Production September 1 - December 31, 2013(1)	146	359	3,249	1,047
Adjusted Proved reserves, on a modified cash basis	2,248	6,560	64,444	19,549

	December 31, 2012
	Oil	NGL	Gas	Total
	(mbbl)	(mbbl)	(mmcf)	(mboe)
Proved reserves, accrual basis	3,573	9,201	92,572	28,203
Production September 1 - December 31, 2012(2)	194	434	4,010	1,297
Adjusted Proved reserves, on a modified cash basis	3,767	9,635	96,582	29,500

	December 31, 2011
	Oil	NGL	Gas	Total
	(mbbl)	(mbbl)	(mmcf)	(mboe)
Proved reserves, accrual basis	5,928	13,661	135,567	42,184
Production September 1 - December 31, 2012(3)	218	384	3,751	1,228
Adjusted Proved reserves, on a modified cash basis	6,146	14,045	139,318	43,412
 ___________________________________________________

(1)
As of December 31, 2013 the Trust had not received royalty income associated with the production sold from September 1 - December 31, 2013. The reserves are adjusted to include such amount in proved reserves.

(2)
As of December 31, 2012 the Trust had not received royalty income associated with the production sold from September 1 - December 31, 2012. The reserves are adjusted to include such amount in proved reserves.

(3)
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
Future cash inflows and future production costs as of December 31, 2013 were determined by applying the trailing average of the first-day-of-the-month prices for the 12 months of the year and year-end costs to the estimated quantities of oil and natural gas to be produced. Actual future prices and costs may be materially higher or lower than the 12-month average prices and year-end costs used. For each year, estimates are made of quantities of proved reserves and the future periods during which they are expected to be produced based on continuation of the economic conditions applied for such year. The resulting future net cash flows are reduced to present value amounts by applying a 10% annual discount factor.
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

CHESAPEAKE GRANITE WASH TRUST
SUPPLEMENTARY INFORMATION - (Continued)

The following summary sets forth our future net cash flows relating to proved oil and natural gas reserves based on the standardized measure:

	Year Ended December 31, 2013		Year Ended December 31, 2012		Six Months Ended December 31, 2011
	($ in thousands)
Future cash inflows	$536,450	(1)	$778,663	(2)	$1,546,856	(3)
Future production costs(4)	(26,228)		(37,510)		(74,035)
Future development costs(5)	—		—		—
Future income tax provisions(6)	—		—		—
Future net cash flows	510,222		741,153		1,472,821
Less effect of a 10% discount factor	(193,071)		(298,249)		(625,661)
Standardized measure of discounted future net cash flows	$317,151		$442,904		$847,160
___________________________________________________

(1)
Calculated using prices of $3.67 per mcf of natural gas and $96.82 per bbl of oil and NGL, before field differentials. Including the effect of price differential adjustments, the prices used in computing the reserves attributable to the Royalty Interests as of December 31, 2013 were $2.36 per mcf of natural gas, $92.35 per barrel of oil and $31.86 per barrel of NGL.

(2)
Calculated using prices of $2.76 per mcf of natural gas and $94.84 per bbl of oil and NGL, before field differentials. Including the effect of price differential adjustments, the prices used in computing the reserves attributable to the Royalty Interests as of December 31, 2012 were $1.60 per mcf of natural gas, $90.89 per barrel of oil and $33.21 per barrel of NGL.

(3)
Calculated using prices of $4.12 per mcf of natural gas and $95.97 per bbl of oil and NGL, before field differentials. Including the effect of price differential adjustments, the prices used in computing the reserves attributable to the Royalty Interests as of December 31, 2011 were $3.05 per mcf of natural gas, $91.65 per barrel of oil and $43.19 per barrel of NGL.

(4)	Future production costs include the Trust's proportionate share of production taxes and post-production costs. The Trust does not bear any operational costs related to the wells.

(5)	Future net cash flow has been calculated without deduction for future development costs as the Trust does not bear those costs.

(6)	No provision for federal or state income taxes has been provided for in the calculation because taxable income is passed through to the unitholders of the Trust.

CHESAPEAKE GRANITE WASH TRUST
SUPPLEMENTARY INFORMATION - (Continued)

Changes in Standardized Measure of Discounted Future Net Cash Flows. The following schedule reconciles the changes for the years ended December 31, 2013 and 2012 and the six months ended December 31, 2011 in the standardized measure of discounted future net cash flows relating to proved reserves:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Six Months Ended December 31, 2011
	($ in thousands)
Standardized measure, beginning of period	$442,904	$847,160	$811,140
Sales of oil and gas produced, net of production costs	(108,914)	(118,579)	(72,705)
Net changes in prices and production costs	21,856	(164,294)	54,646
Extensions and discoveries, net of production and development costs	43,227	—	—
Revision of previous quantity estimates	(138,506)	(161,472)	(3,294)
Purchase of reserves-in-place	—	—	600
Accretion of discount	44,290	84,716	40,557
Other	12,294	(44,627)	16,216
Standardized measure, end of period	$317,151	$442,904	$847,160

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.

ITEM 9A.	Controls and Procedures
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
Changes in Internal Control over Financial Reporting. During the year ended December 31, 2013, there has been no change in the Trustee's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee's internal control over financial reporting related to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Chesapeake.

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
As of December 31, 2013, the Trustee assessed the effectiveness of the Trust's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control-Integrated Framework (1992)," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, the Trustee determined that the Trust maintained effective internal control over financial reporting as of December 31, 2013, based on those criteria.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements of the Trust included in this Annual Report, has also audited the effectiveness of the Trust's internal control over financial reporting as of December 31, 2013, as stated in their accompanying report included in Item 8.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the holders of more than 10 percent of the Trust units to file with the SEC reports regarding their ownership and changes in ownership of the Trust units. The Trustee is not aware of any 10 percent unitholder having failed to comply with all Section 16(a) filing requirements in 2013. In making these statements, the Trustee has relied upon examination of the copies of documents, to the extent there were any, provided to the Trust.

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

During the years ended December 31, 2013 and 2012, the Trustee received an administrative fee of $175,000 from the Trust. The Trustee did not receive a fee for the six months ended December 31, 2011. The Trust does not have any executive officers, directors or employees. Because the Trust does not have a board of directors, it does not have a compensation committee.

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
________________________________________________

(1)
Chesapeake Energy Corporation, located at 6100 North Western Avenue, Oklahoma City, Oklahoma 73118, is the ultimate parent company of Chesapeake Exploration, L.L.C., which is the owner of the common units and subordinated units reported in the table above. Chesapeake may be deemed to beneficially own the common units and subordinated units owned by Chesapeake Exploration, L.L.C. Chesapeake has an Investment Committee consisting of Robert D. ("Doug") Lawler, Domenic J. ("Nick") Dell'Osso, Jr. and Jennifer M. Grigsby that will exercise voting and investment control with respect to Chesapeake's common and subordinated units.

(b) Security Ownership of Management

Not Applicable

(c) Changes in Control

The registrant knows of no arrangement, including any pledge by any person of securities of the registrant or its parent, the operation of which may at a subsequent date result in a change of control of the registrant.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

Under the terms of the Trust agreement, the Trust pays an annual administrative fee to the Trustee of $175,000 (which may be adjusted beginning on January 1, 2015), paid in four quarterly installments of $43,750 each and is billed in arrears. As the Trust uses the modified cash basis of accounting, general and administrative expenses in the Trust's statements of distributable income for the years ended December 31, 2013 and 2012 include $175,000 for administrative fees paid to the Trustee. The Trustee did not receive a fee for the six months ended December 31, 2011.

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

Chesapeake's drilling activity with respect to the Development Wells is consistent with its intent to meet the drilling obligation contemplated by the development agreement. As of March 10, 2014, Chesapeake had drilled and completed a total of 79 wells in the AMI (approximately 87.9 Development Wells as calculated under the development agreement), reducing the amount that may be recovered under the Drilling Support Lien to approximately $67.1 million, and had drilled, or caused to be drilled, two additional wells in the AMI that were awaiting completion.

ITEM 14.	Principal Accountant Fees and Services

Estimated fees for services performed by PricewaterhouseCoopers L.L.P. for the years ended December 31, 2013 and 2012 and the six months ended December 31, 2011 are:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Six Months Ended December 31, 2011
Audit Fees(1)	$210,000	$203,000	$175,000
Audit-Related Fees	—	—	—
Tax Fees	481,456	466,245	307,276
All Other Fees	—	—	—
Total	$691,456	$669,245	$482,276
 _____________________________________________________________________

(1)	Fees for audit services in 2013 and 2012 included fees for the reviews of the Trust's quarterly financial statements.

As a modified cash basis entity the Trust will expense these fees when paid.

As referenced in Item 10, Directors, Executive Officers and Corporate Governance, above, the Trust has no audit committee, and as a result, has no audit committee pre-approval policy with respect to fees paid to PricewaterhouseCoopers L.L.P.

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
Date: March 13, 2014

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