Form 10-Q
period 2014-03-31
CHESAPEAKE GRANITE WASH TRUST
filed 2014-05-08
CIK 1524769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X]    Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [X]
As of May 7, 2014, 35,062,500 Common Units and 11,687,500 Subordinated Units representing beneficial interests in Chesapeake Granite Wash Trust were outstanding.

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

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Quarterly Report”) includes “forward-looking statements” about the Trust and Chesapeake and other matters discussed herein that are subject to risks and uncertainties that are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this document, including, without limitation, statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I and elsewhere herein regarding the proved oil, NGL and natural gas reserves associated with the properties underlying the Royalty Interests, the Trust’s or Chesapeake’s future financial position, business strategy, budgets, projected costs and plans and objectives for future operations, information regarding target distributions, statements pertaining to future development activities and costs, statements regarding the number of development wells to be completed in future periods and information regarding production and reserve growth, are forward-looking statements. Actual outcomes and results may differ materially from those projected. Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “plan,” “goal,” “assume,” “target,” “should,” “intend” or other words that convey the uncertainty of future events or outcomes. These statements are based on certain assumptions made by the Trust, and by Chesapeake in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform with such expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Item 1A of Part I of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2013, and those set forth from time to time in the Trust’s filings with the Securities and Exchange Commission, which could affect the future results of the energy industry in general, and the Trust and Chesapeake in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on Chesapeake’s business and the Trust. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. The Trustee relies on Chesapeake for information regarding the Royalty Interests, the Underlying Properties and Chesapeake itself. The Trust undertakes no obligation to publicly update or revise any forward-looking statements, except as required by applicable law.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (Unaudited)

	March 31, 2014	December 31, 2013

	($ in thousands)
ASSETS:
Cash and cash equivalents	$1,119	$1,136

Investment in royalty interests	487,793	487,793
Less: accumulated amortization and impairment	(190,188)	(170,641)
Net investment in royalty interests	297,605	317,152
Total Assets	$298,724	$318,288
LIABILITIES AND TRUST CORPUS:
Short-term derivative liability	$7,146	$7,045
Long-term derivative liability	1,328	1,026
Total Liabilities	8,474	8,071
Trust Corpus; 35,062,500 common units and 11,687,500 subordinated units authorized and outstanding	290,250	310,217
Total Liabilities and Trust Corpus	$298,724	$318,288

The accompanying notes are an integral part of these financial statements.

CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF DISTRIBUTABLE INCOME (Unaudited)

	Three Months Ended March 31,
	2014	2013
	($ in thousands, except per unit data)
REVENUES:
Royalty income	$26,322	$29,463
EXPENSES:
Production taxes	513	588
Trust administrative expenses	317	366
Cash settlements on derivatives	2,265	609
Total Expenses	3,095	1,563
Distributable income	$23,227	$27,900

Distributable income per common unit (35,062,500 units)	$0.6624	$0.6700
Distributable income per subordinated unit (11,687,500 units)	$—	$0.3772
CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)

	Three Months Ended March 31,
	2014	2013
	($ in thousands)
TRUST CORPUS: Beginning of period	$310,217	$421,537
Cash reserve surplus (deficit)	(17)	31
Amortization of investment in royalty interests	(11,855)	(16,789)
Impairment of investment in royalty interests	(7,692)	(32,900)
Change in derivative liability	(403)	(1,698)
Distributable income	23,227	27,900
Distributions paid to unitholders	(23,227)	(27,900)
TRUST CORPUS: End of period	$290,250	$370,181

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
The Trust was created to own royalty interests (the “Royalty Interests”) for the benefit of Trust unitholders pursuant to a trust agreement dated as of June 29, 2011 and subsequently amended and restated as of November 16, 2011 by and among Chesapeake, Chesapeake Exploration, L.L.C., a wholly owned subsidiary of Chesapeake, the Trustee and the Delaware Trustee (the “Trust Agreement”). The Royalty Interests are derived from Chesapeake’s interests in specified oil and natural gas properties located within an area of mutual interest (the “AMI”) in the Colony Granite Wash play in Washita County in the Anadarko Basin of western Oklahoma (the “Underlying Properties”). Chesapeake conveyed the Royalty Interests to the Trust from (a) Chesapeake’s interests in 69 existing horizontal wells (the “Producing Wells”), and (b) Chesapeake’s interests in 118 horizontal development wells (the “Development Wells”) that have since been, or that are to be, drilled on properties held by Chesapeake within the AMI. Pursuant to a development agreement with the Trust, Chesapeake is obligated to drill, cause to be drilled or participate as a non-operator in the drilling of the 118 Development Wells by June 30, 2016. Additionally, based on Chesapeake’s assessment of the ability of a Development Well to produce in paying quantities, Chesapeake is obligated to either complete and tie into production or plug and abandon each Development Well. Chesapeake has retained an interest in each of the Producing Wells and Development Wells and currently operates 95% of the Producing Wells and the completed Development Wells and expects to operate all of the remaining Development Wells.
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
The Trust's quarterly calculated income available for distribution for the three months ended March 31, 2014, consisting of proceeds attributable to production from September 1, 2013 to November 30, 2013, was below the subordination threshold. As a result, all of the quarterly income available for distribution was used to make a common unit distribution of $0.6624 and no subordinated unit distribution was paid. All of the subordinated units are held by Chesapeake. See Risks and Uncertainties in Note 2 below.
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

2.	Basis of Presentation and Significant Accounting Policies
Basis of Accounting.  The accompanying Statements of Assets, Liabilities and Trust Corpus as of December 31, 2013, which has been derived from audited financial statements, and the unaudited interim financial statements of the Trust as of, or for the three months ended, March 31, 2014 and March 31, 2013, have been presented in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and include all adjustments which are, in the opinion of the Trustee, necessary for a fair statement of the results for the interim periods presented. The accompanying unaudited interim financial statements should be read in conjunction with the December 31, 2013 audited financial statements and notes of the Trust included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2013.
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
The Trust’s income available for distribution throughout 2013 and continuing into 2014 has been adversely affected by several factors. Low natural gas prices combined with stronger oil prices have resulted in an industry-wide increase in drilling activity in oil- and NGL-rich plays since 2010. The resulting increase in production volumes of NGL led to a

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)

significant decrease in the price of NGL in both absolute terms and on a relative basis compared to oil. In addition to the Trust's exposure to low prices for natural gas and NGL, the Trust experienced reduced production volumes throughout 2013 and continuing into 2014, largely due to higher-than-expected pressure depletion within the AMI described below. For the quarterly production period from September 1, 2013 to November 31, 2013, the Trust paid a common unit distribution below the subordination threshold and no subordinated distribution was paid. On May 8, 2014, the Trust declared a cash distribution of $0.6454 per common unit, consisting of proceeds attributable to production from December 1, 2013 to February 28, 2014. All of the quarterly income available for distribution will be used to make the common unit distribution and no subordinated unit distribution will be paid. The distribution will be paid on May 30, 2014 to record unitholders as of May 20, 2014. See Note 7 for information regarding prior distributions paid and Note 8 for information regarding the distribution to be paid on May 30, 2014. Low levels of future production would continue to reduce the Trust’s revenues and distributable income available to unitholders and would likely result in continued distributions to common unitholders below the subordination threshold. When a quarterly cash distribution in respect of the common units is lower than the applicable subordination threshold, the common units are not entitled to receive any additional distributions nor are the common units or the subordinated units entitled to arrearages in any future quarter.
During the three months ended March 31, 2014, the Trust recognized approximately $7.7 million in impairments of the Royalty Interests primarily due to lower proved reserve quantities resulting from higher-than-expected pressure depletion within certain areas of the AMI. This depletion has resulted in lower initial production rates and lower expected ultimate recovery in some recent Development Wells. See Investment in Royalty Interests below for further discussion of the impairments.
As previously disclosed, Chesapeake reduced its operated rig count in the AMI from four rigs to two rigs in August 2013 to slow the pace of its drilling program and allow more time to apply well performance analysis from well to well. Chesapeake is incorporating into its current development plan for the AMI the results of additional testing and scientific analysis of the Colony Granite Wash reservoir that it has recently completed. In addition, Chesapeake continues to perform well performance analysis on a well-to-well basis in an effort to potentially enhance the value of the remaining Development Wells by optimizing well spacing and interval selections. However, Chesapeake is unable to predict how long its operated rig count will remain at two rigs or the outcome of the application of its additional testing and analysis, including any potential improvement in Development Well drilling performance or the potential effects on future distributions to Trust common unitholders. If well performance does not improve, the Trust's revenues and distributable income available to unitholders will be reduced further, contributing to continued distributions to common unitholders below the subordination threshold. Decreased well performance or lower expected ultimate recovery may also lead to further impairments of the Royalty Interests.
Chesapeake’s ability to perform its obligations to the Trust will depend on its future results of operations, financial condition and liquidity, which in turn will depend upon the supply and demand for oil, NGL and natural gas, prevailing economic conditions and financial, business and other factors, many of which are beyond Chesapeake’s control.
If Chesapeake were to default on its obligation to drill the Development Wells, the Trust would be able to foreclose on a drilling support lien (the “Drilling Support Lien”) to the extent of Chesapeake’s remaining interests in the undeveloped portions of the AMI, file a lawsuit to collect monetary damages from Chesapeake and pursue other available legal remedies against Chesapeake. However, the Trust is not permitted to obtain specific performance from Chesapeake of its drilling obligation and the maximum amount the Trust can recover in a foreclosure or other action was limited to approximately $64.7 million as of March 31, 2014 and further reduced to $63.5 million as of May 5, 2014. The maximum amount that may be recovered under the Drilling Support Lien will decrease as the remaining Development Wells are drilled and completed.
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

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)

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
On a quarterly basis, the Trust evaluates the carrying value of the Investment in Royalty Interests under the full cost accounting method prescribed by the SEC. This quarterly review is referred to as a ceiling test. Under the ceiling test, the carrying value of the Investment in Royalty Interests may not exceed an amount equal to the sum of the present value (using a 10% discount rate) of the estimated future net revenues from proved reserves. For the three months ended March 31, 2014 and 2013, the carrying value of the Investment in Royalty Interests exceeded the estimated present value calculation of future net revenues from proved reserves, resulting in approximately $7.7 million and $32.9 million in impairments, respectively. The impairments were the result of reserve revisions attributable to results being below expectations, primarily caused by higher-than-expected pressure depletion within certain areas of the AMI. The impairments resulted in non-cash charges to the Trust corpus and did not affect the Trust's distributable income. See Risks and Uncertainties above for further discussion.
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
Loan Commitment.  Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course expenses as they become due, Chesapeake will loan funds to the Trust necessary to pay such expenses. Such loans will be recorded as a liability on the Statements of Assets, Liabilities and Trust Corpus until repaid. A loan neither increases nor decreases distributions to unitholders; however, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until the loan is repaid. There were no loans outstanding as of March 31, 2014 or December 31, 2013.
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

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)

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
The Trust’s obligations to the counterparty under the derivative contracts are secured by liens on proved reserves attributable to the Trust’s interest in the Underlying Properties. The counterparty’s obligations under the hedge facility must be secured by cash or short-term U.S. Treasury instruments to the extent that any mark-to-market amounts owed to the Trust exceed defined thresholds. Mark-to-market amounts did not exceed the defined thresholds as of March 31, 2014.
As of March 31, 2014, the Trust had the following crude oil derivative contracts:

	Fixed-Price Oil Swaps
		Weighted	Fair Value
Production Quarter	Volume	Avg. Price	Liability
	(mbbl)	(per bbl)	($ in thousands)
Q4 2013(a)	60.4	$88.05	$(584)
Q1 2014(b)	179.8	$88.08	(1,897)
Q2 2014	180.3	$88.21	(2,107)
Q3 2014	178.8	$88.34	(1,682)
Q4 2014	174.3	$88.45	(1,163)
Q1 2015	171.0	$88.59	(695)
Q2 2015	175.4	$88.76	(319)
Q3 2015	153.6	$88.90	(27)
Total	1,273.6	$88.45	$(8,474)
 _______________________________________________________________________

(a)	Includes December 2013 production that was settled in May 2014.

(b)	Includes January and February 2014 production that was settled in May 2014.
To the extent expected oil production falls below the hedged oil volume, the derivative contracts will also cover expected NGL production. Such estimated production of NGL is hedged with crude oil derivative contracts using a conversion ratio of one barrel of NGL to 49.2% of a barrel of oil. In 2013 and continuing into the beginning of 2014, NGL prices decreased relative to oil prices. To the extent oil and NGL prices are not correlated, the derivative contracts will not effectively mitigate the price risk of the Trust’s NGL production.
Additional Disclosures Regarding Derivative Contracts
In accordance with accounting guidance for derivatives and hedging, and because a legal right of set-off exists, the Trust has netted the value of its derivative contracts with the counterparty in the accompanying Statements of Assets, Liabilities and Trust Corpus. Short-term derivative liability represents the estimated fair value of derivatives scheduled to settle in cash over the next twelve months based on market prices as of March 31, 2014. The Trust does not apply hedge accounting to any of its derivative contracts, and therefore, any changes in the fair value of the derivative contracts prior to settlement are accounted for as an adjustment to Trust corpus. Results of settled derivative contracts are reflected in distributable income in the period when paid. For the three months ended March 31, 2014 and 2013, the Trust settled derivative contracts that resulted in payments to the counterparty of $2.3 million and $0.6 million, respectively.

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table presents the fair value and location of each classification of derivative contracts disclosed in the Statements of Assets, Liabilities and Trust Corpus as of March 31, 2014 and December 31, 2013 on a gross basis without regard to same-counterparty netting:

		Fair Value
	Statements of Assets, Liabilities and Trust Corpus Location	March 31, 2014	December 31, 2013
		($ in thousands)
Asset Derivatives:
Not designated as hedging instrument
Commodity contracts	Short-term derivative asset	$—	$—
Commodity contracts	Long-term derivative asset	328	728
Total		$328	$728

Liability Derivatives:
Not designated as hedging instrument
Commodity contracts	Short-term derivative liability	$(7,146)	$(7,045)
Commodity contracts	Long-term derivative liability	(1,656)	(1,754)
Total		(8,802)	(8,799)
Total derivatives instruments		$(8,474)	$(8,071)
All of the Trust’s derivative positions are subject to netting arrangements which provide for offsetting of asset and liability positions, as well as related cash collateral if applicable. Such netting arrangements generally do not have restrictions. Under such netting arrangements, the Trust offsets the fair value of derivative instruments with cash collateral received or paid for those contracts executed with the same counterparty, which reduces the Trust’s total assets and Trust corpus. As of March 31, 2014 and December 31, 2013, the Trust did not have any cash collateral balances for these derivatives.
The following tables present the netting offsets of derivative assets and liabilities as of March 31, 2014 and December 31, 2013:

	March 31, 2014
	Derivative Assets		Derivative Liabilities
	Short-term	Long-term	Short-term	Long-term
	($ in thousands)
Commodity Contracts:
Gross amounts of recognized assets (liabilities)	$—	$328	$(7,146)	$(1,656)
Gross amounts offset in the statements of assets, liabilities and trust corpus	—	(328)	—	328
Total derivatives as reported	$—	$—	$(7,146)	$(1,328)

	December 31, 2013
	Derivative Assets		Derivative Liabilities
	Short-term	Long-term	Short-term	Long-term
	($ in thousands)
Commodity Contracts:
Gross amounts of recognized assets (liabilities)	$—	$728	$(7,045)	$(1,754)
Gross amounts offset in the statements of assets, liabilities and trust corpus	—	(728)	—	728
Total derivatives as reported	$—	$—	$(7,045)	$(1,026)

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)

4.	Income Taxes
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
Agreements with Chesapeake.  In connection with the initial public offering and the conveyance of the Royalty Interests to the Trust, the Trust entered into an administrative services agreement, a development agreement and a registration rights agreement with Chesapeake.
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

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)

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
Under the development agreement, Chesapeake is credited for drilling one full Development Well if the perforated length of the well is equal to or greater than 3,500 feet and Chesapeake’s net revenue interest in the well is equal to 52.0%. For wells with a perforated length that is less than 3,500 feet, and for wells in which Chesapeake has a net revenue interest greater than or less than 52.0%, Chesapeake receives proportionate credit.
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
Chesapeake’s drilling activity with respect to the Development Wells is consistent with its intent to meet the drilling obligation contemplated by the development agreement. As of May 5, 2014, Chesapeake had drilled and completed, or caused to be drilled or completed, a total of 81 wells in the AMI (approximately 89.5 Development Wells as calculated under the development agreement), reducing the amount that may be recovered under the Drilling Support Lien to approximately $63.5 million. See Risks and Uncertainties in Note 2 regarding the recent operated rig count reduction from four rigs to two rigs in connection with testing and analysis that Chesapeake is conducting related to future Development Well drilling.
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
Loan Commitment. Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course expenses as they become due, Chesapeake will loan funds to the Trust necessary to pay such expenses. Any funds loaned by Chesapeake pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness for borrowed money of the Trust. If Chesapeake loans funds pursuant to this commitment, unless Chesapeake agrees otherwise, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. There were no loans outstanding as of March 31, 2014 or December 31, 2013.

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

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)

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
The following table provides fair value measurement information for financial assets (liabilities) measured at fair value on a recurring basis as of March 31, 2014:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	($ in thousands)
Financial Assets (Liabilities):
Derivative liabilities	$—	$(8,474)	$—	$(8,474)
Total	$—	$(8,474)	$—	$(8,474)

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
On February 7, 2014, the Trust declared a cash distribution of $0.6624 per common unit, consisting of proceeds attributable to production from September 1, 2013 through November 30, 2013. The distribution was paid on March 3, 2014 to record unitholders as of February 19, 2014. No distribution was declared or paid for the subordinated units.
On February 8, 2013, the Trust declared a cash distribution of $0.6700 per common unit and $0.3772 per subordinated unit, consisting of proceeds attributable to production from September 1, 2012 through November 30, 2012. The distribution was paid on March 1, 2013 to record unitholders as of February 19, 2013.

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)

8. Subsequent Events
On May 8, 2014, the Trust declared a cash distribution of $0.6454 per common unit, consisting of proceeds attributable to production from December 1, 2013 to February 28, 2014. The distribution will be paid on May 30, 2014 to record unitholders as of May 20, 2014. The Trust's quarterly income available for distribution was $0.4840 per unit, which was $0.2060 below the applicable subordination threshold of $0.6900. All of the quarterly income available for distribution will be used to make the common unit distribution, which is $0.0446 below the applicable subordination threshold, and no subordinated unit distribution will be paid. Distributable income attributable to production from December 1, 2013 to February 28, 2014 was calculated as follows (in thousands except for unit and per unit amounts):

REVENUES:
Royalty income(a)	$25,334
EXPENSES:
Production taxes	486
Trust administrative expenses(b)	468
Derivative settlement loss	1,752
Total Expenses	2,706
Distributable income available to unitholders	$22,628

Distributable income per common unit (35,062,500 units)	$0.6454
Distributable income per subordinated unit (11,687,500 units)(c)	$—
___________________________________________________

(a)	Net of certain post-production expenses.

(b)	Includes cash reserves withheld.

(c)	As the distribution per common unit was below the applicable subordination threshold, no distribution was declared for the subordinated units.

ITEM 2.	Trustee's Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The following discussion and analysis is intended to help the reader understand the Trust’s financial condition and results of operations. This discussion and analysis should be read in conjunction with the Trust’s unaudited interim financial statements and the accompanying notes relating to the Trust and the Underlying Properties included in Item 1 of Part I of this Quarterly Report as well as the Trust’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”). Capitalized items in this Item 2 have the same meanings ascribed to them in Note 1 to the Trust’s financial statements included in Item 1 of Part I of this Quarterly Report.
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

Concurrent with the Trust's initial public offering in November 2011, Chesapeake conveyed the Royalty Interests to the Trust effective July 1, 2011, which included interests in (a) 69 Producing Wells in the Colony Granite Wash play and (b) 118 Development Wells that have since been or that are to be drilled in the Colony Granite Wash play on properties within the AMI. Chesapeake is obligated to drill, cause to be drilled or participate as a non-operator in the drilling of the Development Wells from drill sites in the AMI on or prior to June 30, 2016. Additionally, based on Chesapeake’s assessment of the ability of a Development Well to produce in paying quantities, Chesapeake is obligated to either complete and tie into production or plug and abandon each Development Well. As of March 31, 2014, Chesapeake had drilled and completed 80 wells within the AMI (approximately 88.9 Development Wells as calculated under the development agreement). As of May 5, 2014, Chesapeake had drilled and completed, or caused to be drilled and completed, a total of 81 wells within the AMI (approximately 89.5 Development Wells as calculated under the development agreement) and had drilled, or caused to be drilled, two additional wells within the AMI that were awaiting completion.
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
On November 16, 2011, Chesapeake novated to the Trust, and the Trust became party to, derivative contracts covering a portion of the production attributable to the Royalty Interests from October 1, 2011 through September 30, 2015. The Trust’s distributable income will include net settlements under these derivative contracts. The value of the derivative contracts as of March 31, 2014 and December 31, 2013 was a net liability of $8.5 million and $8.1 million, respectively.

The Trust is required to make quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s administrative expenses, on or about 60 days following the completion of each calendar quarter through (and including) the quarter ending June 30, 2031.The distribution made in the first quarter of 2014, consisting of proceeds attributable to production from September 1, 2013 through November 30, 2013, was made on March 3, 2014 to record unitholders as of February 19, 2014.
The amount of Trust revenues and cash distributions to Trust unitholders fluctuates from quarter to quarter depending on several factors, including:

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

The following table sets forth the subordination threshold and the incentive threshold for each calendar quarter through the second quarter of 2017, as established in the Trust Agreement:

Period	Subordination Threshold(a)	Incentive Threshold(a)
	(per unit)
2014:
First Quarter	$0.69	$1.04
Second Quarter	$0.68	$1.02
Third Quarter	$0.69	$1.03
Fourth Quarter	$0.66	$0.99
2015:
First Quarter	$0.66	$0.99
Second Quarter	$0.68	$1.02
Third Quarter	$0.64	$0.96
Fourth Quarter	$0.56	$0.84
2016:
First Quarter	$0.51	$0.76
Second Quarter	$0.47	$0.70
Third Quarter	$0.44	$0.66
Fourth Quarter	$0.41	$0.62
2017:
First Quarter	$0.39	$0.59
Second Quarter	$0.37	$0.56
 _____________________________________________________________________

(a)
For each quarter, the subordination threshold equals 80% of the target distribution and the incentive threshold equals 120% of the target distribution. The subordination and incentive thresholds terminate after the distribution is made for the fourth full calendar quarter following Chesapeake's completion of its drilling obligation.

Results of Trust Operations
The quarterly payments to the Trust with respect to the Royalty Interests are based on the amount of proceeds actually received by Chesapeake during the preceding calendar quarter. Proceeds from production are typically received by Chesapeake one month after production. Due to the timing of the payment of production proceeds, quarterly distributions made by Chesapeake to the Trust generally include royalties attributable to sales of oil, NGL and natural gas for three months, comprised of the first two months of the quarter just ended and the last month of the quarter prior to that one. Chesapeake is required to make the Royalty Interest payments to the Trust within 35 days of the end of each calendar quarter. During the three months ended March 31, 2014, the Trust received a payment on the Royalty Interests representing royalties attributable to proceeds from sales of oil, NGL and natural gas for September 1, 2013 through November 30, 2013.
The Trust’s income available for distribution throughout 2013 and continuing into 2014 has been adversely affected by several factors. Low natural gas prices combined with stronger oil prices have resulted in an industry-wide increase in drilling activity in oil- and NGL-rich plays since 2010. The resulting increase in production volumes of NGL led to a significant decrease in the price of NGL in both absolute terms and on a relative basis compared to oil. In addition to the Trust's exposure to low prices for natural gas and NGL, the Trust experienced reduced production volumes throughout 2013 and continuing into 2014, largely due to higher-than-expected pressure depletion within the AMI described below. For the quarterly production period from September 1, 2013 to November 31, 2013, the Trust paid a common unit distribution below the subordination threshold and no subordinated distribution was paid. Low levels of future production would continue to reduce the Trust’s revenues and distributable income available to unitholders and would likely result in continued distributions to common unitholders below the subordination threshold. When a quarterly cash distribution in respect of the common units is lower than the applicable subordination threshold, the common units are not entitled to receive any additional distributions nor are the common units or the subordinated units entitled to arrearages in any future quarter.
During the three months ended March 31, 2014, the Trust recognized approximately $7.7 million in impairments of the Royalty Interests primarily due to lower proved reserve quantities resulting from higher-than-expected pressure depletion within certain areas of the AMI. This depletion has resulted in lower initial production rates and lower expected ultimate recovery in some recent Development Wells. See Investment in Royalty Interests in Note 2 to the financial statements contained in Item 1 of Part I of this Quarterly Report for further discussion of the impairments.
As previously disclosed, Chesapeake reduced its operated rig count in the AMI from four rigs to two rigs in August 2013 to slow the pace of its drilling program and allow more time to apply well performance analysis from well to well. Chesapeake is incorporating into its current development plan for the AMI the results of additional testing and scientific analysis of the Colony Granite Wash reservoir that it has recently completed. In addition, Chesapeake continues to perform well performance analysis on a well-to-well basis in an effort to potentially enhance the value of the remaining Development Wells by optimizing well spacing and interval selections. However, Chesapeake is unable to predict how long its operated rig count will remain at two rigs or the outcome of the application of its additional testing and analysis, including any potential improvement in Development Well drilling performance or the potential effects on future distributions to Trust common unitholders. If well performance does not improve, the Trust's revenues and distributable income available to unitholders will be reduced further, contributing to continued distributions to common unitholders below the subordination threshold. Decreased well performance or lower expected ultimate recovery may also lead to further impairments of the Royalty Interests.
Trust Operations for the Three Months Ended March 31, 2014 as compared to March 31, 2013.
Distributable Income. The Trust's distributable income was $23.2 million for the three months ended March 31, 2014 compared to $27.9 million for the three months ended March 31, 2013, a decrease of $4.7 million. This decrease was primarily due to lower-than-expected initial production rates from Development Wells completed in the production period from September 1, 2013 to November 30, 2013 ("current production quarter") compared to the production period from September 1, 2012 to November 30, 2012 ("prior production quarter").

On a per unit basis, cash distributions during the three months ended March 31, 2014 and attributable to the current production quarter were $0.6624 per common unit and no subordinated unit distribution was paid as compared to $0.6700 per common unit and $0.3772 per subordinated unit for the three months ended March 31, 2013 and attributable to the prior production quarter. Distributable income for each of the production periods described above was calculated as follows:

	Three Months Ended March 31,
	2014	2013
	($ in thousands, except per unit data)
Revenues:
Royalty income(a)	$26,322	$29,463
Expenses:
Production taxes	513	588
Trust administrative expenses(b)	317	366
Derivative settlement loss	2,265	609
Total Expenses	3,095	1,563
Distributable income available to unitholders	$23,227	$27,900

Distributable income per common unit (35,062,500 units issued and outstanding)	$0.6624	$0.6700
Distributable income per subordinated unit (11,687,500 units issued and outstanding)(c)	$—	$0.3772
 _____________________________________________________

(a)	Net of certain post-production expenses.

(b)	Includes cash reserves withheld.

(c)	For the three months ended March 31, 2014, the distribution per common unit was below the applicable subordination threshold. As a result, no distribution was declared for the subordinated units.
Royalty Income.  Royalty income to the Trust for the three months ended March 31, 2014, and attributable to the current production quarter, totaled $26.3 million based upon sales of production attributable to the Royalty Interests of 115 thousand barrels ("mbbls") of oil, 280 mbbls of NGL and 2,488 million cubic feet ("mmcf") of natural gas. Total production attributable to the Royalty Interests for the current production quarter was 809 thousand barrels of oil equivalent (“mboe”). Average prices received for production, including the impact of certain post-production expenses and excluding production taxes, during the current production quarter were $96.39 per barrel ("bbl") of oil, $34.63 per bbl of NGL and $2.24 per thousand cubic feet ("mcf") of natural gas.
Royalty income to the Trust for the three months ended March 31, 2013, and attributable to the prior production quarter, totaled $29.5 million based upon sales of production attributable to the Royalty Interests of 151 mbbls of oil, 329 mbbls of NGL and 3,060 mmcf of natural gas. Total production attributable to the Royalty Interests for the prior production quarter was 990 mboe. Average prices received for production, including the impact of certain post-production expenses and excluding production taxes, during the prior production quarter were $86.26 per bbl of oil, $31.92 per bbl of NGL and $1.94 per mcf of natural gas.
Production Taxes.  Production taxes are calculated as a percentage of oil, NGL and natural gas revenues, net of any applicable tax credits. Production taxes for the three months ended March 31, 2014, and attributable to the current production quarter, totaled $0.5 million, or $0.63 per barrel of oil equivalent (“boe”), as compared to production taxes for the three months ended March 31, 2013, and attributable to the prior production quarter, which totaled $0.6 million, or $0.59 per boe. Production taxes represented approximately 2% of royalty income for each of the three months ended March 31, 2014 and 2013.

Trust Administrative Expenses. Trust administrative expenses, including additional cash reserves, for the three months ended March 31, 2014 totaled $0.3 million as compared to $0.4 million for the three months ended March 31, 2013. Trust administrative expenses primarily consist of the administrative fees paid to the Trustees and Chesapeake and costs for accounting and legal services.
Cash Settlements on Derivatives.  The Trust records gains or losses from the derivative contracts when proceeds are received or payments are made, respectively. Swaps covering the current production quarter were settled, during the three months ended March 31, 2014, with proceeds from royalty income for the current production quarter. Total losses during the three months ended March 31, 2014 were $2.3 million. Swaps covering the prior production quarter were settled, during the three months ended March 31, 2013, with proceeds from royalty income for the prior production quarter. Total losses during the three months ended March 31, 2013 were $0.6 million.
Impairments of Royalty Interests. During the three months ended March 31, 2014 and 2013, the Trust recognized approximately $7.7 million and $32.9 million in impairments of the Royalty Interests, respectively. The impairments were the result of downward reserve revisions attributable to production being below expectations, primarily as a result of higher-than-expected pressure depletion within some areas of the AMI. The impairments resulted in a non-cash charge to the Trust corpus and did not affect the Trust's distributable income.
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
The Trust is required to make quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s administrative expenses, on or about 60 days following the completion of each calendar quarter through (and including) the quarter ending June 30, 2031. The current quarter distribution of $0.6624 per common unit, consisting of proceeds attributable to production from September 1, 2013 through November 30, 2013, was made on March 3, 2014 to record unitholders as of February 19, 2014.

On May 8, 2014, the Trust declared a cash distribution of $0.6454 per common unit, consisting of proceeds attributable to production from December 1, 2013 to February 28, 2014. The distribution will be paid on May 30, 2014 to record unitholders as of May 20, 2014. The Trust's quarterly income available for distribution was $0.4840 per unit, which was $0.2060 below the applicable subordination threshold of $0.6900. All of the quarterly income available for distribution will be used to make the common unit distribution, which is $0.0446 below the applicable subordination threshold, and no subordinated unit distribution will be paid. Distributable income attributable to production from December 1, 2013 to February 28, 2014 was calculated as follows (in thousands except for unit and per unit amounts):

REVENUES:
Royalty income(a)	$25,334
EXPENSES:
Production taxes	486
Trust administrative expenses(b)	468
Derivative settlement loss	1,752
Total Expenses	2,706
Distributable income available to unitholders	$22,628

Distributable income per common unit (35,062,500 units)	$0.6454
Distributable income per subordinated unit (11,687,500 units)	$—
___________________________________________________

(a)	Net of certain post-production expenses.

(b)	Includes cash reserves withheld.

(c)	As the distribution per common unit was below the applicable subordination threshold, no distribution was declared for the subordinated units.
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
Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including cash reserves) is not sufficient to pay the Trust’s ordinary course expenses as they become due, Chesapeake will loan funds to the Trust necessary to pay such expenses. Any funds loaned by Chesapeake pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness for borrowed money of the Trust. If Chesapeake loans funds pursuant to this commitment, unless Chesapeake agrees otherwise, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. There were no loans outstanding as of March 31, 2014 or December 31, 2013.
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
Off-Balance Sheet Arrangements
The Trust has no off-balance sheet arrangements. The Trust has not guaranteed the debt of any other party, nor does the Trust have any other arrangements or relationships with other entities that could potentially result in unconsolidated debt, losses or contingent obligations other than the derivative contracts disclosed in the section Derivative Contracts in Note 3 in Item 1 of Part I of this Quarterly Report.
Critical Accounting Policies and Estimates
Refer to Note 2 in Item 1 of Part I for a discussion of significant accounting policies and estimates that impact the Trust's financial statements. Critical accounting policies and estimates relating to the Trust are contained in Item 7 of the 2013 Form 10-K.

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
As of March 31, 2014, the Trust had the following crude oil derivative contracts:

	Fixed-Price Oil Swaps
		Weighted	Fair Value
Production Quarter	Volume	Avg. Price	Liability
	(mbbl)	(per bbl)	($ in thousands)
Q4 2013(a)	60.4	$88.05	$(584)
Q1 2014(b)	179.8	$88.08	(1,897)
Q2 2014	180.3	$88.21	(2,107)
Q3 2014	178.8	$88.34	(1,682)
Q4 2014	174.3	$88.45	(1,163)
Q1 2015	171.0	$88.59	(695)
Q2 2015	175.4	$88.76	(319)
Q3 2015	153.6	$88.90	(27)
Total	1,273.6	$88.45	$(8,474)
 _________________________________________________________________________

(a)	Includes December 2013 production that was settled in May 2014.

(b)	Includes January and February 2014 production that was settled in May 2014.
To the extent expected oil production falls below the hedged oil volume, the derivative contracts will also cover expected NGL production. Such estimated production of NGL is hedged with crude oil derivative contracts using a conversion ratio of one barrel of NGL to 49.2% of a barrel of oil. In 2013 and continuing into the beginning of 2014, NGL prices decreased relative to oil prices. To the extent oil and NGL prices are not correlated, the derivative contracts will not effectively mitigate the price risk of the Trust’s NGL production.
The Trust’s obligations to the counterparty under the derivative contracts are secured by liens on proved reserves attributable to the Trust’s interest in the Underlying Properties. The value of the derivative contracts as of March 31, 2014 was a net liability of $8.5 million.

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
If Chesapeake were to default on its obligation to drill the Development Wells, the Trust would be able to foreclose on the Drilling Support Lien to the extent of Chesapeake’s remaining interests in the undeveloped portions of the AMI, file a lawsuit to collect money damages from Chesapeake and pursue other available legal remedies against Chesapeake. However, the Trust is not permitted to obtain specific performance from Chesapeake of its drilling obligation and the maximum amount the Trust can recover in a foreclosure or other action was limited to approximately $63.5 million as of May 5, 2014 and will decease as the remaining Development Wells are drilled and completed.
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
Changes in Internal Control over Financial Reporting.  During the three months ended March 31, 2014, there has been no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting related to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Chesapeake.

PART II. OTHER INFORMATION
ITEM 1A. Risk Factors
Risk factors relating to the Trust are contained in Part I, Item 1A of the 2013 Form 10-K. There have not been any material changes from the risk factors previously disclosed in the 2013 Form 10-K.

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
Date: May 8, 2014

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