Form 10-Q
period 2014-06-30
CHESAPEAKE GRANITE WASH TRUST
filed 2014-08-07
CIK 1524769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X]    Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [X]
As of August 6, 2014, 35,062,500 Common Units and 11,687,500 Subordinated Units representing beneficial interests in Chesapeake Granite Wash Trust were outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (Unaudited)

	June 30, 2014	December 31, 2013

	($ in thousands)
ASSETS:
Cash and cash equivalents	$1,095	$1,136

Investment in royalty interests	487,793	487,793
Less: accumulated amortization and impairment	(200,827)	(170,641)
Net investment in royalty interests	286,966	317,152
Total assets	$288,061	$318,288
LIABILITIES AND TRUST CORPUS:
Short-term derivative liability	$9,951	$7,045
Long-term derivative liability	3,150	1,026
Total liabilities	13,101	8,071
Trust Corpus; 35,062,500 common units and 11,687,500 subordinated units authorized and outstanding	274,960	310,217
Total liabilities and Trust corpus	$288,061	$318,288

The accompanying notes are an integral part of these financial statements.

CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF DISTRIBUTABLE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	($ in thousands, except per unit data)
REVENUES:
Royalty income	$25,334	$29,868	$51,656	$59,331
EXPENSES:
Production taxes	486	577	999	1,165
Trust administrative expenses	468	573	785	939
Cash settlements on derivatives	1,752	1,007	4,017	1,616
Total expenses	2,706	2,157	5,801	3,720
Distributable income	$22,628	$27,711	$45,855	$55,611

Distributable income per common unit (35,062,500 units)	$0.6454	$0.6900	$1.3078	$1.3600
Distributable income per subordinated unit (11,687,500 units)	$—	$0.3010	$—	$0.6782
CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	($ in thousands)
TRUST CORPUS: Beginning of period	$290,250	$370,181	$310,217	$421,537
Cash reserve surplus (deficit)	(25)	40	(42)	71
Amortization of investment in royalty interests	(9,687)	(15,260)	(21,542)	(32,049)
Impairment of investment in royalty interests	(951)	(11,430)	(8,643)	(44,330)
Change in derivative liability	(4,627)	5,706	(5,030)	4,008
Distributable income	22,628	27,711	45,855	55,611
Distributions paid to unitholders	(22,628)	(27,711)	(45,855)	(55,611)
TRUST CORPUS: End of period	$274,960	$349,237	$274,960	$349,237

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
The aggregate common unit distributions paid in the six months ended June 30, 2014 totaled $1.3078 per unit. No subordinated unit distributions were paid during the six months ended June 30, 2014. The distributable income for each of the two production periods from September 1, 2013 to February 28, 2014 was, in each case, below the subordination threshold. All of the subordinated units are held by Chesapeake. See Risks and Uncertainties in Note 2 below.
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

2.	Basis of Presentation and Significant Accounting Policies
Basis of Accounting.  The accompanying Statement of Assets, Liabilities and Trust Corpus as of December 31, 2013 and the unaudited interim financial statements of the Trust as of, or for the three and six months ended, June 30, 2014 and 2013, have been presented in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and include all adjustments which are, in the opinion of the Trustee, necessary to fairly state our financial position and results of operations for the periods presented. The accompanying unaudited interim financial statements should be read in conjunction with the December 31, 2013 audited financial statements and notes of the Trust included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2013. These financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all disclosures required for financial statements prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP").
Financial statements of the Trust differ from financial statements prepared in accordance with GAAP as the Trust records revenues when received and expenses when paid and may also establish certain cash reserves for contingencies which would not be accrued in financial statements prepared in accordance with GAAP. This non-GAAP comprehensive basis of accounting corresponds to the accounting principles permitted for royalty trusts by the SEC as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.
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
Risks and Uncertainties.  The Trust’s revenues and distributions are substantially dependent upon the prevailing and future prices for oil, NGL and natural gas, each of which depends on numerous factors beyond the Trust’s control such as economic conditions, regulatory developments and competition from other energy sources. Oil, NGL and natural gas prices historically have been volatile, and may be subject to significant fluctuations in the future. The Trust’s derivative contracts are intended to mitigate the effect of this price volatility on a portion of the Trust’s anticipated oil and NGL production through September 30, 2015. See Note 3 for discussion of the Trust’s derivative contracts.

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The Trust’s income available for distribution throughout 2013 and 2014 has been adversely affected by several factors. Lower natural gas prices combined with stronger oil prices have resulted in an industry-wide increase in drilling activity in oil- and NGL-rich plays since 2010. The resulting increase in production volumes of NGL led to a significant decrease in the price of NGL in both absolute terms and on a relative basis compared to oil. In addition to the Trust's exposure to low prices for natural gas and NGL, the Trust experienced reduced production volumes throughout 2013 and 2014, largely due to higher-than-expected pressure depletion within the AMI described below. For the quarterly production periods from September 1, 2013 to November 31, 2013 and December 1, 2013 to February 28, 2014, the Trust paid a common unit distribution below the subordination threshold and no subordinated distribution was paid. On August 7, 2014, the Trust declared a cash distribution of $0.5796 per common unit, consisting of proceeds attributable to production from March 1, 2014 to May 31, 2014. All of the quarterly income available for distribution will be used to make the common unit distribution and no subordinated unit distribution will be paid. The distribution will be paid on August 29, 2014 to record unitholders as of August 19, 2014. See Note 6 for information regarding prior distributions paid and Note 7 for information regarding the distribution to be paid on August 29, 2014. Low levels of future production would continue to reduce the Trust’s revenues and distributable income available to unitholders and would likely result in distributions to common unitholders at or below the subordination threshold. When a quarterly cash distribution in respect of the common units is lower than the applicable subordination threshold, the common units are not entitled to receive any additional distributions nor are the common units or the subordinated units entitled to arrearages in any future quarter.
For the three months ended June 30, 2014 and 2013 and the six months ended June 30, 2014 and 2013, the Trust recognized approximately $1.0 million, $11.4 million, $8.6 million and $44.3 million, respectively, in impairments of the Royalty Interests primarily due to lower proved reserve quantities resulting from higher-than-expected pressure depletion within certain areas of the AMI. This depletion has resulted in lower initial production rates and lower expected ultimate recovery in some recent Development Wells. See Investment in Royalty Interests below for further discussion of the impairments.
As previously disclosed, Chesapeake reduced its operated rig count in the AMI from four rigs to two rigs in August 2013 to slow the pace of its drilling program and allow more time to apply well performance analysis on a well-to-well basis. Chesapeake is incorporating the results of its analysis of the Colony Granite Wash reservoir into its development plan for the AMI and has made adjustments to well spacing and interval selections in an effort to enhance the value of the remaining Development Wells. The initial indication is that these adjustments will result in less pressure depletion for areas in the AMI where recent Development Wells have been drilled. Chesapeake anticipates that the drilling program will remain at two rigs while it continues to analyze the impact of these adjustments. However, Chesapeake is unable to predict whether these adjustments will continue to result in less pressure depletion in these areas, whether reduced pressure depletion will result in a corresponding improvement in Development Well performance or the effects on future distributions to Trust common unitholders. If well performance does not improve, the Trust's revenues and distributable income available to unitholders will be reduced further, contributing to continued distributions to common unitholders at or below the subordination threshold. Decreased well performance or lower expected ultimate recovery may also lead to further impairments of the Royalty Interests.
Chesapeake’s ability to perform its obligations to the Trust will depend on its future results of operations, financial condition and liquidity, which in turn will depend upon the supply and demand for oil, NGL and natural gas, prevailing economic conditions and financial, business and other factors, many of which are beyond Chesapeake’s control.
If Chesapeake were to default on its obligation to drill the Development Wells, the Trust would be able to foreclose on a drilling support lien (the “Drilling Support Lien”) to the extent of Chesapeake’s remaining interests in the undeveloped portions of the AMI, file a lawsuit to collect monetary damages from Chesapeake and pursue other available legal remedies against Chesapeake. However, the Trust is not permitted to obtain specific performance from Chesapeake of its drilling obligation and the maximum amount the Trust can recover in a foreclosure or other action was limited to approximately $54.7 million as of June 30, 2014 and August 4, 2014. The maximum amount that may be recovered under the Drilling Support Lien will decrease as the remaining Development Wells are drilled and completed.
Delays and expenses associated with a foreclosure could reduce distributions to the Trust unitholders by reducing the amount of proceeds available for distribution and could result in the loss of acreage due to leasehold expirations. Any amounts actually recovered in a foreclosure action would be applied to completion of Chesapeake’s drilling

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)

obligation, would not result in any distribution to the Trust unitholders and could be insufficient to drill the number of wells needed for the Trust to realize the full value of the Royalty Interests in the Development Wells.
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
On a quarterly basis, the Trust evaluates the carrying value of the Investment in Royalty Interests under the full cost accounting method prescribed by the SEC. This quarterly review is referred to as a ceiling test. Under the ceiling test, the carrying value of the Investment in Royalty Interests may not exceed an amount equal to the sum of the present value (using a 10% discount rate) of the estimated future net revenues from proved reserves. For the three months ended June 30, 2014 and 2013, the carrying value of the Investment in Royalty Interests exceeded the estimated present value calculation of future net revenues from proved reserves, resulting in approximately $1.0 million and $11.4 million in impairments, respectively. For the six months ended June 30, 2014 and 2013 there was an aggregate of $8.6 million and $44.3 million in impairments in the carrying value of the Investment in Royalty Interests, respectively. The impairments were the result of reserve revisions attributable to results being below expectations, primarily caused by higher-than-expected pressure depletion within certain areas of the AMI. The impairments resulted in non-cash charges to Trust corpus and did not affect the Trust's distributable income. See Risks and Uncertainties above for further discussion.
Derivatives.  To mitigate a portion of the exposure to adverse market changes of oil prices and, to the extent oil production falls below the hedged oil volume, NGL prices, the Trust is party to derivative contracts with its hedge counterparty. See Note 3 for discussion of the derivative contracts currently outstanding.
The Trust records gains or losses from the derivative contracts when proceeds are received or payments are made, respectively. Additionally, changes in the fair value of the derivative contracts are accounted for as an adjustment to Trust corpus and the fair value carried on the Statements of Assets, Liabilities and Trust Corpus. Cash distributions to unitholders are increased or decreased by the effect of the Trust's derivative contracts.
Loan Commitment.  Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course expenses as they become due, Chesapeake will loan funds to the Trust necessary to pay such expenses. Such loans will be recorded as a liability on the Statements of Assets, Liabilities and Trust Corpus until repaid. A loan neither increases nor decreases distributions to unitholders; however, no further distributions may be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until the loan is repaid. There were no loans outstanding as of June 30, 2014 or December 31, 2013.
Revenues and Expenses. Neither the Trust nor the Trustee is responsible for, or has any control over, any costs related to the drilling of the Development Wells or any other operating or capital costs of the Underlying Properties. The Trust’s revenues with respect to the Royalty Interests in the Underlying Properties are net of existing royalties and overriding royalties associated with Chesapeake's interests and are determined after deducting certain post-production expenses and any applicable taxes associated with the Royalty Interests. Post-production expenses generally consist of costs incurred to gather, store, compress, transport, process, treat, dehydrate and market the oil, NGL and natural gas produced. However, the Trust is not responsible for costs of marketing services provided by affiliates of Chesapeake. Cash distributions to unitholders are reduced by the Trust’s general and administrative expenses.

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)

3.	Derivative Contracts
The Trust's derivative contracts are intended to manage its exposure to variability in cash flow from changes in oil prices and, to the extent oil production falls below hedged oil volume, NGL prices. On November 16, 2011, Chesapeake novated the derivative contracts described in the table below to the Trust pursuant to which the Trust became party to derivative contracts covering a portion of its expected production from October 1, 2011 through September 30, 2015. These derivative contracts consist of fixed-price oil swaps in which the Trust receives a fixed price and pays a floating market price based on New York Mercantile Exchange (“NYMEX”) settlement prices to the counterparty for the underlying commodity of the derivative. As a party to these contracts, the Trust receives payments directly from its counterparty or is required to pay any amounts owed directly to the counterparty. All swaps are net settled based on the difference between the fixed-price payment and the floating-price payment. Settlements are due on a quarterly basis, including the first two months of the calendar quarter just ended and the last month of the calendar quarter prior to that one. Any payment due to or from such counterparty is required to be made by the 40th day following the end of the calendar quarter in which such payment becomes due.
The Trust’s obligations to the counterparty under the derivative contracts are secured by liens on proved reserves attributable to the Trust’s interest in the Underlying Properties. The counterparty’s obligations under the hedge facility must be secured by cash or short-term U.S. Treasury instruments to the extent that any mark-to-market amounts owed to the Trust exceed defined thresholds. Mark-to-market amounts did not exceed the defined thresholds as of June 30, 2014.
As of June 30, 2014, the Trust had the following crude oil derivative contracts:

	Fixed-Price Oil Swaps
		Weighted	Fair Value
Production Quarter	Volume	Avg. Price	Liability
	(mbbl)	(per bbl)	($ in thousands)
Q1 2014(a)	59.0	$88.15	$(784)
Q2 2014(b)	180.3	$88.21	(2,609)
Q3 2014	178.8	$88.34	(2,834)
Q4 2014	174.3	$88.45	(2,379)
Q1 2015	171.0	$88.59	(1,901)
Q2 2015	175.4	$88.76	(1,485)
Q3 2015	153.6	$88.90	(1,109)
Total	1,092.4	$88.51	$(13,101)
 _______________________________________________________________________

(a)	Includes March 2014 production that was settled in August 2014.

(b)	Includes April and May 2014 production that was settled in August 2014.
To the extent expected oil production falls below the hedged oil volume, the derivative contracts also cover expected NGL production. Such estimated production of NGL is hedged with crude oil derivative contracts using a conversion ratio of one barrel of NGL to 49.2% of a barrel of oil. Throughout 2013 and 2014, NGL prices decreased relative to oil prices. To the extent oil and NGL prices are not correlated, the derivative contracts do not effectively mitigate the price risk of the Trust’s NGL production.
Additional Disclosures Regarding Derivative Contracts
In accordance with accounting guidance for derivatives and hedging, and because a legal right of set-off exists, the Trust has netted the value of its derivative contracts with the counterparty in the accompanying Statements of Assets, Liabilities and Trust Corpus. Short-term derivative liability represents the estimated fair value of derivatives scheduled to settle in cash over the next twelve months based on market prices as of June 30, 2014. The Trust does not apply hedge accounting to any of its derivative contracts, and therefore, any changes in the fair value of the derivative contracts prior to settlement are accounted for as an adjustment to Trust corpus. Results of settled derivative contracts are reflected in distributable income in the period when paid. For the three months ended June 30, 2014 and

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)

2013, the Trust settled derivative contracts that resulted in payments to the counterparty of $1.8 million and $1.0 million, respectively. For the six months ended June 30, 2014 and 2013, the Trust settled derivative contracts that resulted in payments to the counterparty, in the aggregate, of $4.0 million and $1.6 million, respectively.
The following table presents the fair value and location of each classification of derivative contracts disclosed in the Statements of Assets, Liabilities and Trust Corpus as of June 30, 2014 and December 31, 2013 on a gross basis without regard to same-counterparty netting:

		Fair Value
	Statements of Assets, Liabilities and Trust Corpus Location	June 30, 2014	December 31, 2013
		($ in thousands)
Asset Derivatives:
Not designated as hedging instrument
Commodity contracts	Short-term derivative asset	$—	$—
Commodity contracts	Long-term derivative asset	—	728
Total		—	728

Liability Derivatives:
Not designated as hedging instrument
Commodity contracts	Short-term derivative liability	(9,951)	(7,045)
Commodity contracts	Long-term derivative liability	(3,150)	(1,754)
Total		(13,101)	(8,799)
Total derivatives instruments		$(13,101)	$(8,071)
All of the Trust’s derivative positions are subject to netting arrangements which provide for offsetting of asset and liability positions, as well as related cash collateral if applicable. Such netting arrangements generally do not have restrictions. Under such netting arrangements, the Trust offsets the fair value of derivative instruments with cash collateral received or paid for those contracts executed with the same counterparty, which reduces the Trust’s total assets and Trust corpus. As of June 30, 2014 and December 31, 2013, the Trust did not have any cash collateral balances for these derivatives.
The following tables present the netting offsets of derivative assets and liabilities as of June 30, 2014 and December 31, 2013:

	June 30, 2014
	Derivative Assets		Derivative Liabilities
	Short-term	Long-term	Short-term	Long-term
	($ in thousands)
Commodity Contracts:
Gross amounts of recognized assets (liabilities)	$—	$—	$(9,951)	$(3,150)
Gross amounts offset in the Statement of Assets, Liabilities and Trust Corpus	—	—	—	—
Total derivatives as reported	$—	$—	$(9,951)	$(3,150)

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	December 31, 2013
	Derivative Assets		Derivative Liabilities
	Short-term	Long-term	Short-term	Long-term
	($ in thousands)
Commodity Contracts:
Gross amounts of recognized assets (liabilities)	$—	$728	$(7,045)	$(1,754)
Gross amounts offset in the Statement of Assets, Liabilities and Trust Corpus	—	(728)	—	728
Total derivatives as reported	$—	$—	$(7,045)	$(1,026)
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
Fair Value of Derivatives. The fair value of the Trust's derivatives is based on third-party pricing models which utilize inputs that are either readily available in the public market, such as oil forward curves and discount rates, or can be corroborated from active markets or broker quotes. These values are compared to the values given by our counterparty for reasonableness. Since commodity swaps do not include optionality and therefore generally have no unobservable inputs, they are classified as Level 2.
The following table provides fair value measurement information for financial assets (liabilities) measured at fair value on a recurring basis as of June 30, 2014:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	($ in thousands)
Financial Assets (Liabilities):
Derivative liabilities	$—	$(13,101)	$—	$(13,101)
Total	$—	$(13,101)	$—	$(13,101)

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
Additionally, the administrative services agreement established Chesapeake as the Trust’s hedge manager, pursuant to which Chesapeake has the authority, on behalf of the Trust, to administer the Trust’s derivative contracts. As hedge manager, Chesapeake also has authority to terminate, restructure or otherwise modify all or any portion of the derivative contracts to the extent that Chesapeake reasonably determines, acting in good faith, that the volumes hedged under such contracts exceed, or are expected to exceed, the combined estimated production attributable to the Royalty Interests over the periods hedged. However, in fulfilling its role as hedge manager, Chesapeake does not act as a fiduciary for the Trust and has no affirmative duty to modify any of the Trust’s derivative contracts, except as required by the derivative contracts and the administrative services agreement. Moreover, the Trust has agreed to indemnify Chesapeake for any actions it takes in this regard.
The administrative services agreement will terminate upon the earliest to occur of (a) the date the Trust shall have dissolved and wound up its business and affairs in accordance with the Trust Agreement, (b) the date that all of the Royalty Interests have been terminated or are no longer held by the Trust, (c) with respect to services to be provided

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)

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
Chesapeake’s drilling activity with respect to the Development Wells is consistent with its intent to meet the drilling obligation contemplated by the development agreement. See Risks and Uncertainties in Note 2 regarding the operated rig count reduction in August 2013 from four rigs to two rigs.
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
Loan Commitment. Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course expenses as they become due, Chesapeake will loan funds to the Trust necessary to pay such expenses. Any funds loaned by Chesapeake pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness for borrowed money of the Trust. If Chesapeake loans funds pursuant to this commitment, unless Chesapeake agrees otherwise, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. There were no loans outstanding as of June 30, 2014 or December 31, 2013.

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)

6.	Distributions to Unitholders
The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s expenses, approximately 60 days following the completion of each quarter through (and including) the quarter ending June 30, 2031.
For the six months ended June 30, 2014 and 2013, the Trust declared and paid the following cash distributions:

Calendar Quarter	Production Period	Distribution Date	Cash Distribution per Common Unit	Cash Distribution per Subordinated Unit
Q2 2014	December 2013 - February 2014	May 30, 2014	$0.6454	$—
Q1 2014	September 2013 - November 2013	March 3, 2014	$0.6624	$—
Q2 2013	December 2012 - February 2013	May 31, 2013	$0.6900	$0.3010
Q1 2013	September 2012 - November 2012	March 1, 2013	$0.6700	$0.3772
7. Subsequent Events
On August 7, 2014, the Trust declared a cash distribution of $0.5796 per common unit, consisting of proceeds attributable to production from March 1, 2014 to May 31, 2014. The distribution will be paid on August 29, 2014 to record unitholders as of August 19, 2014. The Trust's quarterly income available for distribution was $0.4347 per unit, which was $0.2453 below the applicable subordination threshold of $0.6800. All of the quarterly income available for distribution will be used to make the common unit distribution and no subordinated unit distribution will be paid. Distributable income attributable to production from March 1, 2014 to May 31, 2014 was calculated as follows (in thousands except for unit and per unit amounts):

REVENUES:
Royalty income(a)	$23,606
EXPENSES:
Production taxes	494
Trust administrative expenses(b)	408
Derivative settlement loss	2,383
Total Expenses	3,285
Distributable income available to unitholders	$20,321

Distributable income per common unit (35,062,500 units)	$0.5796
Distributable income per subordinated unit (11,687,500 units)(c)	$—
___________________________________________________

(a)	Net of certain post-production expenses.

(b)	Includes cash reserves withheld.

(c)	As the common unit distribution is below the applicable subordination threshold, no distribution was declared for the subordinated units.

ITEM 2.	Trustee's Discussion and Analysis of Financial Condition and Results of Operations
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
Concurrent with the Trust's initial public offering in November 2011, Chesapeake conveyed the Royalty Interests to the Trust effective July 1, 2011, which included interests in (a) 69 Producing Wells in the Colony Granite Wash play and (b) 118 Development Wells that have since been or that are to be drilled in the Colony Granite Wash play on properties within the AMI. Chesapeake is obligated to drill, cause to be drilled or participate as a non-operator in the drilling of the Development Wells from drill sites in the AMI on or prior to June 30, 2016. Additionally, based on Chesapeake’s assessment of the ability of a Development Well to produce in paying quantities, Chesapeake is obligated to either complete and tie into production or plug and abandon each Development Well. As of June 30, 2014, Chesapeake had drilled and completed 84 wells within the AMI (approximately 93.4 Development Wells as calculated under the development agreement) and had drilled two additional wells within the AMI that were awaiting completion as of August 4, 2014.
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
On November 16, 2011, Chesapeake novated to the Trust, and the Trust became party to, derivative contracts covering a portion of the production attributable to the Royalty Interests from October 1, 2011 through September 30, 2015. The Trust’s distributable income includes net settlements under these derivative contracts. The fair value of the derivative contracts as of June 30, 2014 and December 31, 2013 was a net liability of $13.1 million and $8.1 million, respectively.

The Trust is required to make quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s administrative expenses, on or about 60 days following the completion of each calendar quarter through (and including) the quarter ending June 30, 2031.The distribution made in the first quarter of 2014, consisting of proceeds attributable to production from September 1, 2013 through November 30, 2013, was made on March 3, 2014 to record unitholders as of February 19, 2014. The distribution made in the second quarter of 2014, consisting of proceeds attributable to production from December 1, 2013 through February 28, 2014, was made on May 30, 2014 to record unitholders as of May 20, 2014.
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
Subordination Threshold.  In order to provide support for cash distributions on the common units, Chesapeake agreed to subordinate 11,687,500 of the Trust units retained following the initial public offering of common units, which constitute 25% of the outstanding Trust units. The subordinated units are entitled to receive pro rata distributions from the Trust each quarter if and to the extent there is sufficient cash to pay a cash distribution on the common units that is no less than 80% of the target distribution for the corresponding quarter. If there is not sufficient cash to fund such a distribution on all of the common units, the distribution to be made with respect to the subordinated units is reduced or eliminated for such quarter in order to make a distribution, to the extent possible, of up to the subordination threshold amount on all the common units, including the common units held by Chesapeake.
Incentive Threshold.  In exchange for agreeing to subordinate a portion of its Trust units, and in order to provide additional financial incentive to Chesapeake to satisfy its drilling obligation and perform operations on the Underlying Properties in an efficient and cost-effective manner, Chesapeake is entitled to receive incentive distributions equal to 50% of the amount by which the cash available for distribution on all of the Trust units in any quarter is 20% greater than the target distribution for such quarter. The remaining 50% of cash available for distribution in excess of the applicable incentive threshold is paid to the Trust unitholders, including Chesapeake, on a pro rata basis.
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

The following table sets forth the subordination threshold and the incentive threshold for each calendar quarter through the second quarter of 2017, as established in the Trust Agreement:

Period	Subordination Threshold(a)	Incentive Threshold(a)
	(per unit)
2014:
First Quarter(b)	$0.69	$1.04
Second Quarter(c)	$0.68	$1.02
Third Quarter	$0.69	$1.03
Fourth Quarter	$0.66	$0.99
2015:
First Quarter	$0.66	$0.99
Second Quarter	$0.68	$1.02
Third Quarter	$0.64	$0.96
Fourth Quarter	$0.56	$0.84
2016:
First Quarter	$0.51	$0.76
Second Quarter	$0.47	$0.70
Third Quarter	$0.44	$0.66
Fourth Quarter	$0.41	$0.62
2017:
First Quarter	$0.39	$0.59
Second Quarter	$0.37	$0.56
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

(b)
A distribution of $0.6454 per common unit was paid on May 30, 2014 to unitholders of record as of May 20, 2014. As the common unit distribution was below the subordination threshold, no distribution was paid for the subordinated units.

(c)
A distribution of $0.5796 per common unit was declared on August 7, 2014 to unitholders of record as of August 19, 2014. The distribution will be paid on August 29, 2014. As the common unit distribution is below the subordination threshold, no distribution was declared for the subordinated units.

Results of Trust Operations
The quarterly payments to the Trust with respect to the Royalty Interests are based on the amount of proceeds actually received by Chesapeake during the preceding calendar quarter. Proceeds from production are typically received by Chesapeake one month after production. Due to the timing of the payment of production proceeds, quarterly distributions made by Chesapeake to the Trust generally include royalties attributable to sales of oil, NGL and natural gas for three months, comprised of the first two months of the quarter just ended and the last month of the quarter prior to that one. Chesapeake is required to make the Royalty Interest payments to the Trust within 35 days of the end of each calendar quarter. During the six months ended June 30, 2014, the Trust received payments on the Royalty Interests representing royalties attributable to proceeds from sales of oil, NGL and natural gas for September 1, 2013 through February 28, 2014.
The Trust’s income available for distribution throughout 2013 and 2014 has been adversely affected by several factors. Lower natural gas prices combined with stronger oil prices have resulted in an industry-wide increase in drilling activity in oil- and NGL-rich plays since 2010. The resulting increase in production volumes of NGL led to a significant decrease in the price of NGL in both absolute terms and on a relative basis compared to oil. In addition to the Trust's exposure to low prices for natural gas and NGL, the Trust experienced reduced production volumes throughout 2013 and 2014, largely due to higher-than-expected pressure depletion within the AMI described below. For the quarterly production periods from September 1, 2013 to November 31, 2013 and December 1, 2013 to February 28, 2014, the Trust paid a common unit distribution below the subordination threshold and no subordinated distribution was paid. Low levels of future production would continue to reduce the Trust’s revenues and distributable income available to unitholders and would likely result in continued distributions to common unitholders at or below the subordination threshold. When a quarterly cash distribution in respect of the common units is lower than the applicable subordination threshold, the common units are not entitled to receive any additional distributions nor are the common units or the subordinated units entitled to arrearages in any future quarter.
During the three months ended June 30, 2014 and March 31, 2014, the Trust recognized approximately $1.0 million and $7.7 million, respectively, in impairments of the Royalty Interests primarily due to lower proved reserve quantities resulting from higher-than-expected pressure depletion within certain areas of the AMI. This depletion has resulted in lower initial production rates and lower expected ultimate recovery in some recent Development Wells. See Investment in Royalty Interests in Note 2 to the financial statements contained in Item 1 of Part I of this Quarterly Report for further discussion of the impairments.
As previously disclosed, Chesapeake reduced its operated rig count in the AMI from four rigs to two rigs in August 2013 to slow the pace of its drilling program and allow more time to apply well performance analysis on a well-to-well basis. Chesapeake is incorporating the results of its analysis of the Colony Granite Wash reservoir into its development plan for the AMI and has made adjustments to well spacing and interval selections in an effort to enhance the value of the remaining Development Wells. The initial indication is that these adjustments will result in less pressure depletion for areas in the AMI where recent Development Wells have been drilled. Chesapeake anticipates that the drilling program will remain at two rigs while it continues to analyze the impact of these adjustments. However, Chesapeake is unable to predict whether these adjustments will continue to result in less pressure depletion in these areas, whether reduced pressure depletion will result in a corresponding improvement in Development Well performance or the effects on future distributions to Trust common unitholders. If well performance does not improve, the Trust's revenues and distributable income available to unitholders will be reduced further, contributing to continued distributions to common unitholders at or below the subordination threshold. Decreased well performance or lower expected ultimate recovery may also lead to further impairments of the Royalty Interests.
Trust Operations for the Three Months Ended June 30, 2014 as compared to June 30, 2013.
Distributable Income. The Trust's distributable income was $22.6 million for the three months ended June 30, 2014 compared to $27.7 million for the three months ended June 30, 2013, a decrease of $5.1 million. This decrease was primarily due to lower-than-expected initial production rates from Development Wells completed in the production period from December 1, 2013 to February 28, 2014 ("current production quarter") as compared to the production period from December 1, 2012 to February 28, 2013 ("prior production quarter"). The decrease was partially offset by an increase in the price received for oil, NGL and natural gas for the current production quarter as compared to the prior production quarter. See Royalty Income below for information regarding the change in average prices received and the change in sales volumes.

On a per unit basis, cash distributions during the three months ended June 30, 2014 and attributable to the current production quarter were $0.6454 per common unit and no subordinated unit distribution was paid as compared to cash distributions of $0.6900 per common unit and $0.3010 per subordinated unit for the three months ended June 30, 2013 and attributable to the prior production quarter. Distributable income for each of the production periods described above was calculated as follows:

	Three Months Ended June 30,
	2014	2013
	($ in thousands, except per unit data)
Revenues:
Royalty income(a)	$25,334	$29,868
Expenses:
Production taxes	486	577
Trust administrative expenses(b)	468	573
Derivative settlement loss	1,752	1,007
Total Expenses	2,706	2,157
Distributable income available to unitholders	$22,628	$27,711

Distributable income per common unit (35,062,500 units issued and outstanding)	$0.6454	$0.6900
Distributable income per subordinated unit (11,687,500 units issued and outstanding)(c)	$—	$0.3010
 _____________________________________________________

(a)	Net of certain post-production expenses.

(b)	Includes cash reserves withheld.

(c)	For the three months ended June 30, 2014, the common unit distribution was below the applicable subordination threshold. As a result, no distribution was declared for the subordinated units.
Royalty Income.  Royalty income to the Trust for the three months ended June 30, 2014, and attributable to the current production quarter, totaled $25.3 million based upon sales of production attributable to the Royalty Interests of 102 thousand barrels ("mbbls") of oil, 221 mbbls of NGL and 2,111 million cubic feet ("mmcf") of natural gas. Total production attributable to the Royalty Interests for the current production quarter was 675 thousand barrels of oil equivalent (“mboe”). Average prices received for production, including the impact of certain post-production expenses and excluding production taxes, during the current production quarter were $92.68 per barrel ("bbl") of oil, $40.51 per bbl of NGL and $3.28 per thousand cubic feet ("mcf") of natural gas.
Royalty income to the Trust for the three months ended June 30, 2013, and attributable to the prior production quarter, totaled $29.9 million based upon sales of production attributable to the Royalty Interests of 149 mbbls of oil, 312 mbbls of NGL and 2,886 mmcf of natural gas. Total production attributable to the Royalty Interests for the prior production quarter was 942 mboe. Average prices received for production, including the impact of certain post-production expenses and excluding production taxes, during the prior production quarter were $88.08 per bbl of oil, $32.67 per bbl of NGL and $2.28 per mcf of natural gas.
Production Taxes.  Production taxes are calculated as a percentage of oil, NGL and natural gas revenues, net of any applicable tax credits. Production taxes for the three months ended June 30, 2014, and attributable to the current production quarter, totaled $0.5 million, or $0.72 per barrel of oil equivalent (“boe”), as compared to production taxes for the three months ended June 30, 2013, and attributable to the prior production quarter, which totaled $0.6 million, or $0.61 per boe. Production taxes represented approximately 2% of royalty income for each of the three months ended June 30, 2014 and 2013.

Trust Administrative Expenses. Trust administrative expenses, including additional cash reserves, for the three months ended June 30, 2014 totaled $0.5 million as compared to $0.6 million for the three months ended June 30, 2013. Trust administrative expenses primarily consist of the administrative fees paid to the Trustees and Chesapeake and costs for accounting and legal services.
Cash Settlements on Derivatives.  The Trust records gains or losses from the derivative contracts when proceeds are received or payments are made, respectively. Swaps covering the current production quarter were settled, during the three months ended June 30, 2014, with proceeds from royalty income for the current production quarter. Total losses during the three months ended June 30, 2014 were $1.8 million. Swaps covering the prior production quarter were settled, during the three months ended June 30, 2013, with proceeds from royalty income for the prior production quarter. Total losses during the three months ended June 30, 2013 were $1.0 million.
Impairments of Royalty Interests. During the three months ended June 30, 2014 and 2013, the Trust recognized approximately $1.0 million and $11.4 million in impairments of the Royalty Interests, respectively. The impairments were the result of downward reserve revisions attributable to production being below expectations, primarily as a result of higher-than-expected pressure depletion within some areas of the AMI. The impairments resulted in a non-cash charge to Trust corpus and did not affect the Trust's distributable income. See Risks and Uncertainties in Note 2 of the notes to our financial statements included in Item I of Part I of this Quarterly Report for further discussion of the impairments.
Trust Operations for the Six Months Ended June 30, 2014 as compared to June 30, 2013.

Distributable Income. The Trust's distributable income was $45.9 million for the six months ended June 30, 2014 compared to $55.6 million for the six months ended June 30, 2013, a decrease of $9.7 million. This decrease was primarily due to lower-than-expected initial production rates from Development Wells completed in the production period from September 1, 2013 to February 28, 2014 ("current production period") as compared to the production period from September 1, 2012 to February 28, 2013 ("prior production period"). The decrease was partially offset by an increase in the price received for oil, NGL and natural gas for the current production period as compared to the prior production period. See Royalty Income below for information regarding the change in average prices received and the change in sales volumes.

On a per unit basis, cash distributions during the six months ended June 30, 2014 and attributable to the current production period were $1.3078 per common unit and no subordinated unit distributions were paid as compared to $1.3600 per common unit and $0.6782 per subordinated unit for the six months ended June 30, 2013 and attributable to the prior production period. Distributable income for the six months ended June 30, 2014, and attributable to the current production period, and the six months ended June 30, 2013, and attributable to prior production period, was calculated as follows:

	Six Months Ended June 30,
	2014	2013
	($ in thousands, except per unit data)
Revenues:
Royalty income(a)	$51,656	$59,331
Expenses:
Production taxes	999	1,165
Trust administrative expenses(b)	785	939
Derivative settlement loss	4,017	1,616
Total Expenses	5,801	3,720
Distributable income available to unitholders	$45,855	$55,611

Distributable income per common unit (35,062,500 units issued and outstanding)	$1.3078	$1.3600
Distributable income per subordinated unit (11,687,500 units issued and outstanding)(c)	$—	$0.6782
__________________________________________________

(a)	Net of certain post-production expenses.

(b)	Includes cash reserves withheld.

(c)	For the six months ended June 30, 2014, the common unit distributions were below the applicable subordination thresholds. As a result, no distributions were declared for the subordinated units.
Royalty Income.  Royalty income to the Trust for the six months ended June 30, 2014, and attributable to the current production period, totaled $51.7 million based upon sales of production attributable to the Royalty Interests of 217 mbbls of oil, 501 mbbls of NGL and 4,599 mmcf of natural gas. Total production attributable to the Royalty Interests for the current production period was 1,484 mboe. Average prices received for oil, NGL and natural gas production, including the impact of certain post-production expenses and excluding production taxes, during the current production period were $94.50 per bbl, $37.23 per bbl and $2.72 per mcf, respectively.
Royalty income to the Trust for the six months ended June 30, 2013, and attributable the prior production period, totaled $59.3 million based upon sales of production attributable to the Royalty Interests of 300 mbbls of oil, 641 mbbls of NGL and 5,946 mmcf of natural gas. Total production attributable to the Royalty Interests for the prior production period was 1,932 mboe. Average prices received for oil, NGL and natural gas production, including the impact of certain post-production expenses and excluding production taxes, during the prior production period were $87.16 per bbl, $32.29 per bbl and $2.10 per mcf, respectively.
Production Taxes.  Production taxes are calculated as a percentage of oil, NGL and natural gas revenues, net of any applicable tax credits. Production taxes for the six months ended June 30, 2014 and attributable to the current production period totaled $1.0 million, or $0.67 per boe as compared to production taxes for the six months ended June 30, 2013 and attributable to the prior production period, which totaled $1.2 million, or $0.60 per boe. In both periods, production taxes were approximately 2% of royalty income.

Trust Administrative Expenses. Trust administrative expenses, including additional cash reserves, for the six months ended June 30, 2014 totaled $0.8 million as compared to $0.9 million for the six months ended June 30, 2013. Trust administrative expenses primarily consist of the administrative fees paid to the Trustees and Chesapeake and costs for accounting and legal services.
Cash Settlements on Derivatives.  The Trust records gains or losses from the derivative contracts when proceeds are received or payments are made, respectively. Swaps covering the current production period were settled, during the six months ended June 30, 2014, with proceeds from royalty income for the current production period. Total losses during the six months ended June 30, 2014 were $4.0 million. Swaps covering the prior production period were settled, during the six months ended June 30, 2013, with proceeds from royalty income for the prior production period. Total losses during the six months ended June 30, 2013 were $1.6 million.
Impairment of Royalty Interests. During the six months ended June 30, 2014 and 2013, the Trust recognized approximately $8.6 million and $44.3 million in impairments of the Royalty Interests, respectively. The impairments were the result of reserve revisions attributable to production being below expectations, primarily as a result of higher-than-expected pressure depletion within certain areas of the AMI. This has resulted in lower initial production rates and lower expected ultimate recovery in certain development wells. The impairments resulted in a non-cash charge to Trust corpus and did not affect the Trust's distributable income. See Risks and Uncertainties in Note 2 of the notes to our financial statements included in Item I of Part I of this Quarterly Report for further discussion of the impairments.
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
The Trust is required to make quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s administrative expenses, on or about 60 days following the completion of each calendar quarter through (and including) the quarter ending June 30, 2031. The first quarter distribution of $0.6624 per common unit, consisting of proceeds attributable to production from September 1, 2013 through November 30, 2013 was made on March 3, 2014 to record unitholders as of February 19, 2014. The current quarter distribution of $0.6454 per common unit, consisting of proceeds attributable to production from December 1, 2013 through February 28, 2014, was made on May 30, 2014 to record unitholders as of May 20, 2014.

On August 7, 2014, the Trust declared a cash distribution of $0.5796 per common unit, consisting of proceeds attributable to production from March 1, 2014 to May 31, 2014. The distribution will be paid on August 29, 2014 to record unitholders as of August 19, 2014. The Trust's quarterly income available for distribution was $0.4347 per unit, which was $0.2453 below the applicable subordination threshold of $0.6800. All of the quarterly income available for distribution will be used to make the common unit distribution and no subordinated unit distribution will be paid. Distributable income attributable to production from March 1, 2014 to May 31, 2014 was calculated as follows (in thousands except for unit and per unit amounts):

REVENUES:
Royalty income(a)	$23,606
EXPENSES:
Production taxes	494
Trust administrative expenses(b)	408
Derivative settlement loss	2,383
Total Expenses	3,285
Distributable income available to unitholders	$20,321

Distributable income per common unit (35,062,500 units)	$0.5796
Distributable income per subordinated unit (11,687,500 units)(c)	$—
___________________________________________________

(a)	Net of certain post-production expenses.

(b)	Includes cash reserves withheld.

(c)	As the common unit distribution is below the applicable subordination threshold, no distribution was declared for the subordinated units.
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
Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including cash reserves) is not sufficient to pay the Trust’s ordinary course expenses as they become due, Chesapeake will loan funds to the Trust necessary to pay such expenses. Any funds loaned by Chesapeake pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness for borrowed money of the Trust. If Chesapeake loans funds pursuant to this commitment, unless Chesapeake agrees otherwise, no further distributions may be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. There were no loans outstanding as of June 30, 2014 or December 31, 2013.
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
Critical Accounting Policies and Estimates
Refer to Note 2 of the notes to our financial statements included in Item 1 of Part I of this Quarterly Report for a discussion of significant accounting policies and estimates that impact the Trust's financial statements. Critical accounting policies and estimates relating to the Trust are contained in Item 7 of the 2013 Form 10-K.

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
As of June 30, 2014, the Trust had the following crude oil derivative contracts:

	Fixed-Price Oil Swaps
		Weighted	Fair Value
Production Quarter	Volume	Avg. Price	Liability
	(mbbl)	(per bbl)	($ in thousands)
Q1 2014(a)	59.0	$88.15	$(784)
Q2 2014(b)	180.3	$88.21	(2,609)
Q3 2014	178.8	$88.34	(2,834)
Q4 2014	174.3	$88.45	(2,379)
Q1 2015	171.0	$88.59	(1,901)
Q2 2015	175.4	$88.76	(1,485)
Q3 2015	153.6	$88.90	(1,109)
Total	1,092.4	$88.51	$(13,101)
 _________________________________________________________________________

(a)	Includes March 2014 production that was settled in August 2014.

(b)	Includes April and May 2014 production that was settled in August 2014.
To the extent expected oil production falls below the hedged oil volume, the derivative contracts also cover expected NGL production. Such estimated production of NGL is hedged with crude oil derivative contracts using a conversion ratio of one barrel of NGL to 49.2% of a barrel of oil. Throughout 2013 and 2014, NGL prices decreased relative to oil prices. To the extent oil and NGL prices are not correlated, the derivative contracts do not effectively mitigate the price risk of the Trust’s NGL production.
The Trust’s obligations to the counterparty under the derivative contracts are secured by liens on proved reserves attributable to the Trust’s interest in the Underlying Properties. The fair value of the derivative contracts as of June 30, 2014 was a net liability of $13.1 million.
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
If Chesapeake were to default on its obligation to drill the Development Wells, the Trust would be able to foreclose on the Drilling Support Lien to the extent of Chesapeake’s remaining interests in the undeveloped portions of the AMI, file a lawsuit to collect money damages from Chesapeake and pursue other available legal remedies against Chesapeake. However, the Trust is not permitted to obtain specific performance from Chesapeake of its drilling obligation and the maximum amount the Trust can recover in a foreclosure or other action was limited to approximately $54.7 million as of August 4, 2014 and will decease as the remaining Development Wells are drilled and completed.
Delays and expenses associated with a foreclosure could reduce distributions to the Trust unitholders by reducing the amount of proceeds available for distribution and could result in the loss of acreage due to leasehold expirations. Any amounts actually recovered in a foreclosure action would be applied to completion of Chesapeake’s drilling obligation, would not result in any distribution to the Trust unitholders and could be insufficient to drill the number of wells needed for the Trust to realize the full value of the Royalty Interests in the Development Wells.
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

Changes in Internal Control over Financial Reporting.  During the three months ended June 30, 2014, there has been no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting related to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Chesapeake.

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
Date: August 7, 2014

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