Form 10-K
period 2014-12-31
CHESAPEAKE GRANITE WASH TRUST
filed 2015-03-12
CIK 1524769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[X]    Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2014
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
(512) 236-6555
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [ ] No [X]
The aggregate market value of the 23,000,000 Common Units representing beneficial interests in Chesapeake Granite Wash Trust held by non-affiliates of the registrant, computed using the closing sale price of $10.95 on June 30, 2014, was approximately $252 million.
As of March 11, 2015, 35,062,500 Common Units and 11,687,500 Subordinated Units representing beneficial interests in Chesapeake Granite Wash Trust were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Listed below is the only document parts of which are incorporated herein by reference and the parts of this Annual Report into which the document is incorporated:
None

CHESAPEAKE GRANITE WASH TRUST
2014 ANNUAL REPORT ON FORM 10-K

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

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“Annual Report”) includes “forward-looking statements” about the Trust and Chesapeake and other matters discussed herein that are subject to risks and uncertainties that are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this document, including, without limitation, statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II and “Risk Factors” in Item 1A of Part I and elsewhere herein regarding the proved oil, natural gas and NGL reserves associated with the properties underlying the Royalty Interests, the Trust’s or Chesapeake’s future financial position, business strategy, budgets, projected costs and plans and objectives for future operations, information regarding target distributions, statements pertaining to future development activities and costs, statements regarding the number of development wells to be completed in future periods and information regarding production and reserve growth are forward-looking statements. Actual outcomes and results may differ materially from those projected. Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “plan,” “goal,” “assume,” “target,” “should,” “intend” or other words that convey the uncertainty of future events or outcomes. These statements are based on certain assumptions made by the Trust, and by Chesapeake in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform with such expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Item 1A of Part I of this Annual Report, which could affect the future results of the energy industry in general, and the Trust and Chesapeake in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on Chesapeake's business and the Trust. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. The Trustee relies on Chesapeake for information regarding the Royalty Interests, the Underlying Properties and Chesapeake itself. The Trust undertakes no obligation to publicly update or revise any forward-looking statements, except as required by applicable law.

GLOSSARY OF CERTAIN TERMS
In this Annual Report, the following terms have the meanings specified below. Other terms are defined in the text of this Annual Report.
AMI. The area of mutual interest, or AMI, lies within Washita County in western Oklahoma and is limited to the Colony Granite Wash formation in the area identified below, consisting of approximately 40,500 gross acres (26,400 net acres) held by Chesapeake as of December 31, 2014.

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
Boe. Barrel of oil equivalent.
Btu. British thermal unit, which is the quantity of heat required to raise the temperature of a one-pound mass of water from 58.5 to 59.5 degrees Fahrenheit.
Completion. The process of treating a drilled well followed by the installation of permanent equipment for the production of oil, natural gas or NGL, or in the case of a dry well, reporting to the appropriate authority that the well has been abandoned.
Condensate. A mixture of hydrocarbons that exists in the gaseous phase at the original reservoir temperature and pressure, but that, when produced, is in the liquid phase at surface pressure and temperature.
Developed Acreage. The number of acres which are allocated or assignable to producing wells or wells capable of production.
Developed Reserves. Developed reserves are reserves of any category that can be expected to be recovered (a) through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well and (b) through installed extraction equipment and infrastructure operational at the time of the reserves estimate if the extraction is by means not involving a well.
Development Area. The sections adjacent to governmental sections in the AMI.

Development Costs. Costs incurred to obtain access to proved reserves and to provide facilities for extracting, treating, gathering and storing the oil and gas. More specifically, development costs, including depreciation and applicable operating costs of support equipment and facilities and other costs of development activities, are costs incurred to (a) gain access to and prepare well locations for drilling, including surveying well locations for the purpose of determining specific development drilling sites, clearing ground, draining, road building and relocating public roads, gas lines and power lines, to the extent necessary in developing the proved reserves, (b) drill and equip Development Wells, development-type stratigraphic test wells and service wells, including the costs of platforms and of well equipment such as casing, tubing, pumping equipment, and the wellhead assembly, (c) acquire, construct and install production facilities such as leases, flow lines, separators, treaters, heaters, manifolds, measuring devices and production storage tanks, natural gas cycling and processing plants, and central utility and waste disposal systems, and (d) provide improved recovery systems.
Development Well. A development well is a well drilled within the proved area of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive. For the purposes of the Trust and as used herein, references to “Development Wells” refer to the 118 horizontal development wells that, since July 1, 2011, have been or are to be drilled on properties held by Chesapeake in the AMI and in which the Trust has received or will receive an interest.
Dry Well. A well found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion as an oil or natural gas well.
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
Horizontal Drilling. Drilling at angles greater than 70 degrees from vertical.
IRS. The Internal Revenue Service of the United States federal government.
Mbbl. One thousand bbl.
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
Present Value or PV-10. When used with respect to oil, natural gas and NGL reserves, present value, or PV-10, means the estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using prices calculated as the average oil and natural gas price during the preceding 12-month period prior to the end of the current reporting period, (determined as the unweighted arithmetic average of prices on the first day of each month within the 12-month period) and costs in effect at the determination date, without giving effect to non-property related expenses such as general and administrative expenses, debt service and future income tax expense or to depreciation, depletion and amortization, discounted using an annual discount rate of 10%. PV-10 is a non-GAAP financial measure and generally differs from the standardized measure of discounted net cash flows, or Standardized Measure, the most directly comparable GAAP financial measure, because it does not include the effects of income taxes on future net revenues. Because the Trust will not bear federal income tax expense, the PV-10 and Standardized Measure attributable to the Royalty Interests are the same.
Price Differential. The difference in the price of oil, natural gas or NGL received at the sales point and the NYMEX price.
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
Production Expenses. Costs incurred to operate and maintain wells and related equipment and facilities, including depreciation and applicable operating costs of support equipment and facilities and other costs of operating and maintaining those wells and related equipment and facilities. They become part of the cost of oil, natural gas and NGL produced. Examples of production expenses (sometimes called lifting expenses) are:

•	costs of labor to operate the wells and related equipment and facilities;

•	repairs and maintenance;

•	materials, supplies, and fuel consumed and supplies utilized in operating the wells and related equipment and facilities;

•	property taxes and insurance applicable to proved properties and wells and related equipment and facilities; and

•	production taxes.
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
Proved Reserves. Proved oil and natural gas reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible - from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations - prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time. The area of a reservoir considered as proved includes (a) the area identified by drilling and limited by fluid contacts, if any, and (b) adjacent undrilled portions of the reservoir that can, with reasonable certainty, be judged to be continuous with it and to contain economically producible oil or natural gas on the basis of available geoscience and engineering data. In the absence of data on fluid contacts, proved quantities in a reservoir are limited by the lowest known hydrocarbons as seen in a well penetration unless geoscience, engineering, or performance data and reliable technology establishes a lower contact with reasonable certainty. Where direct observation from well penetrations has defined a highest known oil elevation and the potential exists for an associated gas cap, proved oil reserves may be assigned in the structurally higher portions of the reservoir only if geoscience, engineering, or performance data and reliable technology establish the higher contact with reasonable certainty. Reserves that can be produced economically through application of improved recovery techniques (including, but not limited to, fluid injection) are included in the proved classification when (a) successful testing by a pilot project in an area of the reservoir with properties no more favorable than in the reservoir as a whole, the operation of an installed program in the reservoir or an analogous reservoir, or other evidence using reliable technology establishes the reasonable certainty of the engineering analysis on which the project or program was based and (b) the project has been approved for development by all necessary parties and entities, including governmental entities. Existing economic conditions include prices and costs at which economic producibility from a reservoir is to be determined. The price is the average price during the 12-month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within the period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions.
Proved Undeveloped Reserves (PUDs). Proved reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage are limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances. Undrilled locations can be classified as having proved undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless specific circumstances justify a longer time. Estimates for proved undeveloped reserves are not attributed to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless these techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir, or by other evidence using reliable technology establishing reasonable certainty.
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
Reservoir. A porous and permeable underground formation containing a natural accumulation of producible oil and/or natural gas that is confined by impermeable rock or water barriers and is individual and separate from other reservoirs.
Standardized Measure of Discounted Future Net Cash Flows. The discounted future net cash flows relating to proved reserves based on the prices used in estimating the proved reserves, year-end costs and statutory tax rates (adjusted for permanent differences) and a 10% annual discount rate. Because the Trust does not bear income taxes, PV-10 and standardized measure with respect to the Trust's Royalty Interests are the same.
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

Introduction
Chesapeake Granite Wash Trust is a statutory trust formed in June 2011 under the Delaware Statutory Trust Act pursuant to an initial trust agreement by and among Chesapeake, as Trustor, The Bank of New York Mellon Trust Company, N.A., as Trustee (the “Trustee”), and The Corporation Trust Company, as Delaware Trustee (the “Delaware Trustee”). The Trust maintains its offices at the office of the Trustee, which is located at 919 Congress Avenue, Suite 500, Austin, Texas 78701, and the telephone number of the Trustee is (512) 236-6555.
The Trustee maintains a website for filings by the Trust with the Securities and Exchange Commission (the “SEC”). Electronic filings by the Trust with the SEC are available free of charge through the Trust's website at www.chkgranitewashtrust.com or through the SEC's website at www.sec.gov. The Trust will also provide electronic and paper copies of its recent filings free of charge upon request to the Trustee. Documents and information on the Trust's website are not incorporated by reference herein.
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
The business and affairs of the Trust are managed by the Trustee. The Trust Agreement limits the Trust's business activities generally to owning the Royalty Interests and any activity reasonably related to such ownership, including activities required or permitted by the terms of the conveyances related to the Royalty Interests and derivative contracts between the Trust and its counterparty. The royalty interests in the Producing Wells (the “PDP Royalty Interest”) entitle the Trust to receive 90% of the proceeds (exclusive of any production or development costs but after deducting certain post-production expenses and any applicable taxes) from the sales of oil, natural gas and NGL production attributable to Chesapeake's net revenue interest in the Producing Wells. The royalty interests in the Development Wells (the “Development Royalty Interest”) entitle the Trust to receive 50% of the proceeds (exclusive of any production or development costs but after deducting certain post-production expenses and any applicable taxes) from the sales of oil, natural gas and NGL production attributable to Chesapeake's net revenue interest in the Development Wells.
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

Neither the Trust nor the Trustee is responsible for, or has any control over, any costs related to the drilling of the Development Wells or any other operating or capital costs of the Underlying Properties. The Trust's cash receipts with respect to the Royalty Interests in the Underlying Properties are determined after deducting certain post-production expenses and any applicable taxes associated with the Royalty Interests. Post-production expenses generally consist of costs incurred to gather, store, compress, transport, process, treat, dehydrate and market the oil, natural gas and NGL produced. However, the Trust is not responsible for costs of marketing services provided by affiliates of Chesapeake. Cash distributions to unitholders will be increased or decreased by the effect of the Trust's derivative contracts and reduced by the Trust's general and administrative expenses. See Derivative Contracts below.
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
Target Distributions and Subordination and Incentive Thresholds
The Trust is required to make quarterly cash distributions of substantially all of its quarterly cash receipts, after deducting the Trust's administrative expenses, on or about 60 days following the completion of each quarter through (and including) the quarter ending June 30, 2031. Quarterly distributions to Trust unitholders will generally include royalty income attributable to sales of oil, natural gas and NGL for three months, including the first two months of the quarter just ended and the last month of the quarter prior to that one. The first quarterly distribution was made on December 28, 2011 to record unitholders as of December 15, 2011.
In connection with the initial public offering of the Trust, Chesapeake established quarterly target levels of cash distributions to unitholders for the life of the Trust. These target distributions were used to calculate the subordination and incentive thresholds described in more detail below and do not represent estimates of the actual distributions that may be received by Trust unitholders. Actual cash distributions to the Trust unitholders will fluctuate quarterly based on the quantity of oil, natural gas and NGL sold from the Underlying Properties, the prices received for such sales, the timing of Chesapeake's receipt of payment for such sales, payments or receipts under the Trust's derivative contracts, the Trust's expenses and other factors. While target distributions initially increase as Chesapeake completes its drilling obligation and production increases, target distributions will decline over time as a result of the depletion of the reserves in the Underlying Properties.
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
The following table sets forth the subordination threshold and the incentive threshold for each calendar quarter through the second quarter of 2017, as established in the Trust Agreement:

Period	Subordination Threshold(1)	Incentive Threshold(1)
	($ per unit)
2014:
Fourth Quarter(2)	$0.66	$0.99
2015:
First Quarter	$0.66	$0.99
Second Quarter	$0.68	$1.02
Third Quarter	$0.64	$0.96
Fourth Quarter	$0.56	$0.84
2016:
First Quarter	$0.51	$0.76
Second Quarter	$0.47	$0.70
Third Quarter	$0.44	$0.66
Fourth Quarter	$0.41	$0.62
2017:
First Quarter	$0.39	$0.59
Second Quarter	$0.37	$0.56
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

(2)
A distribution of $0.4496 per common unit was paid on March 2, 2015 to unitholders of record as of February 19, 2015. As the distribution per common unit was below the subordination threshold, no distribution was declared for the subordinated units.

For the year ended December 31, 2014, the Trust declared and paid the following cash distributions:

Calendar Quarter	Production Period	Distribution Date	Cash Distribution per Common Unit	Cash Distribution per Subordinated Unit(1)
Q4 2014	June 2014 - August 2014	December 1, 2014	$0.5079	$—
Q3 2014	March 2014 - May 2014	August 29, 2014	$0.5796	$—
Q2 2014	December 2013 - February 2014	May 30, 2014	$0.6454	$—
Q1 2014	September 2013 - November 2013	March 3, 2014	$0.6624	$—
 ___________________________________________________

(1)
For the production periods from September 2013 through August 2014, the distribution per common unit was below the applicable subordination threshold, and no distribution was declared for the subordinated units.

As of March 11, 2015, Chesapeake owned 12,062,500 common units and all 11,687,500 subordinated units, which together represent 50.8% of the outstanding Trust units.

Derivative Contracts
The Trust uses derivative contracts in an effort to manage its exposure to variability in cash flow from changes in oil prices and, to the extent oil production falls below hedged oil volume, NGL prices. On November 16, 2011, Chesapeake novated to the Trust, and the Trust became party to, derivative contracts covering a portion of its expected production from October 1, 2011 through September 30, 2015. To the extent expected oil production falls below the hedged oil volume, the derivative contracts will also cover expected NGL production. To the extent oil and NGL prices are not correlated, the derivative contracts will not effectively mitigate the price risk of the Trust’s NGL production. The remaining estimated production of oil and NGL during that time, all production of natural gas during that time and all production after such time will not be hedged, except in connection with the restructuring of an existing derivative contract. The derivative contracts are not qualified for hedge accounting treatment, and therefore all future mark-to-market fluctuations will be recorded to Trust corpus until cash settled. The value of the derivative contracts as of December 31, 2014 was a net asset of $18.6 million.
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
Under the derivative contracts and separate from the drilling obligation under the development agreement, there is a requirement that Chesapeake drill and complete, or cause to be drilled and completed, a specified number of wells (inclusive of the Producing Wells as of the completion of the initial public offering and Development Wells) by the end of each six-month period ending June 30 and December 31 during the term of the derivative contracts. Specifically, from November 16, 2011 until June 30, 2016, the derivative contracts require that Chesapeake drill and complete, cause to be drilled and completed or participate as a non-operator in the drilling of 117 wells. As of December 31, 2014, Chesapeake had drilled and completed 161 wells and had fulfilled the cumulative minimum well requirement under the derivative contracts. The current drilling schedule provides that approximately 10 additional wells are expected to be drilled and completed by June 30, 2016. The derivative contracts will be in effect only through September 30, 2015, and thus there is likely to be greater fluctuations in cash distributions resulting from fluctuations in realized oil and natural gas liquids prices in periods subsequent to the end of the term of the derivative contracts. For additional information related to the impact of price fluctuations see Item 1A. Oil, natural gas and NGL prices fluctuate widely, and lower prices for an extended period of time will reduce proceeds to the Trust, Chesapeake's economic incentive to drill and cash distributions to unitholders.
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
The Trust's obligations to the counterparty under the derivative contracts are secured by proved reserves attributable to the Trust's interest in the Underlying Properties. The counterparty's obligations under the derivative contracts must be secured by cash or short-term U.S. Treasury instruments to the extent that any mark-to-market amounts owed to the Trust exceed defined thresholds. Mark-to-market amounts exceeded the defined thresholds and collateral had been posted by the counterparty as of December 31, 2014. Subject to any applicable notice and cure periods, if, among other things, the Trust or Chesapeake is in material default of the drilling, payment or reporting requirements under the derivative contracts, becomes subject to bankruptcy proceedings or the Trust becomes subject to certain change of control transactions, the derivative counterparty may foreclose on the lien on the Royalty Interests. Even if such foreclosure is solely a result of Chesapeake's action or omission, the Trust will have no remedy against Chesapeake. In addition, the derivative contracts contain a prohibition on the Trust granting additional liens on any of its properties, other than customary permitted liens and liens in favor of the Trustee or the Delaware Trustee. Under the Trust Agreement, the Trustee may create a cash reserve to pay for future expenses of the Trust.

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
The subordinated units will automatically convert into common units on a one-for-one basis at the end of the fourth full calendar quarter following Chesapeake's satisfaction of its drilling obligation to the Trust with respect to the Development Wells. Chesapeake currently intends to complete its drilling obligation on or before June 30, 2016.
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
The Trust Agreement provides that the Trust's business activities are generally limited to owning the Royalty Interests, being a party to the derivative contracts and any activities reasonably related thereto, including activities required or permitted by the terms of the conveyances related to the Royalty Interests. As a result, the Trust is not generally permitted to acquire other oil, natural gas and NGL properties or royalty interests. The Trust is not able to issue any additional Trust units.
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
The Trust may not acquire any asset except the Royalty Interests, the other assets described above under Contractual Rights and Assets of the Trust, interests acquired in connection with foreclosure under the Drilling Support Lien and cash and temporary cash investments, and it may not engage in any investment activity except investing cash on hand. Chesapeake, acting as hedge manager for the Trust, may cause the Trust to restructure existing derivative contracts in certain circumstances.
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
Upon dissolution of the Trust, the Trustee must sell the remaining Royalty Interests. No Trust unitholder approval is required in this event.
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
The Trust will not dissolve until the Termination Date, unless:

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
Federal Income Tax Considerations
The Trust's federal income tax reporting position is that it is classified as a partnership for federal and applicable state income tax purposes. This position relies on the opinion of Bracewell & Giuliani L.L.P., former counsel to Chesapeake and the Trust rendered in connection with the initial public offering of the Trust units, in which counsel opined that at least 90% of the Trust's gross income is qualifying income within the meaning of Section 7704 of the Internal Revenue Code of 1986, as amended. The Trust's federal income tax reporting positions are consistent with the Federal Income Tax Considerations section in the prospectus filed by the Trust with the SEC on November 14, 2011 in connection with the initial public offering of its common units (the “Federal Income Tax Considerations Section in the Prospectus”). However, as discussed in detail below under Item 1A. Risk Factors - Tax Risks Related to the Trust's Common Units, the Trust has not requested a ruling from the IRS regarding its United States federal income tax reporting positions and its positions may not be sustained by a court or if contested by the IRS.
Additional information regarding the opinion and material tax matters is discussed in the Federal Income Tax Considerations Section in the Prospectus.
Competition and Markets
The oil and gas industry is highly competitive. Chesapeake competes with both major integrated and other independent oil and natural gas companies in all aspects of its business to explore, develop and operate its properties and market its production. Some of Chesapeake's competitors may have larger financial and other resources than Chesapeake. Competitive conditions may be affected by future legislation and regulations as the United States develops new energy and climate-related policies. In addition, some of Chesapeake's larger competitors may have a competitive advantage when responding to factors that affect demand for oil and natural gas production, such as changing prices, domestic and foreign political conditions, weather conditions, the price and availability of alternative fuels, the proximity and capacity of natural gas pipelines and other transportation facilities, and overall economic conditions. Chesapeake also faces indirect competition from alternative energy sources, including wind, solar and electric power. Chesapeake believes that its technological expertise, its exploration, land drilling and production capabilities and the experience of its management generally enable it to compete effectively.
Future price fluctuations of oil, natural gas and NGL will directly impact Trust distributions, estimates of reserves attributable to the Trust's interest, and estimated and actual future net revenues to the Trust. In view of the many uncertainties that affect the supply and demand for oil, natural gas and NGL, neither the Trust nor Chesapeake can make reliable predictions of future supply and demand for oil, natural gas and NGL, future oil, natural gas and NGL prices or the effect of future oil, natural gas and NGL prices on the Trust.

Regulation
General
All of Chesapeake's operations are conducted onshore in the United States. The U.S. oil and natural gas industry is regulated at the federal, state and local levels, and some of the laws and regulations that govern its operations carry substantial administrative, civil and criminal penalties for non-compliance. Although Chesapeake has advised the Trustee that Chesapeake believes it is in material compliance with all applicable laws and regulations, and that the cost of compliance with existing requirements will not have a material adverse effect on its financial position, cash flows or results of operations, such laws and regulations could be, and frequently are, amended or reinterpreted. Additionally, currently unforeseen environmental incidents may occur or past non-compliance with environmental laws or regulations may be discovered. Therefore, Chesapeake is unable to predict the future costs or impact of compliance or non-compliance. Additional proposals and proceedings that affect the oil and natural gas industry are regularly considered by Congress, the states, local governments, the courts and federal agencies, such as the U.S. Environmental Protection Agency (EPA), the Federal Energy Regulatory Commission (FERC), the Department of Transportation (DOT), the Department of Interior (DOI) and the U.S. Army Corps of Engineers (USACE). Chesapeake has advised the Trustee that Chesapeake actively monitors regulatory developments applicable to the industry in order to anticipate, design and implement required compliance activities and systems.

Exploration and Production
The laws and regulations applicable to Chesapeake's exploration and production operations include requirements for permits or approvals to drill and to conduct other operations and for provision of financial assurances (such as bonds) covering drilling and well operations. Other activities subject to such laws and regulations include, but are not limited to, the following:

•	seismic operations;

•	the location of wells;

•	construction and operations activities, including in sensitive areas, such as wetlands, coastal regions or areas that contain endangered or threatened species or their habitats;

•	the method of drilling and completing wells;

•	production operations, including the installation of flowlines and gathering systems;

•	air emissions and hydraulic fracturing;

•	the surface use and restoration of properties upon which oil and gas facilities are located, including the construction of well pads, pipelines, impoundments and associated access roads;

•	water withdrawal;

•	the plugging and abandoning of wells;

•	the generation, storage, transportation treatment, recycling or disposal of hazardous waste fluids used or other substances in connection with operations;

•	the construction and operation of underground injection wells to dispose of produced water and other liquid oilfield wastes;

•	the construction and operations of surface pits to contain drilling muds and other fluids associated with drilling operations;

•	the marketing, transportation and reporting of production; and

•	the valuation and payment of royalties.
Delays in obtaining permits or an inability to obtain new permits or permit renewals could inhibit Chesapeake's ability to execute its drilling and production plans. Failure to comply with applicable regulations or permit requirements could result in revocation of Chesapeake's permits, inability to obtain new permits and the imposition of fines and penalties.
Chesapeake's exploration and production activities are also subject to various conservation regulations. These include the regulation of the size of drilling and spacing units (regarding the density of wells that may be drilled in a particular area) and the unitization or pooling of oil and natural gas properties. In this regard, some states, such as Oklahoma, allow the forced pooling or integration of tracts to facilitate exploration, while other states, such as Texas, West Virginia and Pennsylvania, rely on voluntary pooling of lands and leases. In areas where pooling is voluntary, it may be more difficult to form units and therefore, more difficult to fully develop a project if the operator owns or controls less than 100% of the leasehold. In addition, some states' conservation laws establish maximum rates of production from oil and natural gas wells, generally limit the venting or flaring of natural gas and impose certain requirements regarding the ratability of production. The effect of these regulations is to limit the amount of oil and natural gas Chesapeake can produce and to limit the number of wells and the locations at which Chesapeake can drill.
Chesapeake does not anticipate that compliance with existing laws and regulations governing exploration and production will have a material adverse effect upon its capital expenditures, earnings or competitive position.
Regulation - Environment, Health and Safety
Chesapeake’s operations are subject to stringent and complex federal, state and local laws and regulations relating to the protection of human health and safety, the environment and natural resources. These laws and regulations can restrict or impact its business activities in many ways, such as:

•	requiring the installation of pollution-control equipment or otherwise restricting the way Chesapeake can handle or dispose of wastes and other substances associated with operations;

•
limiting or prohibiting construction activities in sensitive areas, such as wetlands, coastal regions or areas that contain endangered or threatened species and/or species of special statewide concern or their habitats;

•	requiring investigatory and remedial actions to address pollution caused by Chesapeake’s operations or attributable to former operations;

•	requiring noise, lighting, visual impact, odor and/or dust mitigation, setbacks, landscaping, fencing, and other measures;

•
restricting access to certain equipment or areas to a limited set of employees or contractors who have proper certification or permits to conduct work (e.g., confined space entry and process safety maintenance requirements); and

•	restricting or even prohibiting water use based upon availability, impacts or other factors.
Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures against Chesapeake, including the assessment of monetary penalties, the imposition of remedial or restoration obligations, and the issuance of orders enjoining future operations or imposing additional compliance requirements. Certain environmental statutes impose strict, joint and several liability for costs required to clean up and restore sites where hazardous substances, hydrocarbons or wastes have been disposed or otherwise released. Moreover, local restrictions, such as state or local moratoria, city ordinances, zoning laws and traffic regulations, may restrict or prohibit the execution of Chesapeake's drilling and production plans. In addition, third parties such as neighboring landowners, may file claims alleging property damage, nuisance or personal injury arising from Chesapeake's operations or from the release of hazardous substances, hydrocarbons or other waste products into the environment.
The trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment. Chesapeake monitors developments at the federal, state and local levels to inform their actions pertaining to future regulatory requirements that might be imposed to mitigate the costs of compliance with any such requirements and participates in industry groups that help formulate recommendations for addressing existing or future regulations and that share best practices and lessons learned in relation to pollution prevention and incident investigations.
Below is a discussion of the major environmental, health and safety laws and regulations that relate to Chesapeake's business. Chesapeake has advised the Trustee that Chesapeake believes that it is in material compliance with these laws and regulations. Chesapeake does not believe that compliance with existing environmental, health and safety laws or regulations will have a material adverse effect on its financial condition, results of operations or cash flow. At this point, however, Chesapeake has advised the Trustee that it cannot reasonably predict what applicable laws, regulations or guidance may eventually be adopted with respect to its operations or the ultimate cost to comply with such requirements.

Hazardous Substances and Waste
Federal and state laws, in particular the federal Resource Conservation and Recovery Act (RCRA), regulate hazardous and non-hazardous wastes. In the course of Chesapeake’s operations, it generates petroleum hydrocarbon wastes such as drill cuttings, produced water and ordinary industrial wastes. Under a longstanding legal framework, certain of these wastes are not subject to federal regulations governing hazardous wastes, although they are regulated under other federal and state waste laws. At various times in the past, proposals have been made to amend RCRA to eliminate the exemption applicable to crude oil and natural gas exploration and production wastes. Repeal or modifications of this exemption by administrative, legislative or judicial process, or through changes in applicable state statutes, would increase the volume of hazardous waste Chesapeake is required to manage and dispose of and would cause Chesapeake, as well as its competitors, to incur increased operating expenses which could adversely affect the Royalty Interest payments due to the Trust. These wastes may in the future be designated as hazardous wastes and may thus become subject to more rigorous and costly compliance and disposal requirements. Such additional regulation could have a material adverse effect on the cash distributions to the Trust unitholders.
Federal, state and local laws may also require Chesapeake to remove or remediate wastes or hazardous substances that have been previously disposed of or released into the environment. This can include removing or remediating wastes or hazardous substances disposed of or released by Chesapeake (or prior owners or operators) in accordance with then current laws, suspending or ceasing operations at contaminated areas, or performing remedial well plugging operations or response actions to reduce the risk of future contamination. Federal laws, including the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), and analogous state laws impose joint and several liability, without regard to fault or legality of the original conduct, on classes of persons who are considered legally responsible for releases of a hazardous substance into the environment. These persons include the owner or operator of the site where the release occurred, persons who disposed of or arranged for the disposal of hazardous substances at the site and any person who accepted hazardous substances for transportation to the site. CERCLA and analogous state laws also authorize the EPA, state environmental agencies and, in some cases, third parties to take action to prevent or respond to threats to human health or the environment and/or seek recovery of the costs of such actions from responsible classes of persons.
The Underground Injection Control (UIC) Program authorized by the Safe Drinking Water Act prohibits any underground injection unless authorized by a permit. Chesapeake recycles and reuses some produced water and also disposes of produced water in Class II UIC wells, which are designed and permitted to place the water into deep geologic formations, isolated from fresh water sources. Permits for Class II UIC wells may be issued by the EPA or by a state regulatory agency if EPA has delegated its UIC Program authority. Because some states have become concerned that the disposal of produced water could under certain circumstances contribute to seismicity, they have adopted or are considering adopting additional regulations governing such disposal.
Air Emissions
Chesapeake’s operations are subject to the federal Clean Air Act (CAA) and comparable state laws and regulations. Among other things, these laws and regulations regulate emissions of air pollutants from various industrial sources, including Chesapeake’s compressor stations, and impose various control, monitoring and reporting requirements. Permits and related compliance obligations under the CAA, each state’s development and promulgation of regulatory programs to comport with federal requirements, as well as changes to state implementation plans for controlling air emissions in regional non-attainment or near-non-attainment areas may require oil and gas exploration and production operators to incur future capital expenditures in connection with the addition or modification of existing air emission control equipment and strategies.
In 2012, the EPA published final New Source Performance Standards (NSPS) and National Emissions Standards for Hazardous Air Pollutants (NESHAP) that amended the existing NSPS and NESHAP standards for oil and gas facilities and created new NSPS standards for oil and gas production, transmission and distribution facilities with a compliance deadline of January 1, 2015. In 2013 and 2014, the EPA issued updated rules regarding storage tanks and made additional clarifications to these rules. In December 2014, the EPA issued additional amendments to these rules that, among other things, distinguish between multiple flowback stages during completion of hydraulically fractured wells and clarify that storage tanks permanently removed from service are not affected by any requirements. Further, in 2012, seven states sued the EPA to compel the agency to make a determination as to whether standards of performance limiting methane emissions from oil and gas sources are appropriate and, if so, to promulgate performance standards for methane emissions from existing oil and gas sources. In April 2014, the EPA released a set of five white papers analyzing methane emissions from the industry and, based on responses received, announced in January 2015 that it plans to issue a rule governing methane emissions from oil and gas sources in the summer of 2015. The Bureau of Land Management (BLM) is also expected to address methane emissions from oil and gas sources on federal lands in the summer of 2015.
In 2010, the EPA published rules that require monitoring and reporting of greenhouse gas emissions from petroleum and natural gas systems. Chesapeake, along with other industry groups, filed suit challenging certain provisions of the rules and are engaged in settlement negotiations to amend and correct the rules. Chesapeake has advised the Trustee that Chesapeake anticipates final resolution to this litigation in the near future. In addition, in December 2014, the EPA published its proposal to revise downward the ozone national ambient air quality standard to 65-70 parts per billion. A final rule is expected in 2015. Chesapeake has advised the Trust that it cannot predict the actions that these regulations will require or prohibit, but its business and operations could be subject to increased operating and compliance costs associated with these regulations.
Discharges into Waters
The federal Water Pollution Control Act, or the Clean Water Act (CWA), and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into state waters as well as U.S. waters. In April 2014, the EPA and USACE jointly proposed guidance regarding the definition of waters of the United States that substantially expands the waters regulated under the CWA. The placement of dredge or fill material into jurisdictional water or U.S. wetlands is prohibited, except in accordance with the terms of a permit issued by the USACE. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or a state agency delegated with EPA's authority. Further, Chesapeake's corporate policy prohibits discharge of produced water to surface waters. Spill prevention, control and countermeasure regulations require appropriate containment berms and similar structures to help prevent the contamination of regulated waters in the event of a hydrocarbon tank spill, rupture or leak. In addition, the CWA and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities and construction activities.
The Oil Pollution Act of 1990 (OPA) establishes strict liability for owners and operators of facilities that release oil into waters of the United States The OPA and its associated regulations impose a variety of requirements on responsible parties related to the prevention of oil spills and liability for damages resulting from such spills. A “responsible party” under the OPA includes owners and operators of certain onshore facilities from which a release may affect waters of the United States.
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
Hydraulic Fracturing
Hydraulic fracturing is typically regulated by state oil and gas regulatory authorities, including specifically the requirement to disclose certain information related to hydraulic fracturing operations. Chesapeake follows applicable legal requirements for groundwater protection in its operations that are subject to supervision by state and federal regulators (including the BLM on federal acreage). Furthermore, Chesapeake's well construction practices require the installation of multiple layers of protective steel casing surrounded by cement that are specifically designed and installed to protect freshwater aquifers by preventing the migration of fracturing fluids into aquifers. Regulatory proposals in some states and local communities have been initiated to require or make more stringent the permitting and compliance requirements for hydraulic fracturing operations. In December 2014 the governor of New York announced his intention to create a statewide ban on hydraulic fracturing, replacing the current moratorium. Similar bans have been adopted by local governments, although many of these actions are the subject of legal challenges.

In February 2014, the EPA released its final guidance on the use of diesel additives in hydraulic fracturing operations. The EPA is also engaged in a study of the potential impacts of hydraulic fracturing activities on drinking water resources in these states where the EPA is the permitted authority, including Pennsylvania, with a progress report released in late 2012 and a final draft report expected to be released for public comment and peer review in early 2015. In addition, the BLM published a revised draft of proposed rules in July 2013 that would impose new requirements on hydraulic fracturing operations conducted on federal and tribal lands. It is expected that this rule will become final in early 2015 and will focus on chemical disclosure, wellbore integrity and water management. Further, the EPA issued an Advanced Notice of Proposed Rulemaking under the Toxic Substances Control Act in May 2014 seeking comments relating to the information that should be reported or disclosed for hydraulic fracturing chemical substances and mixtures and mechanisms for obtaining this information. These actions, in conjunction with other analyses by federal and state agencies to assess the impacts of hydraulic fracturing could spur further action toward federal and/or state legislation and regulation of hydraulic fracturing activities.
Restrictions on hydraulic fracturing could make it prohibitive for Chesapeake to conduct operations, and also reduce the amount of oil, natural gas and NGL that Chesapeake is ultimately able to produce in commercial quantities from the Underlying Properties. For further discussion, see Item 1A. Risk Factors - Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.
Endangered Species
The Endangered Species Act (ESA) restricts activities that may affect areas containing endangered or threatened species or their habitats. While some of Chesapeake's assets and lease acreage may be located in areas that are designated as habitats for endangered or threatened species, it believes that it is in material compliance with the ESA. However, as a result of a settlement reached in 2011, the U.S. Fish and Wildlife Service is required to make a determination on the listing of more than 250 species as endangered or threatened over the next several years. The designation of previously unidentified endangered or threatened species in areas where Chesapeake intends to conduct construction activity and the imposition of seasonal restrictions on Chesapeake's construction or operational activities could materially limit or delay its plans.
Global Warming and Climate Change
At the federal level, EPA regulations require Chesapeake to establish and report an inventory of greenhouse gas emissions. Legislative and regulatory proposals for restricting greenhouse gas emissions or otherwise addressing climate change, such as the President’s Climate Action Plan which calls for reducing methane emissions, could require Chesapeake to incur additional operating costs and could adversely affect demand for the oil, natural gas and NGL that it sells. The EPA announced it will propose new standards of performance limiting methane emissions from oil and gas sources in 2015. The potential increase in Chesapeake's operating costs could include new or increased costs to (a) obtain permits, (b) operate and maintain its equipment and facilities (through the reduction or elimination of venting and flaring of methane), (c) install new emission controls on its equipment and facilities, (d) acquire allowances authorizing its greenhouse gas emissions, (e) pay taxes related to its greenhouse gas emissions and (f) administer and manage a greenhouse gas emissions program. In addition to these federal actions, various state governments and/or regional agencies may consider enacting new legislation and/or promulgating new regulations governing or restricting the emission of greenhouse gases from stationary sources such as Chesapeake's equipment and operations.
Operating Hazards and Insurance
The oil and natural gas business involves a variety of operating risks, including the risk of fire, explosions, blow-outs, pipe failure, abnormally pressured formations and environmental hazards such as oil spills, natural gas leaks, ruptures or discharges of toxic gases. If any of these should occur, Chesapeake could incur legal defense costs and could suffer substantial losses due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigation and penalties, and suspension of operations. Chesapeake's horizontal and deep drilling activities involve greater risk of mechanical problems than vertical and shallow drilling operations.
As a passive entity, the Trust does not maintain insurance policies for the Underlying Properties. Chesapeake maintains a $75 million control of well policy that insures against certain sudden and accidental risks associated with drilling, completing and operating its wells. There is no assurance that this insurance will be adequate to cover all losses or exposure to liability. Chesapeake also carries a $460 million comprehensive general liability umbrella policy and a $150 million pollution liability policy. Chesapeake provides workers' compensation insurance coverage to employees in all states in which it operates. While Chesapeake has informed us that it believes these policies are customary in the industry, they do not provide complete coverage against all operating risks and policy limits scale to Chesapeake's working interest percentage in certain situations. In addition, Chesapeake's insurance does not cover penalties or fines that may be assessed by a governmental authority. A loss not fully covered by insurance could have a material adverse effect on Chesapeake's financial position, results of operations and cash flows. Chesapeake's insurance coverage may not be sufficient to cover every claim made against Chesapeake or may not be commercially available for purchase in the future.
The Underlying Properties and the Royalty Interests
Overview. The Underlying Properties consist of working interests owned by Chesapeake located in the Colony Granite Wash play in Washita County in western Oklahoma arising from leases and farmout agreements related to properties from which the Royalty Interests were conveyed. The AMI consists of approximately 40,500 gross acres (26,400 net acres). As of December 31, 2014 and 2013, the total reserves estimated to be attributable to the Trust were 13,923 mboe (54% natural gas by volume) and 18,502 mboe (55% natural gas by volume), respectively. These amounts include 10,972 mboe of proved developed reserves and 2,951 mboe of proved undeveloped reserves as of December 31, 2014 and 12,640 mboe of proved developed reserves and 5,862 mboe of proved undeveloped reserves as of December 31, 2013. The decrease in estimated total reserves attributable to the Trust of 4,579 mboe is primarily attributable to higher-than-expected pressure depletion within certain areas of the AMI and the removal of PUDs that are not part of Chesapeake's five-year development plan within the AMI. See Risk Factors - Actual reserves and future production may be less than current estimates, which could reduce cash distributions by the Trust and the value of the Trust units in Item 1A and Risks and Uncertainties in Note 2 to the financial statements contained in Part II, Item 8 of this Annual Report for further discussion of the decrease in reserves.
The Colony Granite Wash is a subset of the greater granite wash plays of the Anadarko Basin. The Colony Granite Wash is located at the eastern end of a series of Des Moines-age granite wash fields that extend along the southern flank of the Anadarko Basin, approximately 60 miles into the Texas Panhandle. These granite wash fields were generally deposited as deep-water turbidites that result in relatively low risk, laterally extensive reservoirs. The productive members of the Colony Granite Wash are encountered between approximately 11,500 and 13,000 feet and lie stratigraphically between the top of the Des Moines formation (or top of Colony Granite Wash 'A') and the top of the Prue formation (or base of Colony Granite Wash 'C'). The individual productive members within the Colony Granite Wash may reach 200 feet or more in gross interval thickness and the targeted porosity zones within these individual members are generally 20 to 75 feet thick. The Colony Granite Wash is primarily a natural gas and natural gas condensate reservoir based on reserve volumes. However, oil and NGL production currently generates more revenue than natural gas production in the Colony Granite Wash due to prices that have historically been, and despite recent declines in commodity prices, continue to be higher for oil and NGL than for natural gas. Development costs for horizontal wells drilled and completed in the AMI during the years ended December 31, 2014 and 2013 averaged approximately $25.02 per boe and $19.68 per boe, respectively, which are comparable to the development costs for other large-scale resource developments in the Mid-Continent in which Chesapeake operates. The increase in average development costs of $5.34 per boe is primarily due to lower production realized for wells drilled in 2014 compared to 2013.
Chesapeake began drilling horizontal wells in the Colony Granite Wash in 2007. As of December 31, 2014, Chesapeake is the largest leaseholder in the Colony Granite Wash, with approximately 43,200 net acres (of which approximately 26,400 net acres are subject to the Royalty Interests), the most active driller in the play, based on rig count, and produces the highest volumes from the Colony Granite Wash. Since 2007, there have been 274 Des Moines horizontal wells drilled in the Colony Granite Wash. Of those 274 wells, Chesapeake has drilled 217 wells and participated in another 49 wells. As of March 9, 2015, there was one rig drilling horizontal wells in the AMI, which was operated by Chesapeake. While horizontal wells are more expensive than vertical wells, a horizontal well increases the production of hydrocarbons and adds significant recoverable reserves per well. In addition, an operator can achieve better returns on drilling investments with horizontal drilling because the production from one horizontal well is typically equal to the production from several vertical wells. While Chesapeake is the most active company in this play, as of March 9, 2015, other operators in the Colony Granite Wash include publicly-listed companies such as Penn Virginia Corporation, Apache Corporation, QEP Resources, Inc., SM Energy Company and Marathon Oil Corporation and

privately-held companies such as Samson Resources, Chaparral Energy, Inc., Ward Petroleum Corporation and Enervest Energy Partners.
Royalty Interests. The Royalty Interests were conveyed from Chesapeake's interest in the Underlying Properties effective as of July 1, 2011. As of December 31, 2014, the Trust on average owns a 47.6% net revenue interest in the Producing Wells and a 28.9% net revenue interest in the completed Development Wells. Chesapeake retains 10% of the proceeds from the sales of oil, natural gas and NGL production attributable to its net revenue interest in the Producing Wells, and 50% of the proceeds from the sales of production attributable to its net revenue interest in the Development Wells.
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
Oil, Natural Gas and NGL Reserves. Proved reserve quantities attributable to the Royalty Interests are calculated by multiplying the gross reserves for each property attributable to Chesapeake's interest by the net revenue interest assigned to the Trust in each property. The reserves related to the Underlying Properties include all proved reserves expected to be economically produced during the life of the properties. The reserves attributable to the Trust's interests include only the reserves attributable to the Underlying Properties that are expected to be produced within the 20-year period prior to the Termination Date as well as the residual 50% interest in the Royalty Interests that the Trust will own on the Termination Date and subsequently sell.
All of the Trust's estimated oil, natural gas and NGL reserves are located within the U.S. The table below sets forth information as of December 31, 2014 with respect to the estimated proved reserves of the Underlying Properties and Royalty Interests and the associated PV-10. Because the Trust will not bear federal income tax expense, PV-10 and the standardized measure of estimated future net revenue of the Royalty Interests are the same. PV-10 is not intended to represent the current market value of the estimated oil, natural gas and NGL reserves attributable to the Royalty Interests. The reserve estimates were prepared by Ryder Scott Company, L.P. (Ryder Scott) in accordance with the criteria established by the SEC.

		Proved Reserves
	Oil (mbbl)	Natural Gas (mmcf)	NGL (mbbl)	Total (mboe)	PV-10 (000s)

Underlying Properties:
Developed	2,115	73,235	7,887	22,207	$278,275
Undeveloped	856	21,318	2,265	6,674	51,131
Total	2,971	94,553	10,152	28,881	$329,406
Royalty Interests:
Developed(1)	1,076	36,135	3,874	10,972	$174,319
Undeveloped(1)	392	9,375	996	2,951	62,556
Total	1,468	45,510	4,870	13,923	$236,875
_________________________________________________

(1)	PV-10 for the Royalty Interests was calculated exclusive of any production or development costs.

The proved reserves were determined using a 12-month unweighted arithmetic average of the first-day-of-the-month prices for oil, natural gas and NGL for the period from January 1, 2014 through December 1, 2014, without giving effect to derivative contracts, and were held constant for the life of the properties. The prices used in the reserve reports, as well as Chesapeake's internal reports, yield weighted average prices at the wellhead, which are based on first-day-of-the-month reference prices and adjusted for transportation and regional price differentials. For the Royalty Interests, costs of marketing services provided by Chesapeake affiliates will not be charged to the Trust. The reference prices and the equivalent weighted average wellhead prices are presented in the table below.

	Oil	Natural gas	NGL
	(per bbl)	(per mcf)	(per bbl)
Trailing 12-month average (SEC) pricing	$94.98	$4.35	$94.98
Weighted average wellhead prices (Underlying Properties)	$90.22	$2.76	$31.91
Weighted average wellhead prices (Royalty Interests)	$90.21	$2.77	$32.06
As of December 31, 2014, the reserve estimates for the Royalty Interests included 2,951 mboe of reserves classified as PUDs, compared to 5,862 mboe as of December 31, 2013. Presented below is a summary of changes in the proved undeveloped reserves for the Royalty Interests for 2014.

Total
(mboe)
Proved undeveloped reserves, beginning of period	5,862
Extensions, discoveries and other additions	603
Developed	(1,994)
Revisions of previous estimates	(1,520)
Proved undeveloped reserves, end of period	2,951
As of December 31, 2014, there were no PUDs that had remained undeveloped for five years or more. Chesapeake invested approximately $53 million in the Underlying Properties in 2014 to convert 4,139 (1,994 net to the Royalty Interests) mboe of PUDs to proved developed reserves. All costs were paid by Chesapeake as the Trust is not responsible for the cost of development. The downward PUD revisions of 1,520 mboe in 2014 included 234 mboe of upward performance-related revisions to PUD locations and 1 mboe of upward price-related revisions. In addition, there were 1,755 mboe of downward revisions related to the removal of PUDs that are not part of Chesapeake's five-year development plan within the AMI. As a result of substantially lower oil and natural gas prices, Chesapeake reduced its operated rig count in the AMI in February 2015 from two rigs to one rig to slow the pace of its drilling program. Chesapeake will continue analyzing the impact of commodity prices and will adjust the current drilling program or operated rig count accordingly.
The $63 million PV-10 attributable to the estimated PUDs of the Royalty Interests has been calculated assuming that Chesapeake will expend approximately $75 million to develop these reserves: $52 million in 2015 and $23 million in 2016. The amount and timing of these expenditures will depend on a number of factors, including actual drilling results, service costs, commodity prices and the availability of capital. Chesapeake's developmental drilling schedule for the remaining Development Wells is subject to revision and reprioritization throughout the year resulting from unknown factors such as unexpected developmental drilling results, title issues and infrastructure availability or constraints and Chesapeake's net revenue interest in each Development Well when drilled and completed. The proved reserves as of December 31, 2014 include only PUD locations which are immediate offsets to producing wells.
The annual net decline rate on producing properties is projected to be 29% from 2015 to 2016, 21% from 2016 to 2017, 17% from 2017 to 2018 and 14% from 2018 to 2019. As of December 31, 2014, of the total proved reserves, 22,207 mboe and 10,972 mboe attributable to the Underlying Properties and the Royalty Interests, respectively, were classified as proved developed producing.
Chesapeake's ownership interest used in calculating proved reserves and the associated estimated future net revenue was determined after giving effect to the assumed maximum participation by other parties to Chesapeake's farmout and participation agreements. The prices used in calculating the estimated future net revenues attributable to proved reserves do not reflect market prices for oil, natural gas and NGL production sold subsequent to December 31, 2014. The estimated proved reserves may not be produced and sold at the assumed prices.
The Trust's estimated proved reserves and the standardized measure of discounted future net cash flows of the proved reserves at December 31, 2014, along with the changes in quantities and standardized measure of such reserves since January 1, 2013, are shown in Supplemental Disclosures About Oil, Natural Gas and NGL Producing Activities included in Item 8 of Part II of this Annual Report. No estimates of proved reserves comparable to those included herein have been included in reports to any federal agency other than the SEC.
There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond our control. The reserve data represent only estimates. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates made by different engineers often vary. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revisions to such estimates, and such revisions may be material. Accordingly, reserve estimates are often different from the actual quantities of oil, natural gas and NGL that are ultimately recovered. Furthermore, the estimated future net revenue from proved reserves and the associated present value are based upon certain assumptions, including prices, future production levels and costs that may not prove correct. Future prices and costs may be materially higher or lower than the prices and costs as of the date of any estimate.
Development Wells. Pursuant to the development agreement with the Trust, Chesapeake is obligated to drill, cause to be drilled or participate as a non-operator in the drilling of 118 Development Wells by June 30, 2016. Additionally, based on Chesapeake's assessment of the ability of a Development Well to produce in paying quantities, Chesapeake is obligated to either complete and tie into production or plug and abandon each Development Well. Chesapeake retained or will retain an interest in each of the Producing Wells and Development Wells and, as of March 9, 2015, Chesapeake operates approximately 96% of the Producing Wells and the completed Development Wells and expects to operate all of the remaining Development wells through the completion of its drilling obligation. As of March 9, 2015, Chesapeake had drilled and completed 93 wells within the AMI (approximately 102.9 of the 118 Development Wells as calculated under the development agreement). Until such time as Chesapeake has met its commitment to drill the Development Wells, Chesapeake will not drill or complete, and will not permit any other person within its control to drill or complete: (a) any well in the Colony Granite Wash formation or lease acreage included within the AMI for its own account; or (b) any well that will have a perforated segment within 600 feet of any perforated interval of any Development Well or Producing Well. Chesapeake's average net revenue interest in the oil and gas properties underlying the Development Royalty Interest is approximately 61%. The Development Royalty Interest entitles the Trust to receive 50% of the proceeds attributable to Chesapeake's net revenue interest in future production of oil, natural gas and NGL resulting from the drilling of the Development Wells.
Chesapeake is credited for drilling one full Development Well if the perforated length of the well is equal to or greater than 3,500 feet and Chesapeake's net revenue interest in the well is equal to 52.0%. For wells with a perforated length that is less than 3,500 feet, and for wells in which Chesapeake has a net revenue interest greater than or less than 52.0%, Chesapeake receives proportionate credit. Given that Chesapeake's actual net revenue interest in each Development Well may be greater or less than 52.0% and the perforated length of each well drilled may be less than 3,500 feet, Chesapeake may be required to drill more or less than 118 wells in order to fulfill its drilling obligation. As of December 31, 2014, Chesapeake had drilled and completed 92 wells within the AMI (approximately 101.9 of the 118 Development Wells as calculated under the development agreement). Chesapeake's drilling activity with respect to the Development Wells is consistent with its intent to meet the drilling obligation contemplated by the development agreement. As of March 9, 2015, Chesapeake had drilled and completed a total of 93 wells in the AMI (approximately 102.9 Development Wells as calculated under the development agreement) and had drilled, or caused to be drilled, four additional wells in the AMI that were awaiting completion. The current drilling schedule provides that approximately 10 additional wells are expected to be drilled and completed by June 30, 2016.
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
Chesapeake granted to the Trust a lien on its interest in the AMI (except the Producing Wells and any other wells that were already producing as of July 1, 2011 and are not subject to the Royalty Interests) in order to secure the estimated amount of the drilling costs for the Trust's interests in the Development Wells (the "Drilling Support Lien"). The amount obtained by the Trust pursuant to the Drilling Support Lien initially could not exceed $262.7 million. As Chesapeake fulfills its drilling obligation over time, Development Wells that are completed or that are perforated for completion and then plugged and abandoned are released from the Drilling Support Lien and the total dollar amount that may be recovered by the Trust for Chesapeake's failure to fulfill its drilling obligation is proportionately reduced. As of March 9, 2015, the total dollar amount that may be recovered is approximately $33.6 million.
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
Well Locations. Chesapeake has approximately 58 remaining possible drilling locations within the AMI, based on assumed spacing of three wells per 640-acre section, of which it plans to drill and complete approximately 10 additional wells by June 30, 2016. Chesapeake may drill some of the Development Wells on units that encompass land controlled by third-party operators in order to maximize recovery in the field and also maximize the perforated length of each Development Well drilled.
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

	2014		2013		2012
	Gross	Net	Gross	Net	Gross	Net
Wells Drilled:
Development productive	15	4	24	18	40	28
Exploratory productive	2	1	—	—	—	—
Dry	—	—	—	—	—	—
Total	17	5	24	18	40	28

Developed and Undeveloped Acreage. The following table sets forth information regarding developed and undeveloped acreage held by Chesapeake within the AMI as of December 31, 2014. A significant percentage of the leases associated with the Underlying Properties are held by production and not subject to expiration so long as production continues in paying quantities.

	Developed Acreage(1)		Undeveloped Acreage(2)
	Gross	Net	Gross	Net
Acreage Held by Chesapeake within the AMI	40,236	26,195	232	232
_________________________________________________

(1)
Gross and net developed acres are acres spaced or assignable to productive wells. The drilling unit for each Colony Granite Wash horizontal well comprises 640 acres. As such, developed acreage may include up to 640 acres assigned to each Colony Granite Wash horizontal well.

(2)
232 net acres are not held by production as of December 31, 2014, and Chesapeake's rights to develop the acreage will expire in 2015. Chesapeake is not under any obligation to retain this acreage for development.

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
Marketing and Post-Production Services. Pursuant to the terms of the conveyances creating the Royalty Interests, Chesapeake has the responsibility to market, or cause to be marketed, the oil, natural gas and NGL production related to the Underlying Properties. While marketing costs of non-affiliates of Chesapeake are deducted from the proceeds upon which the royalty payments are calculated, the Trust is not responsible for costs of marketing services provided by Chesapeake or any of its affiliates. Chesapeake Energy Marketing, L.L.C. (CEMLLC), a wholly owned subsidiary of Chesapeake, markets the majority of Chesapeake's operated production. CEMLLC enters into oil, natural gas and NGL sales arrangements with large aggregators of supply, and these arrangements may be on a month-to-month basis or for a term of up to one year or longer. The oil, natural gas and NGL are sold at market prices and subsequently any applicable post-production expenses will be deducted. CEMLLC sells production from the Underlying Properties to a diverse group of aggregators, the identity of which changes from time to time. As a result, the proceeds to the Trust from the sales of oil, natural gas and NGL production from the Underlying Properties is determined based on the same price (net of post-production costs and production taxes) that Chesapeake receives from third parties for oil, natural gas and NGL production attributable to Chesapeake's remaining interest in the Underlying Properties.
Post-production expenses are deducted from proceeds paid to the Trust. Williams Partners, L.P. (WMB) (formerly known as Access Midstream Partners, L.P.), successor to previously-affiliated Chesapeake Midstream Partners, L.P. (Chesapeake had a 46% equity investment until June 2012), provides gathering, treating, compression and other post-production services and other third parties, including Enogex LLC (Enogex) and Freeport-McMoRan, Inc. (FCX), formerly known as Plains Exploration & Production Company, provide processing, transportation and other post-production services. The proceeds paid to the Trust are reduced by deductions for these post-production expenses.
Post-production expenses may be deducted by the ultimate purchaser of the oil, natural gas and NGL prior to payment being made to Chesapeake or CEMLLC for such production. At other times, Chesapeake or CEMLLC makes payments directly to the applicable provider of such post-production services. In either instance, the Trust's cash available for distribution is reduced by the expenses incurred by Chesapeake or CEMLLC for such post-production services. If the post-production expenses are expressed as a percentage of the gross production from a well, then the volume of production from that well actually available for sale is less the applicable percentage charged, and as a result the reserves associated with that well that are attributable to the Royalty Interest are reduced accordingly.
The post-production expenses are negotiated based on market conditions at the time or pursuant to a state or federal regulatory proceeding. Chesapeake is permitted to deduct from the proceeds available to the Trust other post-

production expenses necessary to enhance the value of the oil, natural gas and NGL from the Underlying Properties and to transport such production to market.
Natural gas and NGL produced from the Underlying Properties are gathered by gathering pipelines owned by WMB under a contract that expires in approximately 15 years. NGL and natural gas are processed at facilities owned by Enogex under a contract that expires in 2017 and then sold to a number of primary purchasers in the area. Oil produced from the Underlying Properties is gathered by gathering pipelines and equipment owned by WMB or transported by trucks owned by third parties and sold to FCX. In the event of a loss of its contracts with WMB, Enogex or FCX, Chesapeake believes that the availability of other customers and service providers in the area is sufficient to accommodate such loss.
Chesapeake has entered into, and expects to continue to enter into, oil, natural gas and NGL supply arrangements and post-production service arrangements for the oil, natural gas and NGL to be produced from the remaining Development Wells that are similar to those in place with respect to the Producing Wells and completed Development Wells. Any new oil, natural gas and NGL supply arrangements or those entered into for providing post-production services will be utilized in determining the proceeds for the Underlying Properties.
Discussion and Analysis of Results from the Underlying Properties
Historical Results. The Underlying Properties consist of the working interests owned by Chesapeake in the Colony Granite Wash in Washita County in western Oklahoma arising under leases and farmout agreements related to properties from which the PDP Royalty Interest and the Development Royalty Interest were conveyed.
The following table provides revenues and direct operating expenses for the years ended December 31, 2014, 2013 and 2012, as derived from the Underlying Properties' statements of revenues and direct operating expenses.

	Years Ended December 31,
	2014	2013	2012
	($ in thousands)
Oil, natural gas and NGL revenues(1)	$165,418	$194,817	$176,875
Direct operating expenses:
Production expenses excluding taxes	13,454	13,747	12,835
Production taxes	2,946	2,544	2,437
Ad valorem taxes	84	66	43
Total direct operating expenses	16,484	16,357	15,315
Revenues in excess of direct operating expenses	$148,934	$178,460	$161,560
_________________________________________________

(1)
Oil, natural gas and NGL revenues are net of post-production expenses, including gathering, storage, compression, transportation, processing, treating, dehydrating and non-affiliate marketing expenses.

The following table sets forth the production, average sales prices, and average cost per boe for production expenses and production taxes for the Underlying Properties for the years ended December 31, 2014, 2013 and 2012.

	Years Ended December 31,
	2014	2013	2012
Production:
Oil (mbbls)	791	925	993
Natural gas (mmcf)	17,379	20,317	19,137
NGL (mbbls)	1,776	2,133	1,999
Total production (mboe)	5,464	6,444	6,182

Average sales prices:(1)
Oil (per bbl)	$89.50	$91.60	$90.42
Natural gas (per mcf)	$2.53	$2.16	$1.46
NGL (per bbl)	$28.48	$31.05	$29.57
Direct operating expenses:
Production expenses (per boe)(2)	$2.48	$2.14	$2.08
Production taxes (per boe)(3)	$0.54	$0.39	$0.39
 ___________________________________________________

(1)	Average sales prices are net of post-production expenses, including gathering, storage, compression, transportation, processing, treating, dehydrating and non-affiliate marketing expenses.

(2)	Production expenses include lease operating costs and ad valorem taxes.

(3)	Production taxes are generally based upon (i) volume produced and (ii) prices received for production.
 Oil, Natural Gas and NGL Revenues. For the year ended December 31, 2014, oil, natural gas and NGL revenues were $165.4 million compared to $194.8 million and $176.9 million for the years ended 2013 and 2012, respectively. The $29.4 million decrease in revenues from 2013 to 2014 was primarily due to a decrease in production of 980 mboe and a decrease in oil and NGL prices. Average oil prices decreased $2.10 per bbl, from $91.60 per bbl to $89.50 per bbl. Average NGL prices decreased $2.57 per bbl, from $31.05 per bbl to $28.48 per bbl. These decreases were partially offset by a $0.37 per mcf increase in average natural gas prices from $2.16 per mcf to $2.53 per mcf. The $17.9 million increase in revenues from 2012 to 2013 was primarily due to an increase in production of 262 mboe and an increase in oil, natural gas and NGL prices. Average oil prices increased $1.18 per bbl, from $90.42 per bbl to $91.60 per bbl. Average natural gas prices increased $0.70 per mcf, from $1.46 per mcf to $2.16 per mcf. Average NGL prices increased $1.48 per bbl, from $29.57 per bbl to $31.05 per bbl.
Production Expenses. For the year ended December 31, 2014, production expenses, excluding ad valorem taxes, were $13.5 million compared to $13.7 million and $12.8 million for the years ended 2013 and 2012, respectively. The increase from 2012 to 2013 was primarily due to an increase in the number of producing wells. On a unit-of-production basis, production expenses, including ad valorem taxes, were $2.48 per boe in 2014 compared to $2.14 and $2.08 per boe in 2013 and 2012, respectively.
Production Taxes. For the year ended December 31, 2014, production taxes were $2.9 million compared to $2.5 million and $2.4 million for the years ended 2013 and 2012, respectively. On a unit-of-production basis, production taxes were $0.54 per boe in 2014 compared to $0.39 per boe in 2013 and 2012. In general, production taxes, particularly in the second half of 2014, increased due to an increase in natural gas prices, partially offset by lower oil and NGL prices.
The Reserve Report for the Underlying Properties and the Royalty Interests
The oil, natural gas and NGL reserves in this Annual Report were estimated by Ryder Scott. The process to review and estimate the reserves begins with Chesapeake's Corporate Reserves Department collecting and verifying all pertinent data, including but not limited to well test data, production data, historical pricing, cost information, property ownership interests, reservoir data, and geosciences data. This data is reviewed by various levels of Chesapeake management for accuracy before consultation with Ryder Scott. Ryder Scott was consulted with regularity during the reserve estimation process to review properties, assumptions, and any new data available. Internal reserve estimates and methodologies are compared to Ryder Scott's estimates and methodologies to test the reserve estimates and conclusions before the reserve estimates are included in this Annual Report. Additionally, Chesapeake's senior management reviews and approves the reserve report contained herein.
Internal Controls. Chesapeake's Director - Corporate Reserves is the technical person primarily responsible for overseeing the preparation of the Trust's reserve estimates. His qualifications include the following:

•	24 years of practical experience working for major oil companies, including 16 years in reservoir engineering responsible for estimation and evaluation of reserves

•	Bachelor of Science degree in Petroleum Engineering

•	Registered professional engineer in the state of Texas

•	member in good standing of the Society of Petroleum Engineers
Chesapeake ensures that the key members of Chesapeake's Corporate Reserves Department have appropriate technical qualifications to oversee the preparation of reserves estimates, including, with respect to its engineers, a minimum of an undergraduate degree in petroleum, mechanical or chemical engineering or other applicable technical discipline. With respect to its engineering technicians, a minimum of a four-year degree in mathematics, economics, finance or other technical/business/science field. Chesapeake also maintains a continuous education program for its engineers and technicians on new technologies and industry advancements and offer refresher training on basic skill sets.
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

•
Each quarter, Chesapeake's Corporate Reserves Department managers, the Director - Corporate Reserves, the Vice Presidents of its business units, the Vice President of Corporate and Strategic Planning and the Executive Vice President of its operating divisions review all significant reserves changes and all new proved undeveloped reserves additions.

•	Chesapeake's Corporate Reserves Department reports independently of Chesapeake's operating divisions.
 Technologies. The reserve report was prepared using decline curve analysis to determine the reserves of individual Producing Wells. After estimating the reserves of each proved developed well, it was determined that a reasonable level of certainty exists with respect to the reserves that can be expected from close offset undeveloped wells in the field. The continuity of the play across the AMI area was established by reviewing electronic well logs from wells, geologically mapping the analogous reservoir and reviewing extensive production data from horizontal wells within the larger Colony Granite Wash area. The proved undeveloped locations within the AMI are direct offsets to the horizontal wells drilled and producing as of December 31, 2014.
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

•	over 30 years of practical experience in the estimation and evaluation of petroleum reserves;

•	registered professional engineer in the state of Texas;

•	member in good standing of Society of Petroleum Engineers and the Society of Petroleum Evaluation Engineers; and

•	Bachelor of Science degree in Electrical Engineering.
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
Risks Related to the Units
Drilling for and producing oil, natural gas and NGL on the Underlying Properties are high-risk activities with many uncertainties that could delay the anticipated drilling schedule for the Development Wells and adversely affect future production from the Underlying Properties. Any such delays or reductions in production could decrease cash available for distribution to unitholders.
The drilling and completion of the Development Wells are subject to numerous risks beyond Chesapeake's and the Trust's control, including risks that could delay or change the current drilling schedule for the Development Wells and the risk that drilling will not result in commercially viable oil, natural gas and NGL production. Drilling for oil, natural gas and NGL can be unprofitable if dry wells are drilled and if productive wells do not produce sufficient revenues to return a profit. Chesapeake's and third-party operators' decisions to develop or otherwise exploit certain areas within the AMI will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations and the costs of drilling, completing and operating wells are often uncertain before drilling commences. Drilling and production operations on the Underlying Properties may be curtailed, delayed or canceled as a result of various factors, including the following:

•	delays imposed by or resulting from compliance with regulatory requirements, including permitting;

•	unusual or unexpected geological formations and miscalculations or irregularities in formations;

•	shortages of or delays in obtaining equipment and qualified personnel;

•	equipment malfunctions, failures or accidents;

•	lack of available gathering facilities or delays in construction of gathering facilities;

•	lack of available capacity on interconnecting transmission pipelines;

•	unexpected operational events and drilling conditions;

•	pipe or cement failures and casing collapses;

•	pressures, fires, blowouts and explosions;

•	lost or damaged drilling and service tools;

•	loss of drilling fluid circulation;

•	lack of sufficient water or water disposal facilities in connection with hydraulic fracturing;

•	uncontrollable flows of oil, natural gas and NGL water or drilling fluids;

•	natural disasters;

•	environmental hazards, such as oil, natural gas and NGL leaks, pipeline ruptures and discharges of toxic gases or fluids;

•	adverse weather conditions, such as extreme cold, fires caused by extreme heat or lack of rain and severe storms or tornadoes;

•	reductions in oil, natural gas and NGL prices or, for hedged production, increases in pricing differentials; and

•	title problems affecting the Underlying Properties.
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

Oil, natural gas and NGL prices fluctuate widely, and lower prices for an extended period of time will reduce proceeds to the Trust, Chesapeake's economic incentive to drill and cash distributions to unitholders.
The Trust's reserves and quarterly cash distributions are highly dependent upon the prices realized from the sales of oil, natural gas and NGL. Historically, the markets for oil, natural gas and NGL have been volatile and they are likely to continue to be volatile. Wide fluctuations in oil, natural gas and NGL prices may result from relatively minor changes in the supply of or demand for oil and natural gas, market uncertainty and other factors that are beyond the control of the Trust and Chesapeake, including:

•	domestic and worldwide supplies of oil, natural gas and NGL, including U.S. inventories of oil, natural gas and NGL reserves;

•	weather conditions;

•	changes in the level of consumer and industrial demand;

•	the price and availability of alternative fuels;

•	the effectiveness of worldwide conservation measures;

•	the availability, proximity and capacity of pipelines, other transportation facilities and processing facilities;

•	the level and effect of trading in commodity futures markets, including by commodity price speculators and others;

•	potential U.S. exports of oil and/or liquefied natural gas;

•	the price and level of foreign imports;

•	the nature and extent of domestic and foreign governmental regulations and taxes;

•	the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

•	political instability or armed conflict in oil and natural gas producing regions; and

•	domestic and global economic conditions.
These factors and the volatility of the energy markets make it extremely difficult to predict future oil, natural gas and NGL price movements with any certainty. Oil and natural gas prices declined significantly in the second half of 2014 and have remained low compared to prices in the first half of 2014. In addition, the market price of oil, natural gas and NGL is generally higher in the winter months than during other months of the year due to increased demand for oil, natural gas and NGL for heating purposes during the winter season. In the second half of 2014, the NYMEX West Texas Intermediate (WTI) index price of oil declined significantly from $105.37 per bbl as of June 30, 2014 to $53.27 per bbl as of December 31, 2014, and the Henry Hub index price of natural gas declined from $4.46 per mcf to $2.89 per mcf over the same period.
Lower oil, natural gas and NGL prices will reduce proceeds to which the Trust is entitled and may ultimately reduce the amount of oil, natural gas and NGL that is economic to produce from the Underlying Properties. As a result, Chesapeake or any third-party operator of any of the Underlying Properties could determine during periods of low oil, natural gas and NGL prices to shut in or curtail production from wells on the Underlying Properties. In addition, the operator of the Underlying Properties could determine during periods of low oil, natural gas and NGL prices to plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices. Specifically, Chesapeake or any third-party operator may abandon any well or property if it reasonably believes that the well or property can no longer produce oil, natural gas and NGL in commercially economic quantities. This could result in termination of the portion of the Royalty Interests relating to the abandoned well or property, and Chesapeake would have no obligation to drill a replacement well. The volatility of oil, natural gas and NGL prices also reduces the accuracy of target distributions used to calculate the subordination and incentive thresholds. There can be no assurance that the Trust's derivative contracts will mitigate these risks, and after September 30, 2015, production of oil, natural gas and NGL will not be protected by derivative contracts.

Actual reserves and future production may be less than current estimates, which could reduce cash distributions by the Trust and the value of the Trust units.
The value of the Trust units and the amount of future cash distributions to the Trust unitholders will depend upon, among other things, the accuracy of the future production estimated to be attributable to the Royalty Interests. The future production estimates are based on estimates of reserve quantities for the Underlying Properties. It is not possible to measure underground accumulations of oil, natural gas and NGL in an exact way. The process of estimating oil, natural gas and NGL reserves is complex and involves significant decisions and assumptions associated with geological, geophysical, engineering and economic data for each well.
Actual future production attributable to the Royalty Interests, oil, natural gas and NGL prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil, natural gas and NGL reserves most likely will vary from these estimates. Such variations may be significant and could materially affect reserve estimates. Ultimately, actual production and revenues for the Underlying Properties could be materially less than estimated amounts. Petroleum engineers are required to make subjective estimates of underground accumulations of oil, natural gas and NGL based on factors and assumptions that include:

•	assumptions required by the SEC;

•	historical production from the area compared with production rates from other producing areas;

•	oil, natural gas and NGL prices, production levels, btu content, operating expenses, transportation costs, production and excise taxes and capital expenditures; and

•	the assumed effect of governmental regulation.
Changes in these assumptions or actual production expenses incurred and results of actual development could materially decrease reserve estimates.
Reserve estimates for fields that do not have a lengthy production history are less reliable than estimates for fields with lengthy production histories. A lack of production history may contribute to inaccuracy in estimates of proved reserves, future production rates and the timing of development expenditures. Most of the Producing Wells have been operational for a relatively short period of time and estimated total reserves vary substantially from well to well and are not directly correlated to perforated lateral length or completion technique. There can be no assurance that the data used in preparing these estimates can accurately predict future production. The lack of operational history for horizontal wells in the Colony Granite Wash may also contribute to the inaccuracy of estimates of proved reserves. During 2014 and 2013, the Trust recorded significant downward reserve revisions primarily due to current results being below expectations, primarily as a result of higher-than-expected pressure depletion within certain areas of the AMI and the removal of PUDs that are not part of Chesapeake's five-year development plan within the AMI. Future negative well performance or lower expected ultimate recovery could lead to further downward adjustments to our reserve estimates. A material and adverse variance of actual production, revenues and expenditures from those underlying reserve estimates would have a material adverse effect on the financial condition, results of operations and cash flows of the Trust and would reduce cash distributions to Trust unitholders. In addition, as a result of substantially lower oil and natural gas prices, Chesapeake reduced its operated rig count in the AMI in February 2015 from two rigs to one rig to slow the pace of its drilling program. Chesapeake has notified the Trust that it will continue analyzing the impact of commodity prices and will adjust the current drilling program or operated rig count accordingly. In the second half of 2014, the NYMEX WTI index price of oil declined significantly from $105.37 per bbl as of June 30, 2014 to $53.27 per bbl as of December 31, 2014, and the Henry Hub index price of natural gas declined from $4.46 per mcf to $2.89 per mcf over the same period. Oil prices have declined further in 2015. The NYMEX WTI index price of oil on March 9, 2015 was $50.00 per bbl, and the Henry Hub index price of natural gas was $2.68 per mcf. Based on first-day-of the-month prices over the 12 months ended March 2015, the Trust expects to have further impairments of the Royalty Interests in the first quarter of 2015. Further impairments in subsequent quarters will occur if the trailing 12-month commodity prices continue to fall as compared to the commodity prices used in prior quarters.
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
Pursuant to the terms of the development agreement, Chesapeake is obligated to drill and complete, or participate as a non-operator in the drilling and completion of, the Development Wells at its own expense. Chesapeake expects to operate all of the remaining Development Wells until the completion of its drilling obligation. As of March 9, 2015, Chesapeake operates 96% of the Producing Wells and the completed Development Wells and expects to operate all of the remaining Development Wells. The conveyances provide that Chesapeake is obligated to market, or cause to be marketed, the oil, natural gas and NGL production related to the Underlying Properties. Due to the Trust's reliance on Chesapeake to fulfill these obligations, the value of the Royalty Interests and its ultimate cash available for distribution is highly dependent on Chesapeake's performance.
Chesapeake's ability to perform these obligations will depend on its future financial condition, economic performance and access to capital, which in turn will depend upon the supply and demand for oil, natural gas and NGL, prevailing economic conditions and financial, business and other factors, many of which are beyond Chesapeake's control.
If Chesapeake were to default on its obligation to drill the Development Wells, the Trust would be able to foreclose on the Drilling Support Lien to the extent of Chesapeake's remaining interests in the undeveloped portions of the AMI, file a lawsuit to collect money damages from Chesapeake and pursue other available legal remedies against Chesapeake. However, the Trust is not permitted to obtain specific performance from Chesapeake of its drilling obligation and the maximum amount the Trust can recover in a foreclosure or other action is limited to approximately $33.6 million as of March 9, 2015, which is the estimated amount of the Trust's share of the costs of drilling the remaining Development Wells and is not indicative of the total costs that will actually be incurred in drilling those wells. The maximum amount that the Trust can recover will be reduced proportionately as each Development Well is completed and released from the Drilling Support Lien and will not be adjusted for general inflation or inflation in oilfield service costs. There can be no assurance that the value of Chesapeake's interests in the undeveloped portions of the AMI secured by the Drilling Support Lien will be equal to the amount recoverable at any given time, and such interests may be worth considerably less. The process of foreclosing on such collateral may be expensive and time-consuming and delay the drilling and completion of the Development Wells; such delays and expenses would reduce Trust distributions by reducing the amount of proceeds available for distribution and may result in the loss of acreage due to leasehold expirations. Any amounts actually recovered in a foreclosure action would be applied to completion of Chesapeake's drilling obligation, would not result in any distribution to the Trust unitholders and may be insufficient to drill the number of wells needed for the Trust to realize the full value of the Royalty Interests in Development Wells. Furthermore, the Trust would have to seek a new party to perform the drilling and operation of the wells. The Trust may not be able to find a replacement driller or operator, and it may not be able to enter into a new agreement with such replacement party on favorable terms within a reasonable period of time. As long as the Royalty Interests are pledged as collateral to the Trust's derivative counterparty, the Trust's arranging for a replacement driller or operator may be more difficult or impossible. In such an event, the production from the Trust's properties would decline and such decline may trigger a foreclosure on the Royalty Interests by the derivative counterparty. The possibility of this foreclosure could deter the Trust from exercising its right to foreclose on the Drilling Support Lien.
The proceeds of the Royalty Interests may be commingled, for a period of time, with proceeds of Chesapeake's retained interest in the Underlying Properties, and Chesapeake will not be required to maintain a segregated account for proceeds payable to the Trust. In the event of a collection proceeding, it is possible that the Trust may not have adequate facts to trace its entitlement to funds in the commingled pool of funds and that other persons may, in asserting claims against Chesapeake's retained interest, be able to assert claims to the proceeds that should be delivered to the Trust. In addition, during any bankruptcy of Chesapeake, it is possible that payments of the royalties may be delayed or deferred. During the pendency of any Chesapeake bankruptcy proceedings, the Trust's ability to foreclose on the Drilling Support Lien, and the ability to collect cash payments being held in Chesapeake's accounts that are attributable to production from the Trust properties, and even its ability to demand any of these remedies, may be stayed or prohibited by the bankruptcy proceeding. A delay in realizing on the collateral for the Drilling Support Lien is possible, and it cannot be guaranteed that a bankruptcy court would permit such foreclosure. It is possible that the bankruptcy would also delay the execution of a new agreement with another driller or operator. If the Trust enters into a new agreement with a drilling or operating partner, the new partner might not achieve the same levels of production or sell oil, natural gas and NGL at the same prices as Chesapeake was able to achieve.
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
The estimates of target distributions used to calculate the subordination thresholds and incentive thresholds were established by Chesapeake, and Chesapeake did not seek or receive an opinion or report on such estimates from any independent accountants, financial advisers or third-party reserve engineers. Such estimates were based on assumptions about drilling, production, oil, natural gas and NGL prices, hedging activities, capital expenditures, expenses, tax rates and production tax credits under state law and other matters that are inherently uncertain and are subject to significant business, economic, financial, legal, regulatory and competitive risks and uncertainties that could cause actual results to differ materially from those estimated. For example, these estimates assume that oil, natural gas and NGL production is sold at prices consistent with spot and settled NYMEX pricing for July through November 2011, monthly NYMEX forward pricing as of October 28, 2011 for the remainder of the period ending June 30, 2014 and assumed price increases after June 30, 2014 of 2.5% annually, capped at $120.00 per bbl of oil (which cap would be reached in 2025) and $7.00 per mmbtu of natural gas (which cap would be reached in 2028); however, actual sales prices may not increase at this rate or at all and may instead decline, as they did in 2014. Additionally, these estimates assume that the Development Wells will be drilled on Chesapeake's then-anticipated schedule and the related Underlying Properties will achieve production volumes set forth in the reserve reports included in the Prospectus; however, the drilling of the Development Wells has been, and may continue to be delayed, and actual production volumes may be significantly lower. Further, after wells are completed, production operations may be curtailed, delayed or terminated as a result of a variety of risks and uncertainties, including those described above under "Drilling for and producing oil, natural gas and NGL on the Underlying Properties are high risk activities with many uncertainties that could delay the anticipated drilling schedule for the Development Wells and adversely affect future production from the Underlying Properties. Any such delays or reductions in production could decrease cash available for distribution to unitholders."
Furthermore, neither the target distribution nor the subordination threshold for each quarter during the subordination period necessarily represents the actual cash distributions Trust unitholders will receive, as evidenced by recent distributions to common unitholders that have been below the subordination threshold. To the extent actual production volumes or sales prices of oil, natural gas and NGL continue to be lower than the assumptions used to generate the target distributions, the actual distributions Trust unitholders receive are expected to be lower than the target distribution and the subordination threshold for the applicable quarter. A cash distribution to Trust unitholders below the target distribution amount or the subordination threshold may materially adversely affect the market price of the Trust units.

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
Pursuant to the development agreement between Chesapeake and the Trust, Chesapeake is obligated to drill and complete, or cause to be drilled and completed, the equivalent of 118 Development Wells in the AMI, of which approximately 102.9 Development Wells (as calculated under the development agreement) had been drilled and completed as of March 9, 2015. Chesapeake has drilled, or caused to be drilled, four additional wells in the AMI that are awaiting completion as of March 9, 2015. Chesapeake owns a majority working interest in all of the locations on which it expects to drill the remaining Development Wells, and it expects to operate such wells during the subordination period. In order to satisfy its drilling obligation, Chesapeake may rely upon third-party operators to drill some of the Development Wells. A significant portion of these wells may be drilled by a single third-party operator. The ability of third-party operators to help Chesapeake meet the drilling obligation will depend on those operators' future financial condition and economic performance and access to capital, which, in turn, will depend upon the supply and demand for oil, natural gas and NGL, prevailing economic conditions and financial, business and other factors. The failure of an operator to adequately perform operations could reduce production from the Underlying Properties and the cash available for distribution to Trust unitholders. Chesapeake may be provided little or no notice by these operators that they are failing to drill the Development Wells in accordance with pre-existing schedules.
Because Chesapeake does not have a majority working interest in most of the non-operated properties comprising the Underlying Properties, Chesapeake may not be able to remove the operator in the event of poor or untimely performance. If the Development Wells take longer to be drilled than currently anticipated, this may delay revenue earned from the production of oil, natural gas and NGL by such wells. The revenues distributable to the Trust and the amount of cash distributable to the Trust unitholders would similarly be delayed.
For those Development Wells where Chesapeake is the operator, Chesapeake generally relies on third-party service providers to conduct the drilling operations.
Where Chesapeake is the operator of a Development Well, it generally relies on third-party service providers to perform the necessary drilling operations. The ability of third-party service providers to perform such drilling operations will depend on those service providers' financial condition and economic performance and access to capital, which in turn will depend upon the supply and demand for oil, natural gas and NGL, prevailing economic conditions and financial, business and other factors. The failure of a third-party service provider to adequately perform operations could delay drilling or completion or reduce production from the Underlying Properties and the cash available for distribution to Trust unitholders. If the Development Wells take longer to be drilled and completed than currently anticipated, this may delay revenue earned from the production of oil, natural gas and NGL by such wells. The revenues distributable to the Trust and the amount of cash distributable to the Trust unitholders would similarly be delayed.

Production of oil, natural gas and NGL on the Underlying Properties could be materially and adversely affected by severe or unseasonable weather.
Production of oil, natural gas and NGL on the Underlying Properties could be materially and adversely affected by severe or unseasonable weather. Repercussions of severe weather conditions may include:

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
The demand for qualified and experienced personnel to conduct field operations, geologists, geophysicists, engineers and other professionals in the oil and natural gas industry can fluctuate significantly, often in correlation with oil, natural gas and NGL prices, causing periodic shortages. Historically, there have been shortages of drilling rigs and other equipment as demand for rigs and equipment has increased along with the number of wells being drilled. These factors also cause significant increases in costs for equipment, services and personnel. Higher oil, natural gas and NGL prices generally stimulate demand and result in increased prices for drilling rigs, crews and associated supplies, equipment and services. Shortages of field personnel and equipment or price increases could significantly hinder Chesapeake's ability to perform the drilling obligation and delay completion of the Development Wells, which would reduce future distributions to Trust unitholders.
Due to the Trust's lack of industry and geographic diversification, adverse developments in the Trust's existing area of operation could adversely impact its financial condition, results of operations and cash flows and reduce its ability to make distributions to the unitholders.
The Underlying Properties are operated for oil, natural gas and NGL production and are focused exclusively in the Colony Granite Wash in Washita County in the Anadarko Basin of western Oklahoma. This concentration could disproportionately expose the Trust's interests to operational and regulatory risk in that area. Due to the lack of diversification in industry type and location of the Trust's interests, adverse developments in the oil, natural gas and NGL markets or the area of the Underlying Properties, including, for example, transportation or treatment capacity constraints, curtailment of production or treatment plant closures for scheduled maintenance, could have a significantly greater impact on the Trust's financial condition, results of operations and cash flows than if the Royalty Interests were more diversified.
The generation of proceeds for distribution by the Trust depends in part on access to and the operation of gathering, transportation and processing facilities. Any limitation in the availability of those facilities could interfere with sales of oil, natural gas and NGL production from the Underlying Properties.
The amount of oil, natural gas and NGL that may be produced and sold from any well to which the Underlying Properties relate is subject to the availability of gathering, transportation and processing facilities. Even where such facilities are available, services from such facilities are subject to curtailment in certain circumstances, such as by reason of weather conditions, pipeline interruptions due to scheduled and unscheduled maintenance, failure of tendered oil, natural gas and NGL to meet quality specifications of gathering lines or downstream transporters, excessive line pressure which prevents delivery or physical damage to the gathering system or transportation system. The curtailments may vary from a few days to several months. In many cases, Chesapeake or a third-party operator is provided limited notice, if any, as to when production will be curtailed and the duration of such curtailments. If Chesapeake or a third-party operator is forced to reduce production due to such a curtailment, the revenues of the Trust and the amount of cash distributions to the Trust unitholders would similarly be reduced due to the reduction of proceeds from the sale of production. Moreover, Chesapeake currently ships all of its natural gas production from the Underlying Properties to market through one pipeline provider and sells all of its oil production from the Underlying Properties to one purchaser. Although Chesapeake currently does not have any material production shut-in and does not shut in production on a routine basis as a result of lack of accessibility to transportation or lack of processing facilities, there can be no assurance this will be the case in the future.

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
The Trust is passive in nature and will have no stockholder voting rights in Chesapeake, managerial, contractual or other ability to influence Chesapeake, or control over the field operations of, sales of oil, natural gas and NGL from, or development of, the Underlying Properties.
Trust unitholders have no voting rights with respect to Chesapeake securities and will have no managerial, contractual or other ability to influence Chesapeake's activities or operations of the Underlying Properties. In addition, some of the Development Wells will be operated by third parties unrelated to Chesapeake. Such third-party operators may not have the operational expertise of Chesapeake within the AMI. Oil and natural gas properties are typically managed pursuant to an operating agreement among the working interest owners in the properties. The typical operating agreement contains procedures whereby the owners of the aggregate working interest in the property designate one of the interest owners to be the operator of the property. Under these arrangements, the operator is typically responsible for making all decisions relating to drilling activities, sale of production, compliance with regulatory requirements and other matters that affect the property. Neither the Trustee nor the Trust unitholders have any contractual ability to influence or control the field operations of, sales of oil, natural gas and NGL from, or future development of, the Underlying Properties.
The oil, natural gas and NGL reserves estimated to be attributable to the Underlying Properties are depleting assets and production from those reserves will diminish over time. Furthermore, the Trust is precluded from acquiring other oil and natural gas properties or royalty interests to replace the depleting assets and production.
The proceeds payable to the Trust from the Royalty Interests are derived from the sale of the production of oil, natural gas and NGL from the Underlying Properties. The oil, natural gas and NGL reserves attributable to the Underlying Properties are depleting assets, which means that the reserves of oil, natural gas and NGL attributable to the Underlying Properties will decline over time. As a result, the quantity of oil, natural gas and NGL produced from the Underlying Properties will decline over time.
Future maintenance may affect the quantity of proved reserves that can be economically produced from the Underlying Properties to which the wells relate. The timing and size of these projects will depend on, among other factors, the market prices of oil, natural gas and NGL. With the exception of Chesapeake's commitment to drill the Development Wells, Chesapeake has no contractual obligation to the Trust to make capital expenditures on the Underlying Properties in the future. Furthermore, for properties on which Chesapeake is not designated as the operator, Chesapeake has no control over the timing or amount of those capital expenditures. Chesapeake also has the right not to participate in the capital expenditures on properties for which it is not the operator, in which case Chesapeake and the Trust will not receive the production resulting from such capital expenditures. If Chesapeake or other operators of the wells to which the Underlying Properties relate do not implement maintenance projects when warranted, the future rate of production decline of proved reserves may be higher than the rate currently expected by Chesapeake or estimated in the reserve reports.
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
An increase in the differential between the price realized by Chesapeake for oil, natural gas and NGL produced from the Underlying Properties and the NYMEX or other benchmark price of oil or natural gas could reduce the proceeds to the Trust and therefore the cash distributions by the Trust and the value of Trust units.
The prices received for Chesapeake's oil, natural gas and NGL production in Oklahoma usually fall below benchmark prices, such as NYMEX. The difference between the price received and the benchmark price is called a differential. The amount of the differential will depend on a variety of factors, including discounts based on the quality and location of hydrocarbons produced, btu content, post-production expenses and production taxes. These factors can cause differentials to be volatile from period to period. Chesapeake has little or no control over the factors that determine the amount of the differential, and cannot accurately predict natural gas or crude oil differentials. Increases in the differential between the realized price of oil, natural gas and NGL and the benchmark price for oil, natural gas and NGL could reduce the proceeds to the Trust and therefore the cash distributions by the Trust and the value of the Trust units.
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
The Royalty Interests and the Trust will bear certain costs and expenses that will reduce the amount of cash received by or available for distribution by the Trust to the holders of the Trust units. These costs and expenses include the following:

•
the Trust's share of the expenses incurred by Chesapeake to gather, store, compress, transport, process, treat, dehydrate and market the oil, natural gas and NGL (excluding costs of marketing services provided by Chesapeake);

•	the Trust's share of applicable taxes on the oil, natural gas and NGL;

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
The Trust hedged approximately 50% of the expected oil and NGL production and approximately 37% of the Trust's expected revenues (based on NYMEX strip oil prices as of October 28, 2011) for the production periods from October 1, 2011 through September 30, 2015 under its derivative contracts. To the extent oil production falls below the hedged oil volume, the derivative contracts will also cover NGL production. Such estimated production will be hedged using a conversion ratio of one barrel of NGL to 49.2% of a barrel of oil. To the extent oil and NGL prices are not correlated, the derivative arrangements will not effectively mitigate the price risk of the Trust's NGL production. Except in limited circumstances involving the restructuring of existing derivative contracts, the remaining estimated production of oil and NGL and all production of natural gas from October 1, 2011 through September 30, 2015 will not be hedged and the Trust will not have the ability to enter into additional derivative contracts, terminate existing derivative contracts or hedge production beyond September 30, 2015. With respect to unhedged volumes and periods, the Trust will not be protected against the price risks inherent in holding interests in oil, natural gas and NGL, commodities that are frequently characterized by significant price volatility. Furthermore, while the use of derivative contracts limits the downside risk of price declines, they may also limit the Trust's ability to benefit from increases in oil and NGL prices above the fixed price of the derivative contract on the portion of the production attributable to the Royalty Interests that is hedged.
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
In connection with the dissolution of the Trust on the Termination Date, the Term Royalties will automatically revert to Chesapeake, while the Perpetual Royalties will be sold and the proceeds will be distributed to the unitholders (including Chesapeake to the extent of any Trust units it owns) at the date the Trust dissolves or soon thereafter. The price received by the Trust from any purchaser of the Perpetual Royalties will depend, among other things, on the prices of oil, natural gas and NGL at that time. There can be no assurance that the prices of oil, natural gas and NGL will be at levels such that Trust unitholders will receive any particular amount of cash in return for the Trust's sale of the Perpetual Royalties.
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
Chesapeake could have interests that conflict with the interests of the Trust and the Trust unitholders. For example:

•
Notwithstanding its drilling obligation to the Trust, Chesapeake's interests may conflict with those of the Trust and the Trust unitholders in situations involving the development, maintenance, operation or abandonment of the Underlying Properties. Additionally, Chesapeake may abandon a well that is no longer producing in paying quantities even though such well is still generating revenue for the Trust unitholders. Subsequent to fulfilling its drilling obligation, Chesapeake may make decisions with respect to expenditures and decisions to allocate resources to projects in other areas that adversely affect the Underlying Properties, including reducing expenditures on these properties, which could cause oil, natural gas and NGL production to decline at a faster rate and thereby result in lower cash distributions by the Trust in the future.

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

In addition, Chesapeake has agreed that, if at any time the Trust's cash on hand (including available cash reserves) is not sufficient to pay the Trust's ordinary course expenses as they become due, it will lend funds to the Trust necessary to pay such expenses. Any such loan will be on an unsecured basis, and the terms of such loan will be substantially the same as those which would be obtained in an arms' length transaction between Chesapeake and an unaffiliated third party. If Chesapeake provides such funds to the Trust, it would become a creditor of the Trust and its interests as a creditor could conflict with the interests of unitholders.

After satisfying its drilling obligation to the Trust, Chesapeake may sell all or a portion of its retained interest in the Underlying Properties, subject to and burdened by the Royalty Interests; any such purchaser could have a weaker financial position and/or be less experienced in oil, natural gas and NGL development and production than Chesapeake.
Trust unitholders will not be entitled to vote on any sale by Chesapeake of its retained interest in the Underlying Properties and the Trust will not receive any proceeds from any such sale. The purchaser would be responsible for all of Chesapeake's obligations relating to the Royalty Interests on the portion of the Underlying Properties sold, including Chesapeake's obligation to operate the Underlying Properties sold in accordance with the Reasonably Prudent Operator Standard under the development agreement and Chesapeake's true-up obligations with respect to the Underlying Properties sold, and Chesapeake would have no continuing obligation to the Trust for those properties. Additionally, after satisfying its drilling obligation, Chesapeake may enter into farmout or participation arrangements with respect to the wells burdened by the Royalty Interests. Any purchaser, farmout counterparty or participating partner could have a weaker financial position and/or be less experienced in oil, natural gas and NGL development and production in the Colony Granite Wash than Chesapeake, which could result in a decrease in production from the Underlying Properties sold and a corresponding decrease in cash available for distribution to the Trust's unitholders. Additionally, in the event that Chesapeake enters into such a farmout or participation agreement, the Royalty Interests will not burden any interests that the counterparty earns under such an agreement.
Oil and natural gas drilling and producing operations can be hazardous and may expose Chesapeake to liabilities.
Oil and natural gas operations are subject to many risks, including well blowouts, cratering and explosions, pipe failures, fires, formations with abnormal pressures, uncontrollable flows of oil, natural gas, brine or well fluids, severe weather, natural disasters, groundwater contamination and other environmental hazards and risks. Some of these risks or hazards could materially and adversely affect Chesapeake's revenues and expenses by reducing or shutting in production from wells, loss of equipment or otherwise negatively impacting the projected economic performance of its prospects. A temporary or permanent halt of the production and sales of oil, natural gas and NGL at any of the Underlying Properties could also reduce Trust distributions by reducing the amount of proceeds available for distribution.
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
Chesapeake's midstream and compression operations are subject to all of the risks and operational hazards inherent in transporting oil and natural gas and natural gas compression, including:

•	damages to pipelines, facilities and surrounding properties caused by third parties, severe weather, natural disasters, including hurricanes, and acts of terrorism;

•	maintenance, repairs, mechanical or structural failures;

•	damages to, loss of availability of and delays in gaining access to interconnecting third-party pipeline;

•	disruption or failure of information technology systems and network infrastructure due to various causes, including unauthorized access or attack; and

•	leaks of oil or natural gas as a result of the malfunction of equipment or facilities.
A material event such as those described above could expose Chesapeake to liabilities, monetary penalties or interruptions in its business operations. While Chesapeake may maintain insurance against some, but not all, of the risks described above, its insurance may not be adequate to cover casualty losses or liabilities, and its insurance does not cover penalties or fines that may be assessed by a governmental authority. Also, in the future Chesapeake may not be able to obtain insurance at premium levels that justify its purchase.
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
The ability of the Underlying Properties to produce oil, natural gas and NGL economically and in commercial quantities could be impaired if Chesapeake is unable to acquire adequate supplies of water for its drilling operations or is unable to dispose of or recycle the water it uses economically and in an environmentally safe manner.
Development activities on the Underlying Properties require the use of water. For example, the hydraulic fracturing process that Chesapeake employs to produce commercial quantities of oil, natural gas and NGL from many reservoirs requires the use and disposal of significant quantities of water. In the AMI, there is insufficient local aquifer capacity to provide a source of water for drilling activities. Water must be obtained from other sources and transported to the drilling site. Chesapeake’s inability to secure sufficient amounts of water, or to dispose of or recycle the water used in its operations could adversely impact development of the Underlying Properties. Moreover, the imposition of new environmental initiatives and regulations could include restrictions on Chesapeake’s ability to conduct certain operations such as hydraulic fracturing or disposal of waste, including, but not limited to, produced water, drilling fluids and other materials associated with the exploration, development or production of oil, natural gas and NGL.
Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.
Several states are considering adopting regulations that could impose more stringent permitting, public disclosure, and/or well construction requirements on hydraulic fracturing operations. In addition to state laws, some local municipalities have adopted or are considering adopting land use restrictions, such as city ordinances, that may restrict or prohibit the performance of well drilling in general and/or hydraulic fracturing in particular. There are also certain governmental reviews either underway or being proposed that focus on deep shale and other formation completion and production practices, including hydraulic fracturing. These studies assess, among other things, the risks of groundwater contamination caused by hydraulic fracturing and other exploration and production activities. Depending on the outcome of these studies, federal and state legislatures and agencies may seek to further regulate or even ban such activities. Certain environmental and other groups have also suggested that additional federal, state and local laws and regulations may be needed to more closely regulate the hydraulic fracturing process.
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
The EPA has published NSPS and NESHAP that amended existing NSPS and NESHAP for oil and natural gas facilities and created new NSPS for oil and natural gas production, transmission and distribution facilities. The EPA has issued updated rules regarding storage tanks, and additional rules are expected, but the overall outcome of this process remains uncertain. In December 2014, the EPA issued finalized additional amendments to these rules that, among other things, distinguished between multiple flowback stages during completion of hydraulically fractured wells and clarified that storage tanks permanently removed from service are not affected by any requirements. Further, in 2012, seven states sued the EPA to compel the agency to make a determination as to whether standards of performance limiting methane emissions from oil and gas sources is appropriate and, if so, to promulgate performance standards for methane emissions from existing oil and gas sources. In April 2014, the EPA released a set of five white papers analyzing methane emissions from the industry, and, based on responses received, is expected to propose new standards of performance limiting methane emissions from oil and gas sources in 2015. The BLM is also expected to address methane emissions from the oil and gas industry on federal lands.
The EPA has also issued rules requiring monitoring and reporting of greenhouse gas emissions from petroleum and natural gas systems. Chesapeake, along with other industry groups, filed suit challenging certain provisions of these rules, but the outcome of the challenge is uncertain and may impact Chesapeake's reporting obligations. In addition, in December 2014, the EPA published its proposal to revise downward the ozone national ambient air quality standard to 65-70 parts per billion. A final rule is expected in 2015. Chesapeake has informed us that it cannot predict the actions that these regulations will require or prohibit, but that its business and operations could be subject to increased operating and compliance costs associated with these regulations.
Potential legislative and regulatory actions directed at climate change could increase Chesapeake's costs, and adversely affect the demand for oil, natural gas and NGL
Various state governments and regional organizations are considering enacting new legislation and promulgating new regulations governing or restricting the emission of greenhouse gases from stationary sources such as Chesapeake's equipment and operations. At the federal level, the EPA has already made findings and issued regulations that require Chesapeake to establish and report an inventory of greenhouse gas emissions. Legislative and regulatory proposals for restricting greenhouse gas emissions or otherwise addressing climate change could require Chesapeake to incur additional operating costs and could adversely affect demand for oil, natural gas and NGL. The potential increase in operating costs could include new or increased costs to obtain permits, operate and maintain equipment and facilities, install new emission controls on equipment and facilities, acquire allowances to authorize its greenhouse gas emissions, pay taxes related to greenhouse gas emissions and administer and manage a greenhouse gas emissions program. Even without federal legislation or regulation of greenhouse gas emissions, states may pursue the issue either directly or indirectly. Restrictions on emissions of methane or carbon dioxide that may be imposed in various states could adversely affect the oil and natural gas industry. Moreover, incentives to conserve energy or use alternative energy sources as a means of addressing climate change could reduce demand for oil, natural gas and NGL.
If the Trust should need to restructure its derivative contracts, OTC derivatives regulation could increase the costs of restructuring and potentially have other adverse effects.
In July 2010, the U.S. Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), which contains measures aimed at migrating over-the-counter (OTC) derivative markets to exchange-traded and cleared markets. Certain companies that use derivatives to hedge commercial risk, referred to as end-users, are permitted to continue to use OTC derivatives under newly adopted regulations. Chesapeake maintains an active price and basis risk management program related to the oil and natural gas it produces for its own account in order to manage the impact of low commodity prices and to predict future cash flows with greater certainty. Chesapeake used the OTC market for its fixed price oil swaps contracts that were novated to the Trust. Although the Trust is not permitted to enter into any new derivative contracts and may restructure its existing derivative contracts only in limited circumstances where production falls below hedged volumes, the Dodd-Frank Act and the rules and regulations promulgated thereunder could increase the cost of restructuring the Trust's existing derivative contracts, reduce liquidity of the Trust, reduce the Trust's ability to monetize or restructure its existing derivative contracts and increase the Trust's exposure to less creditworthy counterparties.

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
It is possible in certain circumstances for a publicly traded Trust otherwise treated as a partnership, such as the Trust, to be treated as a corporation for U.S. federal income tax purposes. Although the Trust does not believe based upon its current activities that such treatment is applicable to it, a change in current law could cause it to be treated as a corporation for U.S. federal income tax purposes or otherwise subject it to taxation as an entity. For example, from time to time, members of Congress propose and consider substantive changes to the existing federal income tax laws that affect publicly traded partnerships. One such legislative proposal would eliminate the qualifying income exception to the treatment of all publicly traded partnerships as corporations upon which the Trust relies for its treatment as a partnership for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will be reintroduced or will ultimately be enacted.
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
An individual having adjusted gross income in excess of $200,000 (or $250,000 for married taxpayers filing joint returns) is subject to the Net Investment Income Tax of 3.8% on the lesser of such excess or the individual's net investment income. For these purposes, net investment income generally includes interest income and royalty income derived from the Trust units as well as any net gain from the disposition of Trust units. In addition, currently the highest marginal U.S. federal income tax rate applicable to ordinary income and long-term capital gains of individuals is 39.6% and 20%, respectively. It has been assumed that the effective rate of production tax on the oil, natural gas and NGL attributable to the Trust will be approximately 2.0% for the first four years of production for each well, and approximately 7.0% thereafter. Moreover, these rates are subject to change by new legislation at any time.
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
Investment in Trust units by tax-exempt entities, such as individual retirement accounts (known as IRAs), and non-U.S. persons could result in differing tax consequences. For example, some of the Trust income allocated to organizations exempt from United States federal income tax, including IRAs and other retirement plans, may be unrelated business taxable income which would be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons may be required to file U.S. federal income tax returns and pay tax on their share of the Trust's taxable income or proceeds from the sale of Trust units.

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

The sale or exchange of 50% or more of the Trust's capital and profits interests during any 12-month period will result in the technical termination of the Trust for U.S. federal income tax purposes.
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
Certain U.S. federal income tax preferences currently available with respect to oil, natural gas and NGL production may be eliminated as a result of future legislation.
Among the proposed changes contained in President Obama's Budget Proposal for Fiscal Year 2016 is the elimination of certain key U.S. federal income tax preferences relating to oil, natural gas and NGL exploration and production. The President's budget proposes to eliminate certain tax preferences applicable to taxpayers engaged in the exploration or production of natural resources. Specifically, the budget proposes to repeal the deduction for percentage depletion with respect to wells, including interests such as the Perpetual Royalties, in which case only cost depletion would be available. These changes, if enacted, will make it more costly for Chesapeake to explore for and develop its oil, natural gas and NGL resources. In addition, the President’s Budget Proposal includes a provision to eliminate the exemption from corporate income tax for publicly traded partnerships with qualifying income from activities related to fossil fuels beginning in 2021. If successful, the provision would require publicly traded partnerships to be taxed as corporations, and would no longer allow for our treatment as a partnership for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units.

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
Chesapeake has advised the Trustee that at this time Chesapeake has three lawsuits in process that involve properties in the AMI and have claims that exceed $220,000 individually or in aggregate. The Trust is a not a party to any such lawsuit and Chesapeake has advised the Trustee that Chesapeake is not aware of any pending or threatened lawsuit or dispute that, individually or in the aggregate, is likely to have a material adverse effect on the Trust's financial position or distributable income.

ITEM 4.	Mine Safety Disclosures
Not applicable.

PART II

ITEM 5.	Market for Units of the Trust, Related Unitholder Matters and Trust Purchases of Units

Common Units Representing Beneficial Interests

The common units representing beneficial interests in the Trust are listed and commenced trading on the New York Stock Exchange on November 11, 2011 under the symbol “CHKR.” The following table sets forth, for the periods indicated, the high and low sales prices per common unit as reported by the New York Stock Exchange:

	Common Units
	High	Low
First Quarter 2013 (January 1 through March 31)	$19.15	$13.07
Second Quarter 2013 (April 1 through June 30)	$17.24	$14.10
Third Quarter 2013 (July 1 through September 30)	$16.60	$13.18
Fourth Quarter 2013 (October 1 through December 31)	$15.00	$9.90
First Quarter 2014 (January 1 through March 31)	$12.58	$9.60
Second Quarter 2014 (April 1 through June 30)	$11.82	$10.15
Third Quarter 2014 (July 1 through September 30)	$11.78	$10.02
Fourth Quarter 2014 (October 1 through December 31)	$10.72	$4.80
As of December 31, 2014, 35,062,500 common units representing beneficial interests in Chesapeake Granite Wash Trust were outstanding and held by 14 certified unitholders of record. Such units were issued on November 16, 2011. The following table sets forth, for the periods indicated, the common and subordinated distribution per unit:

	Distribution per Unit
	Common Unit	Subordinated Unit
First Quarter 2013	$0.6700	$0.3772
Second Quarter 2013	$0.6900	$0.3010
Third Quarter 2013	$0.6900	$0.1432
Fourth Quarter 2013	$0.6671	$—
First Quarter 2014	$0.6624	$—
Second Quarter 2014	$0.6454	$—
Third Quarter 2014	$0.5796	$—
Fourth Quarter 2014	$0.5079	$—
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
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities
None.

ITEM 6.	Selected Financial Data
Distributable Income
The following is a summary of royalty income, interest income and distributable income for the years ended December 31, 2014, 2013, 2012 and the six months ended December 31, 2011 (in thousands except per unit amounts):

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012	Six Months Ended December 31, 2011
Royalty income	$95,997	$114,010	$127,335	$29,334
Interest income	$—	$—	$3	$2
Distributable income	$83,984	$104,868	$116,510	$27,115
Distributable income per common unit	$2.3953	$2.7171	$2.6265	$0.5800
Distributable income per subordinated unit	$—	$0.8214	$2.0892	$0.5800
Assets, Liabilities and Trust Corpus
The following is the balance of total assets, total liabilities and trust corpus as of December 31, 2014, 2013, 2012 and 2011 (in thousands except per unit amounts):

	December 31,
	2014	2013	2012	2011
Total Assets	$256,604	$318,288	$429,621	$483,659
Total Liabilities	$—	$8,071	$8,084	$20,741
Trust Corpus	$256,604	$310,217	$421,537	$462,918

ITEM 7.	Trustee's Discussion and Analysis of Financial Condition and Results of Operations
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
Concurrent with the Trust's initial public offering in November 2011, Chesapeake conveyed the Royalty Interests to the Trust effective July 1, 2011, which included interests in (a) 69 Producing Wells in the Colony Granite Wash play and (b) 118 Development Wells that have since been or that are to be drilled in the Colony Granite Wash play on properties within the AMI. Chesapeake is obligated to drill, cause to be drilled or participate as a non-operator in the drilling of the Development Wells from drill sites in the AMI on or prior to June 30, 2016. Additionally, based on Chesapeake’s assessment of the ability of a Development Well to produce in paying quantities, Chesapeake is obligated to either complete and tie into production or plug and abandon each Development Well. As of December 31, 2014, Chesapeake had drilled and completed 92 wells within the AMI (approximately 101.9 of the 118 Development Wells as calculated under the development agreement). As of March 9, 2015, Chesapeake had drilled and completed, or caused to be drilled and completed, a total of 93 wells within the AMI (approximately 102.9 of the 118 Development Wells as calculated under the development agreement) and had drilled, or caused to be drilled, four additional wells within the AMI that were awaiting completion.
The Trust is not responsible for any costs related to the drilling of the Development Wells or any other operating or capital costs of the Underlying Properties, and Chesapeake is not permitted to drill and complete any well in the Colony Granite Wash formation on acreage included within the AMI for its own account until it has satisfied its drilling obligation to the Trust.
The Royalty Interests entitle the Trust to receive 90% of the proceeds (after deducting certain post-production expenses and any applicable taxes) from the sales of production of oil, natural gas and NGL attributable to Chesapeake’s net revenue interest in the Producing Wells and 50% of the proceeds (after deducting certain post-production expenses and any applicable taxes) from the sales of oil, natural gas and NGL production attributable to Chesapeake’s net revenue interest in the Development Wells. Post-production expenses generally consist of costs incurred to gather, store, compress, transport, process, treat, dehydrate and market the oil, natural gas and NGL produced. However, the Trust is not responsible for costs of marketing services provided by Chesapeake or its affiliates.
On November 16, 2011, Chesapeake novated to the Trust, and the Trust became party to, derivative contracts covering a portion of the production attributable to the Royalty Interests from October 1, 2011 through September 30, 2015. The Trust’s distributable income includes net settlements under these derivative contracts. The value of the derivative contracts as of December 31, 2014 and 2013 was a net asset of $18.6 million and a net liability of $8.1 million, respectively.
The Trust is required to make quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s administrative expenses, on or about 60 days following the completion of each calendar quarter through (and including) the quarter ending June 30, 2031. During the year ended December 31, 2014, four distributions were paid. See Liquidity and Capital Resources below and Note 6 to the financial statements contained in Item 8 of this Annual Report for more information regarding the distributions.
The amount of Trust revenues and cash distributions to Trust unitholders will fluctuate from quarter to quarter depending on several factors, including:

•	timing and amount of initial production and sales from the Development Wells;

•	oil, natural gas and NGL prices received;

•	volumes of oil, natural gas and NGL produced and sold;

•	amounts received from, or paid under, derivative contracts;

•	certain post-production expenses and any applicable taxes; and

•	the Trust’s expenses.
Results of Trust Operations
The quarterly payments to the Trust with respect to the Royalty Interests are based on the amount of proceeds actually received by Chesapeake during the preceding calendar quarter. Proceeds from production are typically received by Chesapeake one month after production. Due to the timing of the payment of production proceeds, quarterly distributions made by Chesapeake to the Trust will generally include royalties attributable to sales of oil, natural gas and NGL for three months, comprised of the first two months of the quarter just ended and the last month of the quarter prior to that one. Chesapeake is required to make the Royalty Interest payments to the Trust within 35 days of the end of each calendar quarter. During the year ended December 31, 2014, the Trust received payments on the Royalty Interests representing royalties attributable to proceeds from sales of oil, natural gas and NGL for September 1, 2013 through August 31, 2014. During the year ended December 31, 2013, the payments received by the Trust represented royalties attributable to proceeds from sales of oil, natural gas and NGL for September 1, 2012 through August 31, 2013. During the year ended December 31, 2012, the payments received by the Trust represented royalties attributable to proceeds from sales of oil, natural gas and NGL for September 1, 2011 through August 31, 2012.
The Trust’s income available for distribution throughout 2013 and 2014 was adversely affected by several factors. Oil and natural gas prices declined significantly in the second half of 2014 and have remained low. Even with derivatives currently in place to manage downside exposure to oil prices, the Trust's revenues and distributable income available to unitholders will continue to be adversely affected if commodity prices remain at current levels. In addition to the Trust's exposure to low prices for oil and natural gas, the Trust experienced reduced production volumes throughout 2013 and 2014, largely due to higher-than-expected pressure depletion within the AMI described below. For each of the quarterly production periods from September 1, 2013 to August 31, 2014, the Trust paid a common unit distribution below the applicable subordination threshold and no subordinated distribution was paid. On February 5, 2015, the Trust declared a cash distribution of $0.4496 per common unit, consisting of proceeds attributable to production from September 1, 2014 to November 30, 2014. All of the quarterly income available for distribution was used to make the common unit distribution and no subordinated unit distribution was paid. The distribution was paid on March 2, 2015 to record unitholders as of February 19, 2015. See Note 6 to the financial statements contained in Item 8 of this Annual Report for information regarding prior distributions paid and Note 7 to the financial statements contained in Item 8 of this Annual Report for information regarding the distribution paid on March 2, 2015. Low levels of future production and continued low commodity prices will continue to reduce the Trust’s revenues and distributable income available to unitholders and will likely result in distributions to common unitholders at or below the subordination threshold. In addition, the derivative contracts for the Trust will be in effect only through September 30, 2015. There is likely to be greater fluctuation in cash distributions resulting from fluctuations in realized oil and natural gas prices in periods subsequent to the end of the term of the derivative contracts. When a quarterly cash distribution in respect of the common units is lower than the applicable subordination threshold, the common units are not entitled to receive any additional distributions, nor are the common units or the subordinated units entitled to arrearages in any future quarter.
As a result of substantially lower oil and natural gas prices discussed above, Chesapeake reduced its operated rig count in the AMI in February 2015 from two rigs to one rig to slow the pace of its drilling program. Chesapeake will continue analyzing the impact of commodity prices and, subject to its drilling obligations, will adjust the current drilling program or operated rig count accordingly. In addition, Chesapeake has informed the Trust that it will continue performing additional testing and scientific analysis of the Colony Granite Wash reservoir in an effort to potentially enhance the value of the remaining Development Wells by optimizing well spacing and interval selections. At this time, Chesapeake is unable to predict how long its operated rig count will remain at one rig or the outcome of its additional testing and analysis, including any potential improvement in Development Well drilling performance or the potential effects on future distributions to common unitholders. The operated rig count reduction will decrease the rate at which royalty income from the remaining Development Wells becomes available to the Trust for distribution to unitholders, and if well performance does not improve and prices remain low, the Trust's revenues and distributable income available to unitholders will be reduced further, contributing to continued distributions to common unitholders below the subordination threshold.
During the year ended December 31, 2014, the Trust recognized an aggregate of $35.4 million in impairments of the Royalty Interests primarily due to a decrease in oil prices, lower proved reserve quantities resulting from higher-than-expected pressure depletion within certain areas of the AMI and the removal of PUDs that are not part of Chesapeake's five-year development plan within the AMI. The lower-than expected pressure depletion has resulted in lower initial production rates and lower expected ultimate recovery in some recent Development Wells. Decreased well performance or lower expected ultimate recovery may also lead to further impairments of the Royalty Interests. See Note 2 to the financial statements contained in Item 8 of this Annual Report for further discussion of the impairments.
Distributable Income.  The Trust's distributable income was $84.0 million for the year ended December 31, 2014. This compares to $104.9 million for the year ended December 31, 2013. The decrease from 2013 to 2014 was primarily due to lower-than-expected initial production rates from Development Wells completed in the production period from September 1, 2013 to August 31, 2014 ("2014 production period") as compared to the production period from September 1, 2012 to August 31, 2013 ("2013 production period"). Distributable income paid to the Trust unitholders during the year ended December 31, 2012 and attributable to production from September 1, 2011 to August 31, 2012 ("2012 production period") was $116.5 million. The $11.6 million decrease in the Trust's distributable income for the 2013 production period as compared to the 2012 production period was the result of a decrease in the average realized prices received from sales of oil and NGL and lower-than-expected initial production rates from Development Wells completed in the 2013 production period as compared to the 2012 production period. See Royalty Income below for information regarding average prices received and sales volumes.
On a per unit basis, cash distributions during the year ended December 31, 2014 and attributable to the 2014 production period were $2.3953 per common unit and no subordinated unit distributions were paid as compared to $2.7171 per common unit and $0.8214 per subordinated unit for the year ended December 31, 2013 and attributable to the 2013 production period. Cash distributions were $2.6265 per common and $2.0892 per subordinated unit for the year ended December 31, 2012 and attributable to the 2012 production period. Distributable income for the production periods described above was calculated as follows:

	Year Ended December 31,
	2014	2013	2012
	($ in thousands, except per unit data)
Revenues:
Royalty income(1)	$95,997	$114,010	$127,335
Interest income	—	—	3
Total revenues	95,997	114,010	127,338
Expenses:
Production taxes	1,920	2,216	2,707
Trust administrative expenses(2)	1,370	1,439	1,732
Cash settlements on derivatives	8,723	5,487	6,389
Total expenses	12,013	9,142	10,828
Distributable income available to unitholders	$83,984	$104,868	$116,510

Distributable income per common unit (35,062,500 units issued and outstanding)	$2.3953	$2.7171	$2.6265
Distributable income per subordinated unit (11,687,500 units issued and outstanding)	$—	$0.8214	$2.0892
 _____________________________________________________

(1)	Net of certain post-production expenses.

(2)	Includes cash reserves withheld (used).
Royalty Income.  Royalty income to the Trust for the year ended December 31, 2014, and attributable to the 2014 production period, totaled $96.0 million based upon sales of production attributable to the Royalty Interests of 415 mbbls of oil, 8,837 mmcf of natural gas and 930 mbbls of NGL. Total production attributable to the Royalty Interests for the 2014 production period was 2,817 mboe. Average prices received for oil, natural gas and NGL production, including the impact of certain post-production expenses and excluding production taxes, during the 2014 production period were $95.74 per bbl, $2.83 per mcf and $33.62 per bbl, respectively.
Royalty income to the Trust for the year ended December 31, 2013, and attributable to the 2013 production period, totaled $114.0 million based upon sales of production attributable to the Royalty Interests of 544 mbbls of oil, 11,495 mmcf of natural gas and 1,202 mbbls of NGL. Total production attributable to the Royalty Interests for the 2013 production period was 3,661 mboe. Average prices received for oil, natural gas and NGL production, including the impact of certain post-production expenses and excluding production taxes, during the 2013 production period were $90.04 per bbl, $2.34 per mcf and $31.77 per bbl, respectively.
Royalty income to the Trust for the year ended December 31, 2012, and attributable to the 2012 production period, totaled $127.3 million based upon sales of production attributable to the Royalty Interests of 673 mbbls of oil, 12,179 mmcf of natural gas and 1,234 mbbls of NGL. Total production attributable to the Royalty Interests for the 2012 production period was 3,937 mboe. Average prices received for oil, natural gas and NGL production, including the impact of certain post-production expenses and excluding production taxes, during the 2012 production period were $91.65 per bbl, $1.84 per mcf and $35.01 per bbl, respectively.
Production Taxes.  Production taxes are calculated as a percentage of oil, natural gas and NGL revenues, net of any applicable tax credits. Production taxes for the year ended December 31, 2014, and attributable to the 2014 production period, totaled $1.9 million, or $0.68 per boe, or approximately 2.0% of royalty income, as compared to production taxes of $2.2 million, or $0.61 per boe, or approximately 2.0% of royalty income for the year ended December 31, 2013, and attributable to the 2013 production period, and $2.7 million, or $0.69 per boe, or approximately 2.1% of royalty income, for the year ended December 31, 2012, and attributable to the 2012 production period. The increase in production taxes per boe from 2013 to 2014 was due to higher natural gas prices partially offset by a decrease in oil and NGL prices and an increase in the number of wells taxed at an incentive tax rate due to horizontal well qualification. The decrease in production taxes per boe from 2012 to 2013 was due to an increase in the number of wells taxed at an incentive tax rate due to horizontal well qualification.
Trust Administrative Expenses. Trust administrative expenses, including cash reserves, for the years ended December 31, 2014 and 2013 totaled $1.4 million and trust administrative expenses, including cash reserves, for the year ended December 31, 2012 totaled $1.7 million. Trust administrative expenses primarily consist of the administrative fees paid to the Trustees and Chesapeake and costs for accounting and legal services.
Cash Settlements on Derivatives.  The Trust records gains or losses from the derivative contracts when proceeds are received or payments are made, respectively. Swaps covering the 2014 production period were settled, during the year ended December 31, 2014, with proceeds from royalty income for the 2014 production period. Total losses during the year ended December 31, 2014 were $8.7 million. Swaps covering the 2013 production period were settled, during the year ended December 31, 2013, with proceeds from royalty income for the 2013 production period. Total losses during the year ended December 31, 2013 were $5.5 million. Swaps covering the 2012 production period were settled, during the year ended December 31, 2012, with proceeds from royalty income for the 2012 production period. Total losses during the year ended December 31, 2012 were $6.4 million.
Impairments of Royalty Interests. During the years ended December 31, 2014 and 2013, the Trust recognized approximately $35.4 million and $50.7 million in impairments of the Royalty Interests, respectively. The 2014 impairments were primarily the result of a decrease in oil prices and lower proved reserve quantities. The 2013 impairments were primarily the result of lower proved reserve quantities. Lower proved reserve quantities in the first two quarters of 2014 and throughout 2013 were attributable to higher-than-expected pressure depletion within certain areas of the AMI. This pressure depletion has resulted in lower initial production rates and lower expected ultimate recovery in some recent Development Wells. The impairments resulted in a non-cash charge to Trust corpus and did not affect the Trust's distributable income. There were no such impairments during the year ended December 31, 2012. See Risks and Uncertainties in Note 2 to the financial statements contained in Item 8 of this Annual Report for further discussion of the impairments.
Liquidity and Capital Resources
The Trust’s principal sources of liquidity and capital are cash flows generated from the Royalty Interests, the loan commitment as described below and, during periods in which oil prices fall below the fixed price received on derivative contracts, cash settlements on derivative contracts. The Trust’s primary uses of cash are distributions to Trust unitholders, including, if applicable, incentive distributions to Chesapeake, payments of production taxes, payments of Trust administrative expenses, including any reserves established by the Trustee for future liabilities and repayment of loans, payments for derivative contract settlements and payments of expense reimbursements to Chesapeake for out-of-pocket expenses incurred on behalf of the Trust. Administrative expenses include payments to the Trustee and the Delaware Trustee as well as a quarterly fee of $50,000 to Chesapeake pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the sales of oil, natural gas and NGL production attributable to the Royalty Interests during the quarter, over the Trust’s expenses for the quarter and any cash reserve for the payment of liabilities of the Trust, subject in all cases to the subordination and incentive provisions described previously.
The Trust is required to make quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s administrative expenses, on or about 60 days following the completion of each calendar quarter through (and including) the quarter ending June 30, 2031. During the year ended December 31, 2014, four distributions were paid. The first quarter distribution of $0.6624 per common unit, consisting of proceeds attributable to production from September 1, 2013 through November 30, 2013 was made on March 3, 2014 to record unitholders as of February 19, 2014. The second quarter distribution of $0.6454 per common unit, consisting of proceeds attributable to production from December 1, 2013 through February 28, 2014 was made on May 30, 2014 to record unitholders as of May 20, 2014. The third quarter distribution of $0.5796 per common unit, consisting of proceeds attributable to production from March 1, 2014 through May 31, 2014, was made on August 29, 2014 to record unitholders as of August 19, 2014. The fourth quarter distribution of $0.5079 per common unit, consisting of proceeds attributable to production from June 1, 2014 through August 31, 2014, was made on December 1, 2014 to record unitholders as of November 19, 2014. Because each of these distributions was below the applicable subordination threshold, no subordinated distributions were paid during the periods described above.

The following is a summary of distributable income, distributable income per common unit and distributable income per subordinated unit by quarter for the years ended December 31, 2014, 2013 and 2012 (in thousands except per unit amounts):

2014	Q1	Q2	Q3	Q4	Total
Distributable income	$23,227	$22,628	$20,321	$17,808	$83,984
Distributable income per common unit	$0.6624	$0.6454	$0.5796	$0.5079	$2.3953
Distributable income per subordinated unit	$—	$—	$—	$—	$—

2013	Q1	Q2	Q3	Q4	Total
Distributable income	$27,900	$27,711	$25,867	$23,390	$104,868
Distributable income per common unit	$0.6700	$0.6900	$0.6900	$0.6671	$2.7171
Distributable income per subordinated unit	$0.3772	$0.3010	$0.1432	$—	$0.8214

2012	Q1	Q2	Q3	Q4	Total
Distributable income	$34,019	$30,801	$27,020	$24,670	$116,510
Distributable income per common unit	$0.7277	$0.6588	$0.6100	$0.6300	$2.6265
Distributable income per subordinated unit	$0.7277	$0.6588	$0.4819	$0.2208	$2.0892
On February 5, 2015, the Trust declared a cash distribution of $0.4496 per common unit, which was $0.2104 below the applicable subordination threshold of $0.6600, and no distribution was declared for the subordinated units. The common unit distribution consisted of proceeds attributable to production from September 1, 2014 to November 30, 2014. The distribution was paid on March 2, 2015 to record unitholders as of February 19, 2015. The Trust's quarterly income available for distribution was $0.3372 per unit, which was $0.3228 below the subordination threshold. See Note 7 to the financial statements contained in Item 8 of this Annual Report for additional information regarding the distribution paid on March 2, 2015 to record unitholders as of February 19, 2015.
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
Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including cash reserves) is not sufficient to pay the Trust’s ordinary course expenses as they become due, Chesapeake will loan funds to the Trust necessary to pay such expenses. Any funds loaned by Chesapeake pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness for borrowed money of the Trust. If Chesapeake loans funds pursuant to this commitment, unless Chesapeake agrees otherwise, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. There were no loans outstanding as of December 31, 2014 or 2013.
The Trust is not responsible for any costs related to the drilling of the Development Wells, and Chesapeake granted to the Trust the Drilling Support Lien in order to secure the estimated amount of the drilling costs for the Trust’s interests in the Development Wells. As Chesapeake fulfills its drilling obligation over time, Development Wells that are completed or that are perforated for completion and then plugged and abandoned are released from the Drilling Support Lien and the total dollar amount that may be recovered by the Trust for Chesapeake’s failure to fulfill its drilling obligation is proportionately reduced. As of March 9, 2015, the total dollar amount that may be recovered is approximately $33.6 million.

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
Contractual Obligations
As of December 31, 2014, the Trust had no obligations or commitments to make future contractual payments other than the Trustee administrative fee, administrative services fee, the collateral agent fee and the Delaware Trustee administrative fee payable to the Trustee, Chesapeake and Wells Fargo Bank, N.A. (as collateral agent under the derivative contracts and the Delaware Trustee), respectively. The table below summarizes the Trust's contractual obligations as of December 31, 2014.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations:	($ in thousands)
Trustee administrative fee	$2,888	$175	$350	$350	$2,013
Chesapeake administrative services fee	3,300	200	400	400	2,300
Wells Fargo collateral agent fee(1)	23	23	—	—	—
Delaware Trustee administrative fee	33	2	4	4	23
Total contractual obligations	$6,244	$400	$754	$754	$4,336
 ___________________________________________________

(1)	Collateral agent fee extends only through September 30, 2015.
The Trust is obligated to make quarterly cash distribution of substantially all of its cash receipts, after deducting the Trust's expenses, approximately 60 days following the completion of each calendar quarter through, and including, the quarter ending June 30, 2031.
Critical Accounting Policies and Estimates
Basis of Accounting. Financial statements of the Trust differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) as the Trust records revenues when received and expenses when paid and may also establish certain cash reserves for contingencies that would not be accrued in financial statements prepared in accordance with GAAP. This non-GAAP, comprehensive basis of accounting corresponds to the accounting principles permitted for royalty trusts by the Securities and Exchange Commission (“SEC”) as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts. The Trust's financial statements as of December 31, 2014 and 2013 have been prepared by the Trust in accordance with the accounting policies noted below.
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
Use of Estimates. The preparation of financial statements requires the Trust to make estimates and assumptions that affect the reported amounts of assets, liabilities and Trust corpus during the reporting period. Significant estimates that impact the Trust's financial statements include estimates of proved oil, natural gas and NGL reserves, which are used to compute the Trust's amortization of Investment in Royalty Interests and, as necessary, to evaluate potential impairment of Investment in Royalty Interests and determine the fair value of derivatives. Actual results could differ from those estimates.
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
The discussion in this section provides information about derivative contracts between the Trust and the derivative counterparty beginning October 1, 2011. The derivative contracts cover a portion of the expected production attributable to the Royalty Interests from the Producing Wells and the Development Wells through September 30, 2015. The derivative contracts are settled in cash and do not require the actual delivery of oil or NGL at settlement. The contracts are settled based upon NYMEX prices. Under the derivative contracts, the Trust receives payments directly from the counterparty and pays any amounts owed to the counterparty. The Trust does not have the ability to enter into any additional crude oil, NGL or natural gas derivative contracts, except in limited circumstances involving the restructuring of the existing oil derivatives contracts.
As of December 31, 2014, the Trust had the following crude oil derivative contracts:

	Fixed-Price Oil Swaps
Production Quarter	Volume (mbbl)	Weighted Avg. Price (per bbl)	Fair Value ($ in thousands)
Q3 2014(1)	58.9	$88.40	$220
Q4 2014(2)	174.3	$88.45	2,170
Q1 2015	171.0	$88.59	5,693
Q2 2015	175.4	$88.76	5,565
Q3 2015	153.6	$88.90	4,974
Total	733.2	$88.65	$18,622
 ___________________________________________________

(1)	Includes September 2014 production that was settled in February 2015.

(2)	Includes October and November 2014 production that was settled in February 2015.
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
The Trust’s obligations to the counterparty under the derivative contracts are secured by liens on proved reserves attributable to the Trust’s interest in the Underlying Properties. The value of the derivative contracts as of December 31, 2014 was a net asset of $18.6 million.

Oil, Natural Gas and NGL Price Risk.  The Trust’s primary asset and source of income is the Royalty Interests, which generally entitles the Trust to receive a portion of the net proceeds from the sales of oil, natural gas and NGL from the Underlying Properties. The Trust is significantly exposed to fluctuations in the prices received for oil, natural gas and NGL produced and sold. The derivative contracts described above are designed to mitigate a portion of the variability of the prices received for the Trust’s share of oil production. The use of crude oil derivative contracts to partially mitigate the price risk of NGL production, to the extent oil production falls below the hedged oil volume, is subject to basis risk to the extent oil and NGL prices are not highly correlated.
Credit Risk. A portion of the Trust’s liquidity is concentrated in the derivative contracts described above. The use of crude oil derivative contracts exposes the Trust to credit risk from the counterparty, which has an investment grade credit rating.
Credit Risk Associated With Chesapeake.  Chesapeake’s ability to perform its obligations to the Trust will depend on its future results of operations, financial condition and liquidity, which in turn will depend upon the supply and demand for oil, natural gas and NGL, prevailing economic conditions and financial, business and other factors, many of which are beyond Chesapeake’s control.
If Chesapeake were to default on its obligation to drill the Development Wells, the Trust would be able to foreclose on the Drilling Support Lien to the extent of Chesapeake’s remaining interests in the undeveloped portions of the AMI, file a lawsuit to collect money damages from Chesapeake and pursue other available legal remedies against Chesapeake. However, the Trust is not permitted to obtain specific performance from Chesapeake of its drilling obligation and the maximum amount the Trust can recover in a foreclosure or other action was limited to approximately $33.6 million as of March 9, 2015; this obligation will decrease as the remaining Development Wells are drilled and completed.
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

Report of Independent Registered Public Accounting Firm

To the Unitholders of Chesapeake Granite Wash Trust and The Bank of New York Mellon Trust Company, N.A, Trustee:

In our opinion, the accompanying statements of assets, liabilities and trust corpus and the related statements of distributable income and of changes in trust corpus present fairly, in all material respects, the financial position of Chesapeake Granite Wash Trust (the “Trust”) as of December 31, 2014 and 2013 and its distributable income for each of the three years in the period ended December 31, 2014 in conformity with the basis of accounting described in Note 2. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Trust's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Trustee’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Trust's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As described in Note 2, these financial statements were prepared on the modified cash basis of accounting, which is a comprehensive basis of accounting other than generally accepted accounting principles in the United States of America.

A trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A trust’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the trust; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the trust are being made only in accordance with authorizations of management and directors of the trust; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Oklahoma City, Oklahoma

March 12, 2015

CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	December 31,
	2014	2013
	($ in thousands)
ASSETS:
Cash and cash equivalents	$1,107	$1,136
Short-term derivative asset	17,144	—

Investment in royalty interests	487,793	487,793
Less: accumulated amortization	(250,918)	(170,641)
Net investment in royalty interests	236,875	317,152
Long-term derivative asset	1,478	—
Total assets	$256,604	$318,288
LIABILITIES AND TRUST CORPUS:
Short-term derivative liability	$—	$7,045
Long-term derivative liability	—	1,026
Total liabilities	—	8,071
Trust corpus; 35,062,500 common units and 11,687,500 subordinated units authorized and outstanding	256,604	310,217
Total liabilities and Trust corpus	$256,604	$318,288

The accompanying notes are an integral part of these financial statements.

CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF DISTRIBUTABLE INCOME

	Years Ended December 31,
	2014	2013	2012
	($ in thousands, except per unit data)
REVENUES:
Royalty income	$95,997	$114,010	$127,335
Interest income	—	—	3
Total revenues	95,997	114,010	127,338
EXPENSES:
Production taxes	1,920	2,216	2,707
Trust administrative expenses	1,370	1,439	1,732
Cash settlements on derivatives	8,723	5,487	6,389
Total expenses	12,013	9,142	10,828
Distributable income available to unitholders	$83,984	$104,868	$116,510

Distributable income per common unit (35,062,500 units)	$2.3953	$2.7171	$2.6265
Distributable income per subordinated unit (11,687,500 units)	$—	$0.8214	$2.0892

CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF CHANGES IN TRUST CORPUS

	Years Ended December 31,
	2014	2013	2012
	($ in thousands)
TRUST CORPUS: Beginning of period	$310,217	$421,537	$462,918
Cash reserve surplus (deficit)	(30)	(22)	143
Amortization of investment in royalty interests	(44,832)	(60,577)	(53,981)
Impairment of investment in royalty interests	(35,444)	(50,734)	—
Change in derivative asset/liability	26,693	13	12,457
Distributable income	83,984	104,868	116,510
Distributions paid to unitholders	(83,984)	(104,868)	(116,510)
TRUST CORPUS: End of period	$256,604	$310,217	$421,537

The accompanying notes are an integral part of these financial statements.

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS

1.	Organization of the Trust
Chesapeake Granite Wash Trust (the “Trust”) is a statutory trust formed in June 2011 under the Delaware Statutory Trust Act pursuant to an initial trust agreement by and among Chesapeake Energy Corporation ("Chesapeake"), as Trustor, The Bank of New York Mellon Trust Company, N.A., as Trustee (the “Trustee”), and The Corporation Trust Company, as Delaware Trustee (the “Delaware Trustee”).
The Trust was created to own royalty interests (the “Royalty Interests”) for the benefit of Trust unitholders pursuant to a trust agreement dated as of June 29, 2011 and subsequently amended and restated as of November 16, 2011 by and among Chesapeake, Chesapeake Exploration, L.L.C., a wholly owned subsidiary of Chesapeake, the Trustee and the Delaware Trustee (the “Trust Agreement”). The Royalty Interests are derived from Chesapeake’s interests in specified oil and natural gas properties located within an area of mutual interest (the "AMI") in the Colony Granite Wash play in Washita County in the Anadarko Basin of western Oklahoma (the “Underlying Properties”). Chesapeake conveyed the Royalty Interests to the Trust from (a) Chesapeake’s interests in 69 existing horizontal wells (the “Producing Wells”), and (b) Chesapeake’s interests in 118 horizontal development wells (the “Development Wells”) that have since been, or that are to be, drilled on properties held by Chesapeake within the AMI. Pursuant to a development agreement with the Trust, Chesapeake is obligated to drill, cause to be drilled or participate as a non-operator in the drilling of the 118 Development Wells by June 30, 2016. Additionally, based on Chesapeake’s assessment of the ability of a Development Well to produce in paying quantities, Chesapeake is obligated to either complete and tie into production or plug and abandon each Development Well. Chesapeake has retained an interest in each of the Producing Wells and Development Wells and currently operates 96% of the Producing Wells and the completed Development Wells and expects to operate all of the remaining Development Wells. As of December 31, 2014, Chesapeake had drilled and completed 92 wells within the AMI (approximately 101.9 of the 118 Development Wells as calculated under the development agreement). As of March 9, 2015, Chesapeake had drilled and completed, or caused to be drilled or completed, a total of 93 wells in the AMI (approximately 102.9 of the 118 Development Wells as calculated under the development agreement) and had drilled four additional wells within the AMI that were awaiting completion.
The business and affairs of the Trust are managed by the Trustee. The Trust Agreement limits the Trust’s business activities generally to owning the Royalty Interests and any activity reasonably related to such ownership, including activities required or permitted by the terms of the conveyances related to the Royalty Interests and derivative contracts between the Trust and its counterparty. The royalty interests in the Producing Wells entitle the Trust to receive 90% of the proceeds (exclusive of any production or development costs but after deducting certain post-production expenses and any applicable taxes) from the sales of oil, natural gas and natural gas liquids (NGL) production attributable to Chesapeake’s net revenue interest in the Producing Wells. The royalty interests in the Development Wells entitle the Trust to receive 50% of the proceeds (exclusive of any production or development costs but after deducting certain post-production expenses and any applicable taxes) from the sales of oil, natural gas and NGL production attributable to Chesapeake’s net revenue interest in the Development Wells.
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
The subordinated units are entitled to receive pro rata distributions from the Trust each quarter if and to the extent there is sufficient cash to provide a cash distribution on the common units that is no less than 80% of the target distribution set forth in the Trust Agreement for the corresponding quarter (the “subordination threshold”). If there is not sufficient cash to fund such a distribution on all of the Trust units, the distribution to be made with respect to the subordinated units will be reduced or eliminated for such quarter in order to make a distribution, to the extent possible, of up to the subordination threshold amount on the common units. In exchange for agreeing to subordinate a portion of its Trust units, and in order to provide additional financial incentive to Chesapeake to satisfy its drilling obligation and perform operations on the Underlying Properties in an efficient and cost-effective manner, Chesapeake is entitled to receive incentive distributions equal to 50% of the amount by which the cash available for distribution on all of the

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS – (Continued)

Trust units in any quarter is 20% greater than the target distribution for such quarter (the “incentive threshold”). The remaining 50% of cash available for distribution in excess of the applicable incentive threshold will be paid to Trust unitholders, including Chesapeake, on a pro rata basis. At the end of the fourth full calendar quarter following Chesapeake’s satisfaction of its drilling obligation with respect to the Development Wells, the subordinated units will automatically convert into common units on a one-for-one basis and Chesapeake’s right to receive incentive distributions will terminate. After such time, the common units will no longer have the protection of the subordination threshold, and all Trust unitholders will share on a pro rata basis in the Trust’s distributions. Chesapeake currently intends to complete its drilling obligation on or before June 30, 2016.
The aggregate distributions paid in the year ended December 31, 2014 were $2.3953 per common unit. No subordinated unit distributions were paid during the year ended December 31, 2014. The distributable income for the four production periods from September 1, 2013 to August 31, 2014 was, in each case, below the applicable subordination threshold. See Note 6 for additional information related to the quarterly cash distributions and Risks and Uncertainties in Note 2 below.
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

2.	Basis of Presentation and Significant Accounting Policies
Basis of Accounting.   Financial statements of the Trust differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) as the Trust records revenues when received and expenses when paid and may also establish certain cash reserves for contingencies which would not be accrued in financial statements prepared in accordance with GAAP. This non-GAAP comprehensive basis of accounting corresponds to the accounting principles permitted for royalty trusts by the SEC as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.

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

Use of Estimates. The preparation of financial statements requires the Trust to make estimates and assumptions that affect the reported amounts of assets, liabilities and Trust corpus during the reporting period. Significant estimates that impact the Trust’s financial statements include estimates of proved oil, natural gas and NGL reserves, which are used to compute the Trust’s amortization of the Investment in Royalty Interests (as defined in Investment in Royalty Interests below) and, as necessary, to evaluate potential impairments of Investment in Royalty Interests and determine the fair value of derivatives. Actual results could differ from those estimates.

Risks and Uncertainties.  The Trust’s revenue and distributions are substantially dependent upon the prevailing and future prices for oil, natural gas and NGL, each of which depends on numerous factors beyond the Trust’s control such as economic conditions, regulatory developments and competition from other energy sources. Oil, natural gas and NGL prices historically have been volatile, and may be subject to significant fluctuations in the future. The Trust’s derivative contracts serve to mitigate the effect of this price volatility on a portion of the Trust’s anticipated oil and NGL production through September 30, 2015. See Note 3 for the Trust’s derivative contracts.

The Trust’s income available for distribution throughout 2013 and 2014 was adversely affected by several factors. Oil and natural gas prices declined significantly in the second half of 2014 and have remained low. Even with derivatives currently in place to manage downside exposure to oil prices, the Trust's revenues and distributable income available to unitholders will continue to be adversely affected if commodity prices remain at current levels. In addition to the Trust's exposure to low prices for oil and natural gas, the Trust experienced reduced production volumes throughout 2013 and 2014, largely due to higher-than-expected pressure depletion within the AMI described below. For each of the quarterly production periods from September 1, 2013 to August 31, 2014, the Trust paid a common unit distribution

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS – (Continued)

below the applicable subordination threshold and no subordinated distribution was paid. On February 5, 2015, the Trust declared a cash distribution of $0.4496 per common unit, consisting of proceeds attributable to production from September 1, 2014 to November 30, 2014. All of the quarterly income available for distribution was used to make the common unit distribution and no subordinated unit distribution was paid. The distribution was paid on March 2, 2015 to record unitholders as of February 19, 2015. See Note 6 for information regarding prior distributions paid and Note 7 for information regarding the distribution paid on March 2, 2015. Low levels of future production and continued low commodity prices will continue to reduce the Trust’s revenues and distributable income available to unitholders and will likely result in distributions to common unitholders at or below the subordination threshold. In addition, the derivative contracts for the Trust will be in effect only through September 30, 2015. There is likely to be greater fluctuation in cash distributions resulting from fluctuations in realized oil and natural gas prices in periods subsequent to the end of the term of the derivative contracts. When a quarterly cash distribution in respect of the common units is lower than the applicable subordination threshold, the common units are not entitled to receive any additional distributions, nor are the common units or the subordinated units entitled to arrearages in any future quarter.
As a result of substantially lower oil and natural gas prices discussed above, Chesapeake reduced its operated rig count in the AMI in February 2015 from two rigs to one rig to slow the pace of its drilling program. Chesapeake will continue analyzing the impact of commodity prices and, subject to its drilling obligation, will adjust the current drilling program and operated rig count accordingly.
During the year ended December 31, 2014, the Trust recognized an aggregate of $35.4 million in impairments of the Royalty Interests primarily due to a decrease in oil prices, lower proved reserve quantities resulting from higher-than-expected pressure depletion within certain areas of the AMI and the removal of PUDs that are not part of Chesapeake's five-year development plan within the AMI. The lower-than expected pressure depletion has resulted in lower initial production rates and lower expected ultimate recovery in some recent Development Wells. See Investment in Royalty Interests below for further discussion of the impairments. During the year ended December 31, 2013, the Trust recognized approximately $50.7 million in impairments of the Royalty Interests primarily due to lower proved reserve quantities. Decreased well performance or lower expected ultimate recovery may also lead to further impairments of the Royalty Interests. See Investment in Royalty Interests below for further discussion of the impairments.
Chesapeake’s ability to perform its obligations to the Trust will depend on its future results of operations, financial condition and liquidity, which in turn will depend upon the supply and demand for oil, natural gas and NGL, prevailing economic conditions and financial, business and other factors, many of which are beyond Chesapeake’s control.
If Chesapeake were to default on its obligation to drill the Development Wells, the Trust would be able to foreclose on a drilling support lien (the “Drilling Support Lien”) to the extent of Chesapeake’s remaining interests in the undeveloped portions of the AMI, file a lawsuit to collect monetary damages from Chesapeake and pursue other available legal remedies against Chesapeake. However, the Trust is not permitted to obtain specific performance from Chesapeake of its drilling obligation and the maximum amount the Trust can recover under the Drilling Support Lien in a foreclosure or other action was limited to approximately $36.0 million as of December 31, 2014 and further reduced to $33.6 million as of March 9, 2015. The maximum amount that may be recovered under the Drilling Support Lien will decrease as the remaining Development Wells are drilled and completed.
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

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS – (Continued)

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
On a quarterly basis, the Trust evaluates the carrying value of the Investment in Royalty Interests under the full cost accounting method prescribed by the SEC. This quarterly review is referred to as a ceiling test. Under the ceiling test, the carrying value of the Investment in Royalty Interests may not exceed an amount equal to the sum of the present value (using a 10% discount rate) of the estimated future net revenues from proved reserves. During the years ended December 31, 2014 and 2013, there was an aggregate of $35.4 million and $50.7 million, respectively, in impairments to the carrying value of the Investment in Royalty Interests. The 2014 impairments were primarily the result of a decrease in oil prices and lower proved reserve quantities. The 2013 impairments were primarily the result of lower proved reserve quantities. Lower proved reserve quantities in the first two quarters of 2014 and throughout 2013 were attributable to higher-than-expected pressure depletion within certain areas of the AMI. This depletion has resulted in lower initial production rates and lower expected ultimate recovery in some recent Development Wells. The impairments resulted in non-cash charges to Trust corpus and did not affect the Trust's distributable income. Based on the decline in oil and natural gas prices in the second half of 2014 and into 2015, the Trust expects to have further impairments to the carrying value of the Investment in Royalty Interests in the 2015 first quarter. Further impairments in subsequent quarters will occur if commodity prices remain at current levels or decline further. See Risks and Uncertainties above for further discussion.
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
Loan Commitment.  Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course expenses as they become due, Chesapeake will loan funds to the Trust necessary to pay such expenses. Such loans will be recorded as a liability on the Statements of Assets, Liabilities and Trust Corpus until repaid. A loan neither increases nor decreases distributions to unitholders; however, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until the loan is repaid. There were no loans outstanding as of December 31, 2014 or 2013.
Revenues and Expenses. Neither the Trust nor the Trustee is responsible for, or has any control over, any costs related to the drilling of the Development Wells or any other operating or capital costs of the Underlying Properties. The Trust’s revenues with respect to the Royalty Interests in the Underlying Properties are net of existing royalties and overriding royalties associated with Chesapeake's interests and are determined after deducting certain post-production expenses and any applicable taxes associated with the Royalty Interests. Post-production expenses generally consist of costs incurred to gather, store, compress, transport, process, treat, dehydrate and market the oil, natural gas and NGL produced. However, the Trust is not responsible for costs of marketing services provided by affiliates of Chesapeake. Cash distributions to unitholders will be reduced by the Trust’s general and administrative expenses and cash settlements on derivatives.

3.	Derivative Contracts
The Trust's derivative contracts are intended to manage its exposure to adverse changes in oil prices and, to the extent oil production falls below hedged oil volume, NGL prices. On November 16, 2011, Chesapeake novated the derivative contracts described in the table below to the Trust pursuant to which the Trust became party to derivative contracts covering a portion of its expected production from October 1, 2011 through September 30, 2015. These derivative contracts consist of fixed-price oil swaps in which the Trust receives a fixed price and pays a floating market price based on New York Mercantile Exchange (NYMEX) settlement prices to the counterparty for the underlying commodity of the derivative. As a party to these contracts, the Trust receives payments directly from its counterparty

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS – (Continued)

or is required to pay any amounts owed directly to the counterparty. All swaps are net settled based on the difference between the fixed-price payment and the floating-price payment. Settlements are due on a quarterly basis, including the first two months of the calendar quarter just ended and the last month of the calendar quarter prior to that one. Any payment due to or from such counterparty is required to be made by the 40th day following the end of the calendar quarter in which such payment becomes due.
The Trust’s obligations to the counterparty under the derivative contracts are secured by liens on proved reserves attributable to the Trust’s interest in the Underlying Properties. The counterparty’s obligations under the derivative contracts must be secured by cash or short-term U.S. Treasury instruments to the extent that any mark-to-market amounts owed to the Trust exceed defined thresholds. Mark-to-market amounts exceeded the defined thresholds and collateral had been posted by the counterparty as of December 31, 2014.
As of December 31, 2014, the Trust had the following crude oil derivative contracts:

	Fixed-Price Oil Swaps
Production Quarter	Volume (mbbl)	Weighted Avg. Price (per bbl)	Fair Value ($ in thousands)
Q3 2014(1)	58.9	$88.40	$220
Q4 2014(2)	174.3	$88.45	2,170
Q1 2015	171.0	$88.59	5,693
Q2 2015	175.4	$88.76	5,565
Q3 2015	153.6	$88.90	4,974
Total	733.2	$88.65	$18,622
 _______________________________________________________________________

(1)	Includes September 2014 production that was settled in February 2015.

(2)	Includes October and November 2014 production that was settled in February 2015.
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
Additional Disclosures Regarding Derivative Contracts
In accordance with accounting guidance for derivatives and hedging, and because a legal right of set-off exists, the Trust has netted the value of its derivative contracts with the counterparty in the accompanying Statements of Assets, Liabilities and Trust Corpus. Short-term derivative liabilities or assets represent the estimated fair value of derivatives scheduled to settle in cash over the next twelve months based on market prices as of December 31, 2014. The Trust does not apply hedge accounting to any of its derivative contracts, and therefore, any changes in the fair value of the derivative contracts prior to settlement are accounted for as an adjustment to Trust corpus. Results of settled derivative contracts are reflected in distributable income in the period when they are cash settled. For the years ended December 31, 2014 and 2013, the Trust settled derivative contracts that resulted in payments to the counterparty of $8.7 million and $5.5 million, respectively.

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS – (Continued)

The following table presents the fair value and location of each classification of derivative contracts disclosed in the Statements of Assets, Liabilities and Trust Corpus as of December 31, 2014 and 2013 on a gross basis without regard to same-counterparty netting:

		Fair Value
	Statements of Assets, Liabilities and Trust Corpus Location	December 31, 2014	December 31, 2013
		($ in thousands)
Asset Derivatives:
Not designated as hedging instrument
Commodity contracts	Short-term derivative asset	$17,144	$—
Commodity contracts	Long-term derivative asset	1,478	728
Total		18,622	728

Liability Derivatives:
Not designated as hedging instrument
Commodity contracts	Short-term derivative liability	—	(7,045)
Commodity contracts	Long-term derivative liability	—	(1,754)
Total		—	(8,799)
Total derivatives instruments		$18,622	$(8,071)

All of the Trust’s derivative positions are subject to netting arrangements which provide for offsetting of asset and liability positions, as well as related cash collateral if applicable. Such netting arrangements generally do not have restrictions. Under such netting arrangements, the Trust offsets the fair value of derivative instruments with cash collateral received or paid for those contracts executed with the same counterparty, which reduces the Trust’s total assets and Trust corpus. As of December 31, 2014 and 2013, the Trust did not have any cash collateral balances for these derivatives.

The following tables present the netting offsets of derivative assets and liabilities as of December 31, 2014 and 2013:

	December 31, 2014
	Derivative Assets		Derivative Liabilities
	Short-term	Long-term	Short-term	Long-term
	($ in thousands)
Commodity Contracts:
Gross amounts of recognized assets	$17,144	$1,478	$—	$—
Gross amounts offset in the statements of assets, liabilities and trust corpus	—	—	—	—
Total derivatives as reported	$17,144	$1,478	$—	$—

	December 31, 2013
	Derivative Assets		Derivative Liabilities
	Short-term	Long-term	Short-term	Long-term
	($ in thousands)
Commodity Contracts:
Gross amounts of recognized assets (liabilities)	$—	$728	$(7,045)	$(1,754)
Gross amounts offset in the statements of assets, liabilities and trust corpus	—	(728)	—	728
Total derivatives as reported	$—	$—	$(7,045)	$(1,026)

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS – (Continued)

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
The following table provides fair value measurement information for financial assets (liabilities) measured at fair value on a recurring basis as of December 31, 2014:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	($ in thousands)
Financial Assets (Liabilities):
Derivative assets	$—	$18,622	$—	$18,622
Total	$—	$18,622	$—	$18,622

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
Fair Value of Other Financial Instruments. The estimated fair value of other financial instruments is made in accordance with accounting guidance for financial instruments. The carrying values of financial instruments comprising cash and cash equivalents approximate fair values due to the short-term maturities of these instruments.
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

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS – (Continued)

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
Pursuant to the administrative services agreement, Chesapeake provides the Trust with certain accounting, tax preparation, bookkeeping and information services related to the Royalty Interests and the registration rights agreement. In return for the services provided by Chesapeake under the administrative services agreement, the Trust pays Chesapeake, in equal quarterly installments, an annual fee of $200,000, which will remain fixed for the life of the Trust. Chesapeake is also entitled to receive reimbursement for its actual out-of-pocket fees, costs and expenses incurred in connection with the provision of any of the services under the agreement. Chesapeake was paid approximately $428,000, $317,000 and $306,000 in fees and reimbursements in 2014, 2013 and 2012, respectively.
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

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS – (Continued)

A wholly owned subsidiary of Chesapeake has granted to the Trust the Drilling Support Lien covering Chesapeake’s retained interest in the AMI (except its interest in the Producing Wells, Development Wells and any other wells not subject to the Royalty Interests) in order to secure the estimated amount of the drilling costs for the Trust’s interests in the remaining Development Wells. The maximum amount that may be obtained by the Trust pursuant to the Drilling Support Lien initially could not exceed $262.7 million. As Chesapeake fulfills its drilling obligation over time, the total amount that may be recovered is proportionately reduced and completed Development Wells are released from the lien. If Chesapeake does not fulfill its drilling obligation by June 30, 2016, the Trust may foreclose on any remaining interest in the AMI that is subject to the Drilling Support Lien. Any amounts actually recovered in a foreclosure action would be applied to the completion of Chesapeake’s drilling obligation and would not result in any distribution to the Trust unitholders.
Chesapeake’s drilling activity with respect to the Development Wells is consistent with its intent to meet the drilling obligation contemplated by the development agreement. As of March 9, 2015, Chesapeake had drilled and completed, or caused to be drilled or completed, a total of 93 wells in the AMI (approximately 102.9 Development Wells as calculated under the development agreement), reducing the amount that may be recovered under the Drilling Support Lien to approximately $33.6 million. See Risks and Uncertainties in Note 2 regarding the operated rig count reduction from two rigs to one rig in connection with the decrease in commodity prices.
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
Loan Commitment. Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course expenses as they become due, Chesapeake will loan funds to the Trust necessary to pay such expenses. Any funds loaned by Chesapeake pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness for borrowed money of the Trust. If Chesapeake loans funds pursuant to this commitment, unless Chesapeake agrees otherwise, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. There were no loans outstanding as of December 31, 2014 or 2013.

6.	Distributions to Unitholders
The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s expenses, approximately 60 days following the completion of each quarter through (and including) the quarter ending June 30, 2031.

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS – (Continued)

For the years ended December 31, 2014, 2013 and 2012, the Trust declared and paid the following cash distributions:

Calendar Quarter	Production Period	Distribution Date	Cash Distribution per Common Unit	Cash Distribution per Subordinated Unit(1)
Q4 2014	June 2014 - August 2014	December 1, 2014	$0.5079	$—
Q3 2014	March 2014 - May 2014	August 29, 2014	$0.5796	$—
Q2 2014	December 2013 - February 2014	May 30, 2014	$0.6454	$—
Q1 2014	September 2013 - November 2013	March 3, 2014	$0.6624	$—

Q4 2013	June 2013 - August 2013	November 29, 2013	$0.6671	$—
Q3 2013	March 2013 - May 2013	August 29, 2013	$0.6900	$0.1432
Q2 2013	December 2012 - February 2013	May 31, 2013	$0.6900	$0.3010
Q1 2013	September 2012 - November 2012	March 1, 2013	$0.6700	$0.3772

Q4 2012	June 2012 - August 2012	November 29, 2012	$0.6300	$0.2208
Q3 2012	March 2012 - May 2012	August 30, 2012	$0.6100	$0.4819
Q2 2012	December 2011 - February 2012	May 31, 2012	$0.6588	$0.6588
Q1 2012	September 2011 - November 2011	March 1, 2012	$0.7277	$0.7277
 ___________________________________________________

(1)
For the production periods from June 2013 through August 2014, the distribution per common unit was below the applicable subordination threshold, and no distribution was declared for the subordinated units.

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS – (Continued)

7. Subsequent Events
On February 5, 2015, the Trust declared a cash distribution of $0.4496 per common unit consisting of proceeds attributable to production from September 1, 2014 to November 30, 2014, to record unitholders as of February 19, 2015. The distribution was paid on March 2, 2015. The Trust’s quarterly calculated income available for distribution was $0.3372 per unit, which was $0.3228 below the applicable subordination threshold of $0.6600. For this distribution, all of the quarterly income available for distribution was used to make a distribution of $0.4496 per common unit, which was $0.2104 below the applicable subordination threshold, and no distribution was paid to the subordinated units. Distributable income attributable to production from September 1, 2014 to November 30, 2014 was calculated as follows (in thousands except for unit and per unit amounts):

Revenues:
Royalty income(1)	$15,828
Total revenues	15,828
Income (Expenses):
Production taxes	(335)
Trust administrative expenses(2)	(379)
Derivative settlement gain	649
Total expenses	(65)
Distributable income available to unitholders	$15,763

Distributable income per common unit (35,062,500 units issued and outstanding)	$0.4496
Distributable income per subordinated unit (11,687,500 units issued and outstanding)(3)	$—
 ___________________________________________________

(1)	Net of certain post-production expenses.

(2)	Includes cash reserves withheld (used).

(3)	As the distribution per common unit was below the subordination threshold, no distribution was declared for the subordinated units.

CHESAPEAKE GRANITE WASH TRUST
SUPPLEMENTARY INFORMATION

Quarterly Financial Data (unaudited)
The following is a summary of royalty income and distributable income by quarter for 2014 and 2013 (in thousands except per unit amounts):

	Year Ended December 31, 2014
	Q1	Q2	Q3	Q4	2014
Royalty income	$26,322	$25,334	$23,606	$20,735	$95,997
Distributable income	$23,227	$22,628	$20,321	$17,808	$83,984
Distributable income per common unit	$0.6624	$0.6454	$0.5796	$0.5079	$2.3953
Distributable income per subordinated unit	$—	$—	$—	$—	$—

	Year Ended December 31, 2013
	Q1	Q2	Q3	Q4	2013
Royalty income	$29,463	$29,868	$27,759	$26,920	$114,010
Distributable income	$27,900	$27,711	$25,867	$23,390	$104,868
Distributable income per common unit	$0.6700	$0.6900	$0.6900	$0.6671	$2.7171
Distributable income per subordinated unit	$0.3772	$0.3010	$0.1432	$—	$0.8214
Supplemental Disclosures About Oil, Natural Gas and NGL Producing Activities (unaudited)
Net Capitalized Costs. Capitalized costs related to the Trust's oil, natural gas and NGL producing activities are summarized as follows:

	December 31,
	2014	2013
	($ in thousands)
Oil and natural gas properties:
Proved	$487,793	$487,793
Unproved	—	—
Total	487,793	487,793
Less accumulated amortization	(250,918)	(170,641)
Net capitalized costs	$236,875	$317,152
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

CHESAPEAKE GRANITE WASH TRUST
SUPPLEMENTARY INFORMATION - (Continued)

Results of Operations from Oil, Natural Gas and NGL Producing Activities. Chesapeake's results of operations from oil, natural gas and NGL producing activities for the Trust's interest are presented below for the years ended December 31, 2014, 2013 and 2012. The following table includes revenues and expenses associated directly with the Trust's oil and natural gas producing activities. Production expenses and production taxes are deducted by Chesapeake prior to remittance of royalty income to the Trust. The following calculation does not include any interest income or general and administrative costs and, therefore, is not necessarily indicative of distributable income:

	Year Ended December 31,
	2014	2013	2012
	($ in thousands)
Sales of oil, natural gas and NGL	$95,997	$114,010	$127,335
Production expenses(1)	—	—	—
Production taxes	(1,920)	(2,216)	(2,707)
Amortization of investment in royalty interests	(44,832)	(60,577)	(53,981)
Impairment of investment in royalty interests	(35,444)	(50,734)	—
Income tax provision(1)	—	—	—
Royalty income from oil, natural gas and NGL producing activities	$13,801	$483	$70,647
 ___________________________________________________

(1)	The Trust does not bear any operating costs and is not subject to federal or state income taxes.
The following oil, natural gas and NGL information was prepared on an accrual basis, which is the basis upon which Chesapeake maintains its records and is different from the modified cash basis on which the Trust financial statements are prepared. A reconciliation of information presented on the modified cash basis to the accrual basis for the year ended December 31, 2014 is as follows:

	For the period
Year ended December 31, 2014	Modified Cash Basis(1)	September 1, 2013 to December 31, 2013	September 1, 2014 to December 31, 2014	Accrual Basis(2)

Production Data:
Oil (mbbl)	415	(146)	93	362
Natural Gas (mmcf)	8,837	(3,400)	2,474	7,911
NGL (mbbl)	930	(407)	253	776
Total (mboe)	2,817	(1,121)	760	2,456

Royalty income (in thousands)	$95,997	$(36,136)	$18,472	$78,333
Production taxes (in thousands)	(1,920)	788	(386)	(1,518)
	$94,077	$(35,348)	$18,086	$76,815
 ___________________________________________________

(1)
Oil, natural gas and NGL volumes attributable to the Royalty Interests and related revenues and expenses included in Chesapeake's 2014 net revenue distributions to the Trust. Represents oil, natural gas and NGL production from September 1, 2013 to August 31, 2014.

(2)
Oil, natural gas and NGL volumes attributable to the Royalty Interests and related revenues and expenses, presented on an accrual basis, from January 1, 2014 through December 31, 2014, a portion of which will be reflected on the modified cash basis in distributable income in subsequent quarters.

CHESAPEAKE GRANITE WASH TRUST
SUPPLEMENTARY INFORMATION - (Continued)

A reconciliation of information presented on the modified cash basis to the accrual basis for the year ended December 31, 2013 is as follows:

	For the period
Year ended December 31, 2013	Modified Cash Basis(1)	September 1, 2012 to December 31, 2012	September 1, 2013 to December 31, 2013	Accrual Basis(2)

Production Data:
Oil (mbbl)	544	(194)	146	496
Natural Gas (mmcf)	11,495	(4,010)	3,400	10,885
NGL (mbbl)	1,202	(434)	407	1,175
Total (mboe)	3,661	(1,297)	1,121	3,485

Royalty income (in thousands)	$114,010	$(39,154)	$36,136	$110,992
Production taxes (in thousands)	(2,216)	926	(788)	(2,078)
	$111,794	$(38,228)	$35,348	$108,914
___________________________________________________

(1)
Oil, natural gas and NGL volumes attributable to the Royalty Interests and related revenues and expenses included in Chesapeake's 2013 net revenue distributions to the Trust. Represents oil, natural gas and NGL production from September 1, 2012 to August 31, 2013.

(2)
Oil, natural gas and NGL volumes attributable to the Royalty Interests and related revenues and expenses, presented on an accrual basis, from January 1, 2013 through December 31, 2013, a portion of which will be reflected on the modified cash basis in distributable income in subsequent quarters.

A reconciliation of information presented on the modified cash basis to the accrual basis for the year ended December 31, 2012 is as follows:

	For the period
Year ended December 31, 2012	Modified Cash Basis(1)	September 1, 2011 to December 31, 2011	September 1, 2012 to December 31, 2012	Accrual Basis(2)

Production Data:
Oil (mbbl)	673	(218)	194	649
Natural Gas (mmcf)	12,179	(3,751)	4,010	12,438
NGL (mbbl)	1,234	(384)	434	1,284
Total (mboe)	3,937	(1,228)	1,297	4,006

Royalty income (in thousands)	$127,335	$(45,281)	$39,154	$121,208
Production taxes (in thousands)	(2,707)	1,004	(926)	(2,629)
	$124,628	$(44,277)	$38,228	$118,579
___________________________________________________

(1)
Oil, natural gas and NGL volumes attributable to the Royalty Interests and related revenues and expenses included in Chesapeake's 2012 net revenue distributions to the Trust. Represents oil, natural gas and NGL production from September 1, 2011 to August 31, 2012.

(2)
Oil, natural gas and NGL volumes attributable to the Royalty Interests and related revenues and expenses, presented on an accrual basis, from July 1, 2012 through December 31, 2012, a portion of which will be reflected on the modified cash basis in distributable income in subsequent quarters.

CHESAPEAKE GRANITE WASH TRUST
SUPPLEMENTARY INFORMATION - (Continued)

Estimated Oil, Natural Gas and NGL Reserve Quantities. The Trust's independent petroleum engineering firm, Ryder Scott Company, L.P. (“Ryder Scott”), estimated all of the proved reserves as of December 31, 2014 for the Royalty Interests. The qualifications of the technical person at Ryder Scott Company, L.P. primarily responsible for overseeing his firm's preparation of the Trust's reserve estimates are set forth below.

•	over 30 years of practical experience in the estimation and evaluation of reserves

•	registered professional engineer in the state of Texas

•	member in good standing of the Society of Petroleum Engineers and the Society of Petroleum Evaluation Engineers

•	Bachelor of Science degree in Electrical Engineering
Proved oil, natural gas and NGL reserves are those quantities of oil, natural gas and NGL which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible - from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations - prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. Existing economic conditions include prices and costs at which economic producibility from a reservoir is to be determined. The price is calculated using the average price during the 12-month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time. The area of the reservoir considered as proved includes: (a) the area identified by drilling and limited by fluid contacts, if any, and (b) adjacent undrilled portions of the reservoir that can, with reasonable certainty, be judged to be continuous with it and to contain economically producible oil or natural gas on the basis of available geoscience and engineering data. In the absence of data on fluid contacts, proved quantities in a reservoir are limited by the lowest known hydrocarbons as seen in a well penetration unless geoscience, engineering or performance data and reliable technology establish a lower contact with reasonable certainty. Where direct observation from well penetrations has defined a highest known oil elevation and the potential exists for an associated natural gas cap, proved oil reserves may be assigned in the structurally higher portions of the reservoir only if geoscience, engineering or performance data and reliable technology establish the higher contact with reasonable certainty. Reserves which can be produced economically through application of improved recovery techniques (including, but not limited to, fluid injection) are included in the proved classification when: (a) successful testing by a pilot project in an area of the reservoir with properties no more favorable than in the reservoir as a whole, the operation of an installed program in the reservoir or an analogous reservoir, or other evidence using reliable technology establishes the reasonable certainty of the engineering analysis on which the project or program was based; and (b) the project has been approved for development by all necessary parties and entities, including governmental entities.
Developed oil, natural gas and NGL reserves are reserves of any category that can be expected to be recovered through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well.
The information below on our oil, natural gas and NGL reserves attributed to the Royalty Interests is presented in accordance with regulations prescribed by the SEC in effect as of the date of such estimates. Our reserve estimates are generally based upon extrapolation of historical production trends, analogy to similar properties and volumetric calculations. Accordingly, these estimates will change as future information becomes available and as commodity prices change. Such changes could be material and could occur in the near term.

CHESAPEAKE GRANITE WASH TRUST
SUPPLEMENTARY INFORMATION - (Continued)

Presented below is a summary of changes in estimated reserves of the Royalty Interests for 2014, 2013 and 2012.

	December 31, 2014
	Oil	Gas	NGL	Total
	(mbbl)	(mmcf)	(mbbl)	(mboe)
Beginning of period, accrual basis	2,102	61,195	6,201	18,502
Extensions, discoveries and other additions	136	3,063	341	986
Revisions of previous estimates, price	3	94	9	28
Revisions of previous estimates, other(1)	(411)	(10,931)	(905)	(3,137)
Production	(362)	(7,911)	(776)	(2,456)
Proved reserves, end of period	1,468	45,510	4,870	13,923
Proved developed reserves:
Beginning of period	1,274	42,161	4,339	12,640
End of period	1,076	36,135	3,874	10,972
Proved undeveloped reserves:
Beginning of period	828	19,034	1,862	5,862
End of period	392	9,375	996	2,951

	December 31, 2013
	Oil	Gas	NGL	Total
	(mbbl)	(mmcf)	(mbbl)	(mboe)
Beginning of period, accrual basis	3,573	92,572	9,201	28,203
Extensions, discoveries and other additions	277	6,481	530	1,887
Revisions of previous estimates, price	1	123	12	34
Revisions of previous estimates, other(2)	(1,253)	(27,096)	(2,367)	(8,137)
Production	(496)	(10,885)	(1,175)	(3,485)
Proved reserves, end of period	2,102	61,195	6,201	18,502
Proved developed reserves:
Beginning of period	1,708	56,224	5,635	16,714
End of period	1,274	42,161	4,339	12,640
Proved undeveloped reserves:
Beginning of period	1,865	36,348	3,566	11,489
End of period	828	19,034	1,862	5,862

CHESAPEAKE GRANITE WASH TRUST
SUPPLEMENTARY INFORMATION - (Continued)

	December 31, 2012
	Oil	Gas	NGL	Total
	(mbbl)	(mmcf)	(mbbl)	(mboe)
Beginning of period, accrual basis	5,928	135,567	13,661	42,184
Extensions, discoveries and other additions	234	5,018	471	1,541
Revisions of previous estimates, price(3)	(157)	(3,558)	(357)	(1,106)
Revisions of previous estimates, other(3)	(1,783)	(32,017)	(3,290)	(10,410)
Production	(649)	(12,438)	(1,284)	(4,006)
Proved reserves, end of period	3,573	92,572	9,201	28,203
Proved developed reserves:
Beginning of period	2,076	58,724	6,021	17,884
End of period	1,708	56,224	5,635	16,714
Proved undeveloped reserves:
Beginning of period	3,852	76,843	7,640	24,300
End of period	1,865	36,348	3,566	11,489
___________________________________________________

(1)
During 2014, the Trust recorded downward reserve revisions of 3,137 mboe to the December 31, 2013 estimates of reserves resulting from changes to previous estimates. These non-price related revisions were primarily due to higher-than-expected pressure depletion in certain areas of the AMI and removal of reserves that are not part of Chesapeake's five-year development plan within the AMI. As a result of substantially lower oil and natural gas prices, Chesapeake reduced its operated rig count in the AMI in February 2015 from two rigs to one rig to slow the pace of its drilling program.

(2)
During 2013, the Trust recorded downward reserve revisions of 8,137 mboe to the December 31, 2012 estimates of reserves resulting from changes to previous estimates. These non-price related revisions were primarily due to higher-than-expected pressure depletion in certain areas of the AMI and removal of reserves that are not part of Chesapeake's five-year development plan within the AMI. Due to the higher-than-expected pressure depletion discussed above, Chesapeake reduced its operated rig count in the AMI from four rigs to two rigs in August 2013, to allow more time to apply well performance analysis from well to well.

(3)
During 2012, the Trust recorded downward reserve revisions of 11,516 mboe to the December 31, 2011 estimates of reserves. Included in the revisions were 1,106 mboe of downward revisions resulting from lower natural gas prices in 2012 and 10,410 mboe of downward revisions resulting from changes to previous estimates. Lower prices decrease the economic lives of the underlying oil and natural gas properties and thereby decrease the estimated future reserves. The non-price related revisions were primarily due to current results being below expectations, primarily as a result of higher-than-expected pressure depletion within certain areas of the AMI.

CHESAPEAKE GRANITE WASH TRUST
SUPPLEMENTARY INFORMATION - (Continued)

Presented below is a summary of the adjustment to the estimated reserves attributable to the Royalty Interests to adjust the reserves to the balance attributable to the Trust under the modified cash basis of accounting as of December 31, 2014, 2013 and 2012.

	December 31, 2014
	Oil	Gas	NGL	Total
	(mbbl)	(mmcf)	(mbbl)	(mboe)
Proved reserves, accrual basis	1,468	45,510	4,870	13,923
Production September 1 - December 31, 2014(1)	93	2,474	253	760
Adjusted Proved reserves, on a modified cash basis	1,561	47,984	5,123	14,683

	December 31, 2013
	Oil	Gas	NGL	Total
	(mbbl)	(mmcf)	(mbbl)	(mboe)
Proved reserves, accrual basis	2,102	61,195	6,201	18,502
Production September 1 - December 31, 2013(2)	146	3,400	407	1,121
Adjusted Proved reserves, on a modified cash basis	2,248	64,595	6,608	19,623

	December 31, 2012
	Oil	Gas	NGL	Total
	(mbbl)	(mmcf)	(mbbl)	(mboe)
Proved reserves, accrual basis	3,573	92,572	9,201	28,203
Production September 1 - December 31, 2012(3)	194	4,010	434	1,297
Adjusted Proved reserves, on a modified cash basis	3,767	96,582	9,635	29,500
 ___________________________________________________

(1)
As of December 31, 2014 the Trust had not received royalty income associated with the production sold from September 1 - December 31, 2014. The reserves are adjusted to include such amount in proved reserves.

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
Future cash inflows and future production costs as of December 31, 2014 were determined by applying the trailing average of the first-day-of-the-month prices for the 12 months of the year and year-end costs to the estimated quantities of oil, natural gas and NGL to be produced. Actual future prices and costs may be materially higher or lower than the 12-month average prices and year-end costs used. For each year, estimates are made of quantities of proved reserves and the future periods during which they are expected to be produced based on continuation of the economic conditions applied for such year. The resulting future net cash flows are reduced to present value amounts by applying a 10% annual discount factor.
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

CHESAPEAKE GRANITE WASH TRUST
SUPPLEMENTARY INFORMATION - (Continued)

The following summary sets forth our future net cash flows relating to proved oil, natural gas and NGL reserves based on the standardized measure:

	Year Ended December 31,
	2014		2013		2012
	($ in thousands)
Future cash inflows	$414,483	(1)	$536,450	(2)	$778,663	(3)
Future production costs(4)	(23,102)		(26,228)		(37,510)
Future development costs(5)	—		—		—
Future income tax provisions(6)	—		—		—
Future net cash flows	391,381		510,222		741,153
Less effect of a 10% discount factor	(154,506)		(193,071)		(298,249)
Standardized measure of discounted future net cash flows	$236,875		$317,151		$442,904
___________________________________________________

(1)
Calculated using prices of $4.35 per mcf of natural gas and $94.98 per bbl of oil and NGL, before field differentials. Including the effect of price differential adjustments, the prices used in computing the reserves attributable to the Royalty Interests as of December 31, 2014 were $2.77 per mcf of natural gas, $90.21 per barrel of oil and $32.06 per barrel of NGL.

(2)
Calculated using prices of $3.67 per mcf of natural gas and $96.82 per bbl of oil and NGL, before field differentials. Including the effect of price differential adjustments, the prices used in computing the reserves attributable to the Royalty Interests as of December 31, 2013 were $2.36 per mcf of natural gas, $92.35 per barrel of oil and $31.86 per barrel of NGL.

(3)
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

Changes in Standardized Measure of Discounted Future Net Cash Flows. The following schedule reconciles the changes for the years ended December 31, 2014, 2013 and 2012 in the standardized measure of discounted future net cash flows relating to proved reserves:

	Year Ended December 31,
	2014	2013	2012
	($ in thousands)
Standardized measure, beginning of period	$317,151	$442,904	$847,160
Sales of oil and gas produced, net of production costs	(76,815)	(108,914)	(118,579)
Net changes in prices and production costs	6,137	21,856	(164,294)
Extensions and discoveries, net of production and development costs	14,096	43,227	—
Revision of previous quantity estimates	(56,007)	(138,506)	(161,472)
Accretion of discount	31,715	44,290	84,716
Other	598	12,294	(44,627)
Standardized measure, end of period	$236,875	$317,151	$442,904

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.

ITEM 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures. The Trustee maintains disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Trust is accumulated and communicated by several parties including, without limitation, Chesapeake and the independent reserve engineer to The Bank of New York Mellon Trust Company, N.A., as Trustee of the Trust, and its employees who participate in the preparation of the Trust's periodic reports as appropriate to allow timely decisions regarding required disclosures. As of the end of the period covered by this Annual Report, the Trustee carried out an evaluation of the Trustee's disclosure controls and procedures. Sarah C. Newell, as Trust Officer of the Trustee, has concluded that the disclosure controls and procedures of the Trust are effective.
Due to the nature of the Trust as a passive entity and in light of the contractual arrangements pursuant to which the Trust was created, including the provisions of (a) the Trust Agreement, (b) the administrative services agreement, (c) the development agreement and (d) the conveyances granting the Royalty Interests, the Trustee's disclosure controls and procedures related to the Trust necessarily rely on (a) information provided by Chesapeake, including information relating to results of operations, the status of drilling of the Development Wells, the costs and revenues attributable to the Trust's interests under the conveyance and other operating and historical data, plans for future operating and capital expenditures, reserve information, information relating to projected production, and other information relating to the status and results of operations of the underlying properties and the Royalty Interests, and (b) conclusions and reports regarding reserves by the Trust's independent reserve engineers. Other than reviewing the financial and other information provided to the Trust by Chesapeake and the independent reserve engineer, the Trustee made no independent or direct verification of this financial or other information.
Changes in Internal Control over Financial Reporting. During the year ended December 31, 2014, there has been no change in the Trustee's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee's internal control over financial reporting related to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Chesapeake.
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
As of December 31, 2014, the Trustee assessed the effectiveness of the Trust's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control-Integrated Framework (2013)," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, the Trustee determined that the Trust maintained effective internal control over financial reporting as of December 31, 2014, based on those criteria.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements of the Trust included in this Annual Report, has also audited the effectiveness of the Trust's internal control over financial reporting as of December 31, 2014, as stated in their accompanying report included in Item 8.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the holders of more than 10 percent of the Trust units to file with the SEC reports regarding their ownership and changes in ownership of the Trust units. The Trustee is not aware of any 10 percent unitholder having failed to comply with all Section 16(a) filing requirements in 2014. In making these statements, the Trustee has relied upon examination of the copies of documents, to the extent there were any, provided to the Trust.

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

During the years ended December 31, 2014, 2013 and 2012, the Trustee received an administrative fee of $175,000 from the Trust. The Trust does not have any executive officers, directors or employees. Because the Trust does not have a board of directors, it does not have a compensation committee.

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
________________________________________________

(1)
Chesapeake Energy Corporation, located at 6100 North Western Avenue, Oklahoma City, Oklahoma 73118, is the ultimate parent company of Chesapeake Exploration, L.L.C., which is the owner of the common units and subordinated units reported in the table above. Chesapeake may be deemed to beneficially own the common units and subordinated units owned by Chesapeake Exploration, L.L.C. Chesapeake has an Investment Committee consisting of Robert D. ("Doug") Lawler, Domenic J. ("Nick") Dell'Osso, Jr. and Sarika Agarwala that exercises voting and investment control with respect to Chesapeake's common and subordinated units.

(b) Security Ownership of Management

Not Applicable

(c) Changes in Control

The registrant knows of no arrangement, including any pledge by any person of securities of the registrant or its parent, the operation of which may at a subsequent date result in a change of control of the registrant.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

Under the terms of the Trust agreement, the Trust pays an annual administrative fee to the Trustee of $175,000 (which may be adjusted beginning on January 1, 2015), paid in four quarterly installments of $43,750 each and is billed in arrears. As the Trust uses the modified cash basis of accounting, general and administrative expenses in the Trust's statements of distributable income for the years ended December 31, 2014, 2013 and 2012 include $175,000 for administrative fees paid to the Trustee.

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

•	have been sold pursuant to Rule 144 under the Securities Act if the transferee thereof does not receive “restricted securities;”

•	have been sold in a private transaction in which the transferor's rights under the registration rights agreement are not assigned to the transferee of the Trust units; or

•	become eligible for resale pursuant to Rule 144 (or any similar rule then in effect under the Securities Act).
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

Development Agreement

On November 16, 2011, the Trust entered into a development agreement with Chesapeake, effective July 1, 2011, that obligates Chesapeake to drill and complete, or cause to be drilled and completed, all of the Development Wells on or prior to June 30, 2016. Additionally, until Chesapeake has met its obligation to drill the Development Wells, Chesapeake agreed not to drill and complete, or permit any other person within its control to drill and complete, any well in the AMI other than the Development Wells. A wholly owned subsidiary of Chesapeake granted to the Trust the Drilling Support Lien on its retained interest in the AMI (except the Producing Wells and any other wells that are already producing and not subject to the Royalty Interests) in order to secure the estimated amount of the drilling costs for the Trust's interests in the Development Wells. The maximum amount that may be obtained by the Trust pursuant to the Drilling Support Lien or through its exercise of other remedies against Chesapeake for failure to meet its drilling obligation initially could not exceed $262.7 million. As Chesapeake fulfills its drilling obligation over time, the total amount that may be recovered will be proportionately reduced and the completed Development Wells will be released from the lien. If Chesapeake does not fulfill its drilling obligation by June 30, 2016, the Trust may foreclose on any remaining interest in the AMI that is subject to the Drilling Support Lien. Any amounts actually recovered in a foreclosure action would be applied to the completion of Chesapeake's drilling obligation and would not result in any distribution to the Trust unitholders.

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

Chesapeake's drilling activity with respect to the Development Wells is consistent with its intent to meet the drilling obligation contemplated by the development agreement. As of March 9, 2015, Chesapeake had drilled and completed a total of 93 wells in the AMI (approximately 102.9 Development Wells as calculated under the development agreement), reducing the amount that may be recovered under the Drilling Support Lien to approximately $33.6 million, and had drilled, or caused to be drilled, four additional wells in the AMI that were awaiting completion.

ITEM 14.	Principal Accountant Fees and Services

Estimated fees for services performed by PricewaterhouseCoopers L.L.P. for the years ended December 31, 2014, 2013 and 2012 are:

	Year Ended December 31,
	2014	2013	2012
Audit Fees(1)	$216,000	$210,000	$203,000
Audit-Related Fees	—	—	—
Tax Fees	274,407	481,456	466,245
All Other Fees	—	—	—
Total	$490,407	$691,456	$669,245
 _____________________________________________________________________

(1)	Fees for audit services in 2014, 2013 and 2012 include fees for the reviews of the Trust's quarterly financial statements.

As a modified cash basis entity, the Trust expenses these fees when paid.

As referenced in Item 10, Directors, Executive Officers and Corporate Governance, above, the Trust has no audit committee, and as a result, has no audit committee pre-approval policy with respect to fees paid to PricewaterhouseCoopers L.L.P.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules
____________________________________________

(a)	The following financial statements, financial statement schedules and exhibits are filed as a part of this report:

1.	Financial Statements. Chesapeake Granite Wash Trust's financial statements are included in Item 8 of Part II of this report.

2.
Exhibits. The exhibits listed below in the Index of Exhibits (following the signature page) are filed, furnished or incorporated by reference pursuant to the requirements of Item 601 of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: March 12, 2015

CHESAPEAKE GRANITE WASH TRUST

By:	THE BANK OF NEW YORK MELLON TRUST COMPANY, N.A, Trustee

By:	/s/ Sarah C. Newell
Sarah C. Newell
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

INDEX OF EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith or Furnished

3.1	Certificate of Trust of Chesapeake Granite Wash Trust.	S-1	333-175395	3.1	7/7/2011
3.2	Amended and Restated Trust Agreement, dated as of November 16, 2011, by and among Chesapeake Energy Corporation, Chesapeake Exploration, L.L.C., The Bank of New York Mellon Trust Company, N.A., as Trustee, Trustee and The Corporation Trust Company, as Delaware Trustee.	8-K	001-35343	3.1	11/21/2011
10.1	Perpetual Overriding Royalty Interest Conveyance (PDP), dated as of November 16, 2011, by and between Chesapeake Exploration, L.L.C. and Chesapeake Granite Wash Trust.	8-K	001-35343	10.1	11/21/2011
10.2	Perpetual Overriding Royalty Interest Conveyance (PUD), dated as of November 16, 2011, by and between Chesapeake Exploration, L.L.C. and Chesapeake Granite Wash Trust.	8-K	001-35343	10.2	11/21/2011
10.3	Term Overriding Royalty Interest Conveyance (PDP), dated as of November 16, 2011, by and between Chesapeake Exploration, L.L.C. and Chesapeake E&P Holding Corporation.	8-K	001-35343	10.3	11/21/2011
10.4	Term Overriding Royalty Interest Conveyance (PUD), dated as of November 16, 2011, by and between Chesapeake Exploration, L.L.C. and Chesapeake E&P Holding Corporation.	8-K	001-35343	10.4	11/21/2011
10.5	Assignment of Term Overriding Royalty Interests, dated as of November 16, 2011, by and between Chesapeake E&P Holding Corporation and Chesapeake Granite Wash Trust.	8-K	001-35343	10.5	11/21/2011
10.6	Administrative Services Agreement, dated as of November 16, 2011, by and between Chesapeake Energy Corporation and Chesapeake Granite Wash Trust.	8-K	001-35343	10.6	11/21/2011
10.7	Development Agreement, dated as of November 16, 2011, by and among Chesapeake Energy Corporation, Chesapeake Exploration, L.L.C. and Chesapeake Granite Wash Trust.	8-K	001-35343	10.7	11/21/2011

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith or Furnished

10.8	Drilling Support Mortgage, dated as of November 16, 2011, by and between Chesapeake Exploration, L.L.C. and Chesapeake Granite Wash Trust.	8-K	001-35343	10.8	11/21/2011
10.9	Registration Rights Agreement, dated as of November 16, 2011, by and among Chesapeake Energy Corporation, Chesapeake Exploration, L.L.C. and Chesapeake Granite Wash Trust.	8-K	001-35343	10.9	11/21/2011
10.10	Derivative Contract, dated as of November 16, 2011, by and between Morgan Stanley Capital Group Inc. and Chesapeake Granite Wash Trust.	8-K	001-35343	10.10	11/21/2011
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Trustee's Vice President.					X
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Trustee's Vice President					X
99.1	Report of Ryder Scott Company, L.P.					X