Form 10-Q
period 2015-06-30
CHESAPEAKE GRANITE WASH TRUST
filed 2015-08-06
CIK 1524769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X]    Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [X]
As of August 5, 2015, 35,062,500 Common Units and 11,687,500 Subordinated Units representing beneficial interests in Chesapeake Granite Wash Trust were outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF ASSETS AND TRUST CORPUS (Unaudited)

	June 30, 2015	December 31, 2014

	($ in thousands)
ASSETS:
Cash and cash equivalents	$1,404	$1,107
Short-term derivative asset	12,389	17,144

Investment in royalty interests	487,793	487,793
Less: accumulated amortization and impairment	(360,930)	(250,918)
Net investment in royalty interests	126,863	236,875
Long-term derivative asset	—	1,478
Total assets	$140,656	$256,604
TRUST CORPUS:
Trust Corpus; 35,062,500 common units and 11,687,500 subordinated units authorized and outstanding	$140,656	$256,604

The accompanying notes are an integral part of these financial statements.

CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF DISTRIBUTABLE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	($ in thousands, except per unit data)
REVENUES:
Royalty income	$8,235	$25,334	$24,063	$51,656
(INCOME) EXPENSES:
Production taxes	40	486	375	999
Trust administrative expenses	723	468	1,102	785
Derivative settlement (gain) loss	(6,201)	1,752	(6,850)	4,017
Total (income) expenses	(5,438)	2,706	(5,373)	5,801
Distributable income available to unitholders	$13,673	$22,628	$29,436	$45,855

Distributable income per common unit (35,062,500 units)	$0.3899	$0.6454	$0.8395	$1.3078
Distributable income per subordinated unit (11,687,500 units)	$—	$—	$—	$—
CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	($ in thousands)
TRUST CORPUS: Beginning of period	$192,013	$290,250	$256,604	$310,217
Cash reserve surplus (deficit)	195	(25)	297	(42)
Amortization of investment in royalty interests	(6,359)	(9,687)	(15,011)	(21,542)
Impairment of investment in royalty interests	(36,676)	(951)	(95,001)	(8,643)
Change in derivative asset and liability	(8,517)	(4,627)	(6,233)	(5,030)
Distributable income	13,673	22,628	29,436	45,855
Distributions paid to unitholders	(13,673)	(22,628)	(29,436)	(45,855)
TRUST CORPUS: End of period	$140,656	$274,960	$140,656	$274,960

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
The Trust was created to own royalty interests (the “Royalty Interests”) for the benefit of Trust unitholders pursuant to a trust agreement dated as of June 29, 2011 and subsequently amended and restated as of November 16, 2011 by and among Chesapeake, Chesapeake Exploration, L.L.C., a wholly owned subsidiary of Chesapeake, the Trustee and the Delaware Trustee (the “Trust Agreement”). The Royalty Interests are derived from Chesapeake’s interests in specified oil and natural gas properties located within an area of mutual interest (the "AMI") in the Colony Granite Wash play in Washita County in the Anadarko Basin of western Oklahoma (the “Underlying Properties”). Chesapeake conveyed the Royalty Interests to the Trust from (a) Chesapeake’s interests in 69 existing horizontal wells (the “Producing Wells”), and (b) Chesapeake’s interests in 118 horizontal development wells (the “Development Wells”) that have since been, or that are to be, drilled on properties held by Chesapeake within the AMI. Pursuant to a development agreement with the Trust, Chesapeake is obligated to drill, cause to be drilled or participate as a non-operator in the drilling of the 118 Development Wells by June 30, 2016. Additionally, based on Chesapeake’s assessment of the ability of a Development Well to produce in paying quantities, Chesapeake is obligated to either complete and tie into production or plug and abandon each Development Well. Chesapeake has retained an interest in each of the Producing Wells and Development Wells and currently operates 96% of the Producing Wells and the completed Development Wells and expects to operate all of the remaining Development Wells. As of June 30, 2015, Chesapeake had drilled and completed 95 wells within the AMI (approximately 103.6 of the 118 Development Wells as calculated under the development agreement). As of August 3, 2015, Chesapeake had drilled five additional wells within the AMI that were awaiting completion.
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
The aggregate common unit distributions paid in the six months ended June 30, 2015 totaled $0.8395 per unit. No subordinated unit distributions were paid during the six months ended June 30, 2015 as the distributable income for each of the quarterly production periods from September 1, 2014 to November 30, 2014 and December 1, 2014 to February 28, 2015 was below the applicable subordination threshold. All of the subordinated units are held by Chesapeake. See Risks and Uncertainties in Note 2 below.
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

2.	Basis of Presentation and Significant Accounting Policies
Basis of Accounting.  The accompanying Statement of Assets and Trust Corpus as of December 31, 2014 and the unaudited interim financial statements of the Trust as of, or for the three and six months ended, June 30, 2015 and 2014, have been presented in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) and include all adjustments which are, in the opinion of the Trustee, necessary to fairly state our financial position and results of operations for the periods presented. The accompanying unaudited interim financial statements should be read in conjunction with the December 31, 2014 audited financial statements and notes of the Trust included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2014. These financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all disclosures required for financial statements prepared in conformity with accounting principles generally accepted in the United States of America (GAAP).
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
Risks and Uncertainties.  The Trust’s revenue and distributions are substantially dependent upon the prevailing and future prices for oil, natural gas and NGL, each of which depends on numerous factors beyond the Trust’s control such as economic conditions, regulatory developments and competition from other energy sources. Oil, natural gas and NGL prices historically have been volatile, and may be subject to significant fluctuations in the future. The Trust’s

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)

derivative contracts serve to mitigate the effect of this price volatility on a portion of the Trust’s anticipated oil and NGL production through September 30, 2015. Thereafter, all of the production attributable to the Trust's Royalty Interests will be subject to market prices. See Note 3 for discussion of the Trust’s derivative contracts.
The Trust’s income available for distribution throughout 2014 and to date in 2015 has been adversely affected by several factors. Oil and natural gas prices declined significantly in the second half of 2014 and have remained low. Even with derivatives currently in place to mitigate downside exposure to oil prices, the Trust's revenues and distributable income available to unitholders have been and will continue to be adversely affected if commodity prices remain at current levels or decline further. In addition to the Trust's exposure to lower prices for oil and natural gas, the Trust experienced reduced production volumes throughout 2014 and to date in 2015 largely due to higher-than-expected pressure depletion within certain areas of the AMI as previously disclosed. For each of the quarterly production periods from September 1, 2014 to November 30, 2014 and December 1, 2014 to February 28, 2015, the Trust paid a common unit distribution below the applicable subordination threshold and no subordinated distribution was paid. On August 6, 2015, the Trust declared a cash distribution of $0.3579 per common unit, consisting of proceeds attributable to production from March 1, 2015 to May 31, 2015. All of the quarterly income available for distribution will be used to make the common unit distribution and no subordinated unit distribution will be paid. The distribution will be paid on August 31, 2015 to record unitholders as of August 19, 2015. See Note 6 for information regarding prior distributions paid and Note 7 for information regarding the distribution to be paid on August 31, 2015. Low levels of future production and continued low commodity prices will continue to reduce the Trust’s revenues and distributable income available to unitholders and will likely result in continued distributions to common unitholders below the subordination threshold. In addition, the derivative contracts for the Trust will be in effect only through September 30, 2015. There is likely to be greater fluctuation in cash distributions resulting from fluctuations in realized oil and natural gas prices in periods subsequent to September 30, 2015. When a quarterly cash distribution in respect of the common units is lower than the applicable subordination threshold, the common units are not entitled to receive any additional distributions, nor are the common units or the subordinated units entitled to arrearages in any future quarter.
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
For the three and six months ended June 30, 2015, the Trust recognized approximately $36.7 million and $95.0 million, respectively, in impairments of the Royalty Interests primarily due to a decrease in oil and natural gas prices and lower proved reserve quantities resulting from higher-than-expected pressure depletion within certain areas of the AMI. For the three and six months ended June 30, 2014, the Trust recognized approximately $1.0 million and $8.6 million, respectively, in impairments of the Royalty Interests primarily due to lower proved reserve quantities resulting from higher-than-expected pressure depletion within certain areas of the AMI. See Investment in Royalty Interests below for further discussion of the impairments.
Chesapeake’s ability to perform its obligations to the Trust will depend on its future results of operations, financial condition and liquidity, which in turn will depend upon the supply and demand for oil, natural gas and NGL, prevailing economic conditions and financial, business and other factors, many of which are beyond Chesapeake’s control.
If Chesapeake were to default on its obligation to drill the Development Wells, the Trust would be able to foreclose on a drilling support lien (the “Drilling Support Lien”) to the extent of Chesapeake’s remaining interests in the undeveloped portions of the AMI, file a lawsuit to collect monetary damages from Chesapeake and pursue other available legal remedies against Chesapeake. However, the Trust is not permitted to obtain specific performance from Chesapeake of its drilling obligation and the maximum amount the Trust can recover under the Drilling Support Lien in a foreclosure or other action was limited to approximately $32.1 million as of June 30, 2015 and August 3, 2015. The maximum amount that may be recovered under the Drilling Support Lien will decrease as the remaining Development Wells are drilled and completed.
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

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)

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
Cash and Cash Equivalents.  Cash equivalents include all highly-liquid instruments with maturities of three months or less at the time of acquisition. The Trustee maintains a minimum cash reserve of $1.0 million and may at the Trustee’s discretion reserve funds for future expected administrative expenses.
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
On a quarterly basis, the Trust evaluates the carrying value of the Investment in Royalty Interests under the full cost accounting method prescribed by the SEC. This quarterly review is referred to as a ceiling test. Under the ceiling test, the carrying value of the Investment in Royalty Interests may not exceed an amount equal to the sum of the present value (using a 10% discount rate) of the estimated future net revenues from proved reserves. Future net revenues for the quarterly ceiling limit are calculated using the average of commodity prices on the first day of the month over the trailing 12 month period. For the three months ended June 30, 2015 and 2014, the carrying value of the Investment in Royalty Interests exceeded the estimated present value calculation of future net revenues from proved reserves, resulting in approximately $36.7 million and $1.0 million in impairments, respectively. During the six months ended June 30, 2015 and 2014, there were $95.0 million and $8.6 million, respectively, in impairments in the carrying value of the Investment in Royalty Interests. The 2015 impairments were primarily the result of a decrease in oil and natural gas prices and lower proved reserve quantities attributable to higher-than-expected pressure depletion within certain areas of the AMI. The 2014 impairments were primarily the result of lower proved reserve quantities attributable to higher-than-expected pressure depletion within certain areas of the AMI. This depletion has resulted in lower initial production rates and lower expected ultimate recovery in some Development Wells in 2014 and 2015. The impairments resulted in non-cash charges to Trust corpus and did not affect the Trust's distributable income. Based on the first-day-of the-month prices over the 11 months ended August 1, 2015, the Trust expects to record another write-down in the carrying value of the Investment in Royalty Interests in the third quarter of 2015. Further material write-downs in subsequent quarters will occur if the trailing 12-month commodity prices continue to fall as compared to the commodity prices used in prior quarters. See Risks and Uncertainties above for further discussion.
Derivatives.  To mitigate a portion of the exposure to adverse market changes of oil prices and, to the extent oil production falls below the hedged oil volume, NGL prices, the Trust is party to derivative contracts with its derivative counterparty. All derivative contracts expire as of September 30, 2015. See Note 3 for discussion of the derivative contracts currently outstanding.
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
Loan Commitment.  Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course expenses as they become due, Chesapeake will loan funds to the Trust necessary to pay such expenses. Such loans will be recorded as a liability on the Statements of Assets and Trust Corpus until repaid. A loan neither increases nor decreases distributions to unitholders; however, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until the loan is repaid. There were no loans outstanding as of June 30, 2015 or December 31, 2014.

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)

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
The Trust’s obligations to the counterparty under the derivative contracts are secured by liens on proved reserves attributable to the Trust’s interest in the Underlying Properties. The counterparty’s obligations under the derivative contracts must be secured by cash or short-term U.S. Treasury instruments to the extent that any mark-to-market amounts owed to the Trust exceed defined thresholds. Mark-to-market amounts exceeded the defined thresholds and collateral had been posted by the counterparty as of June 30, 2015.
As of June 30, 2015, the Trust had the following crude oil derivative contracts:

	Fixed-Price Oil Swaps
		Weighted	Fair Value
Production Quarter	Volume	Avg. Price	Asset
	(mbbl)	($ per bbl)	($ in thousands)
Q1 2015(a)	57.5	$88.70	$2,009
Q2 2015(b)	175.4	$88.76	5,783
Q3 2015	153.6	$88.90	4,597
Total	386.5	$88.81	$12,389
 _______________________________________________________________________

(a)	Includes March 2015 production that will be settled in August 2015.

(b)	Includes April and May 2015 production that will be settled in August 2015.
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
Additional Disclosures Regarding Derivative Contracts
In accordance with accounting guidance for derivatives and hedging, and because a legal right of set-off exists, the Trust has netted the value of its derivative contracts with the counterparty in the accompanying Statements of Assets and Trust Corpus. Short-term derivative assets represent the estimated fair value of derivatives scheduled to

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)

settle in cash over the next 12 months based on market prices as of June 30, 2015. The Trust does not apply hedge accounting to any of its derivative contracts, and therefore, any changes in the fair value of the derivative contracts prior to settlement are accounted for as an adjustment to Trust corpus. Results of settled derivative contracts are reflected in distributable income in the period when paid. For the three months ended June 30, 2015 and 2014, the Trust settled derivative contracts that resulted in receipts from the counterparty of $6.2 million and payments to the counterparty of $1.8 million, respectively. For the six months ended June 30, 2015 and 2014, the Trust settled derivative contracts that resulted in receipts from the counterparty of $6.9 million and payments to the counterparty of $4.0 million, respectively.
The following table presents the fair value and location of each derivative contract classification disclosed in the Statements of Assets and Trust Corpus as of June 30, 2015 and December 31, 2014 on a gross basis without regard to same-counterparty netting:

		Fair Value
	Statements of Assets and Trust Corpus Location	June 30, 2015	December 31, 2014
		($ in thousands)
Asset Derivatives:
Not designated as hedging instrument
Commodity contracts	Short-term derivative asset	$12,389	$17,144
Commodity contracts	Long-term derivative asset	—	1,478
Total derivative instruments		$12,389	$18,622
All of the Trust’s derivative positions are subject to netting arrangements which provide for offsetting of asset and liability positions, as well as related cash collateral if applicable. Such netting arrangements generally do not have restrictions. Under such netting arrangements, the Trust offsets the fair value of derivative instruments with cash collateral received or paid for those contracts executed with the same counterparty, which reduces the Trust’s total assets and Trust corpus. As of June 30, 2015 and December 31, 2014, the Trust did not have any cash collateral balances for these derivatives.
The following tables present the netting offsets of derivative assets as of June 30, 2015 and December 31, 2014:

	Derivative Assets
	Short-term	Long-term
	($ in thousands)
As of June 30, 2015
Commodity Contracts:
Gross amounts of recognized assets	$12,389	$—
Gross amounts offset in the Statement of Assets and Trust Corpus	—	—
Total derivatives as reported	$12,389	$—

As of December 31, 2014
Commodity Contracts:
Gross amounts of recognized assets	$17,144	$1,478
Gross amounts offset in the Statement of Assets and Trust Corpus	—	—
Total derivatives as reported	$17,144	$1,478
Fair Value Measurement
Certain financial instruments are reported at fair value on the Statements of Assets and Trust Corpus. Under fair value measurement accounting guidance, fair value is defined as the amount that would be received from the sale of an asset or paid for the transfer of a liability in an orderly transaction between market participants, i.e., an exit price. To estimate an exit price, a three-level hierarchy is used. The fair value hierarchy prioritizes the inputs, which refer broadly to assumptions market participants would use in pricing an asset or a liability, into three levels. Level 1 inputs

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)

are unadjusted quoted prices in active markets for identical assets and liabilities and have the highest priority. Level 2 inputs are inputs other than quoted prices within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the financial asset or liability and have the lowest priority. The Trust uses a market valuation approach based on available inputs and the following methods and assumptions to measure the fair values of its assets and liabilities.
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
The following table provides fair value measurement information for derivative assets measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	($ in thousands)
As of June 30, 2015
Total derivative assets	$—	$12,389	$—	$12,389

As of December 31, 2014
Total derivative assets	$—	$18,622	$—	$18,622
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
Trustee Administrative Fee.  Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $175,000 to the Trustee, paid in equal quarterly installments. The administrative fee may be adjusted for inflation by no more than 3% in any calendar year beginning in 2015. As of June 30, 2015, no inflation adjustment has been made.
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

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)

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
A wholly owned subsidiary of Chesapeake has granted to the Trust the Drilling Support Lien covering Chesapeake’s retained interest in the AMI (except its interest in the Producing Wells, Development Wells and any other wells not subject to the Royalty Interests) in order to secure the estimated amount of the drilling costs for the Trust’s interests in the Development Wells. The maximum amount that could be obtained by the Trust pursuant to the Drilling Support Lien initially was $262.7 million. As Chesapeake fulfills its drilling obligation over time, the total recoverable amount is proportionately reduced and completed Development Wells are released from the lien. The maximum amount the Trust could recover under the Drilling Support Lien was limited to approximately $32.1 million as of June 30, 2015 and August 3, 2015. If Chesapeake does not fulfill its drilling obligation by June 30, 2016, the Trust may foreclose on any remaining interest in the AMI that is subject to the Drilling Support Lien. Any amounts actually recovered in a foreclosure action would be applied to the completion of Chesapeake’s drilling obligation and would not result in any distribution to the Trust unitholders.
Chesapeake’s drilling activity with respect to the Development Wells is consistent with its intent to meet the drilling obligation contemplated by the development agreement. As of June 30, 2015, Chesapeake had drilled and completed 95 wells within the AMI (approximately 103.6 of the 118 Development Wells as calculated under the development

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)

agreement). As of August 3, 2015, Chesapeake had drilled five additional wells within the AMI that were awaiting completion. See Risks and Uncertainties in Note 2 regarding the operated rig count reduction in February 2015 from two rigs to one rig in connection with the decrease in commodity prices.
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
Loan Commitment. Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course expenses as they become due, Chesapeake will loan funds to the Trust necessary to pay such expenses. Any funds loaned by Chesapeake pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness for borrowed money of the Trust. If Chesapeake loans funds pursuant to this commitment, unless Chesapeake agrees otherwise, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. There were no loans outstanding as of June 30, 2015 or December 31, 2014.

6.	Distributions to Unitholders
The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s expenses, approximately 60 days following the completion of each quarter through (and including) the quarter ending June 30, 2031.
For the six months ended June 30, 2015 and 2014, the Trust declared and paid the following cash distributions:

Calendar Quarter	Production Period	Distribution Date	Cash Distribution per Common Unit	Cash Distribution per Subordinated Unit
Q2 2015	December 2014 - February 2015	June 1, 2015	$0.3899	$—
Q1 2015	September 2014 - November 2014	March 2, 2015	$0.4496	$—
Q2 2014	December 2013 - February 2014	May 30, 2014	$0.6454	$—
Q1 2014	September 2013 - November 2013	March 3, 2014	$0.6624	$—

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)

7. Subsequent Events
On August 6, 2015, the Trust declared a cash distribution of $0.3579 per common unit, consisting of proceeds attributable to production from March 1, 2015 to May 31, 2015. The distribution will be paid on August 31, 2015 to record unitholders as of August 19, 2015. The Trust's quarterly income available for distribution was $0.2684 per unit, which was $0.4116 below the applicable subordination threshold of $0.6800. All of the quarterly income available for distribution will be used to make the common unit distribution and no subordinated unit distribution will be paid. Distributable income attributable to production from March 1, 2015 to May 31, 2015 was calculated as follows (in thousands except for unit and per unit amounts):

REVENUES:
Royalty income(a)	$6,808
(INCOME) EXPENSES:
Production taxes	163
Trust administrative expenses(b)	191
Derivative settlement gain	(6,094)
Total income	(5,740)
Distributable income available to unitholders	$12,548

Distributable income per common unit (35,062,500 units)	$0.3579
Distributable income per subordinated unit (11,687,500 units)(c)	$—
___________________________________________________

(a)	Net of certain post-production expenses.

(b)	Includes cash reserves withheld.

(c)	As the common unit distribution is below the applicable subordination threshold, no distribution was declared for the subordinated units.

ITEM 2.	Trustee's Discussion and Analysis of Financial Condition and Results of Operations
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
Concurrent with the Trust's initial public offering in November 2011, Chesapeake conveyed the Royalty Interests to the Trust effective July 1, 2011, which included interests in (a) 69 Producing Wells in the Colony Granite Wash play and (b) 118 Development Wells that have since been or that are to be drilled in the Colony Granite Wash play on properties within the AMI. Chesapeake is obligated to drill, cause to be drilled or participate as a non-operator in the drilling of the Development Wells from drill sites in the AMI on or prior to June 30, 2016. Additionally, based on Chesapeake’s assessment of the ability of a Development Well to produce in paying quantities, Chesapeake is obligated to either complete and tie into production or plug and abandon each Development Well. As of June 30, 2015, Chesapeake had drilled and completed 95 wells within the AMI (approximately 103.6 of the 118 Development Wells as calculated under the development agreement). As of August 3, 2015, Chesapeake had drilled five additional wells within the AMI that were awaiting completion.
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
On November 16, 2011, Chesapeake novated to the Trust, and the Trust became party to, derivative contracts covering a portion of the production attributable to the Royalty Interests from October 1, 2011 through September 30, 2015. The Trust’s distributable income includes net settlements under these derivative contracts. The fair value of the derivative contracts as of June 30, 2015 and December 31, 2014 was a net asset of $12.4 million and $18.6 million, respectively.

The Trust is required to make quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s administrative expenses, on or about 60 days following the completion of each calendar quarter through (and including) the quarter ending June 30, 2031. The distribution made in the first quarter of 2015, consisting of proceeds attributable to production from September 1, 2014 through November 30, 2014, was made on March 2, 2015 to record unitholders as of February 19, 2015. The distribution made in the second quarter of 2015, consisting of proceeds attributable to production from December 1, 2014 through February 28, 2015, was made on June 1, 2015 to record unitholders as of May 20, 2015. See Liquidity and Capital Resources below and Note 6 to the financial statements contained in Item 1 Part I of this Quarterly Report for more information regarding the distributions.
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

The following table sets forth the subordination threshold and the incentive threshold for each calendar quarter through the second quarter of 2017, as established in the Trust Agreement:

Period	Subordination Threshold(a)	Incentive Threshold(a)
	(per unit)
2015:
First Quarter(b)	$0.66	$0.99
Second Quarter(c)	$0.68	$1.02
Third Quarter	$0.64	$0.96
Fourth Quarter	$0.56	$0.84
2016:
First Quarter	$0.51	$0.76
Second Quarter	$0.47	$0.70
Third Quarter	$0.44	$0.66
Fourth Quarter	$0.41	$0.62
2017:
First Quarter	$0.39	$0.59
Second Quarter	$0.37	$0.56
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

(b)
A distribution of $0.3899 per common unit was declared on May 7, 2015 to unitholders of record as of May 20, 2015. The distribution was paid on June 1, 2015. As the common unit distribution was below the subordination threshold, no distribution was declared for the subordinated units.

(c)
A distribution of $0.3579 per common unit was declared on August 6, 2015 to unitholders of record as of August 19, 2015. The distribution will be paid on August 31, 2015. As the common unit distribution is below the subordination threshold, no distribution was declared for the subordinated units.

Results of Trust Operations
The quarterly payments to the Trust with respect to the Royalty Interests are based on the amount of proceeds actually received by Chesapeake during the preceding calendar quarter. Proceeds from production are typically received by Chesapeake one month after production. Due to the timing of the payment of production proceeds, quarterly distributions made by Chesapeake to the Trust generally include royalties attributable to sales of oil, natural gas and NGL for three months, comprised of the first two months of the quarter just ended and the last month of the quarter prior to that one. Chesapeake is required to make the Royalty Interest payments to the Trust within 35 days of the end of each calendar quarter. During the six months ended June 30, 2015, the Trust received payments on the Royalty Interests representing royalties attributable to proceeds from sales of oil, natural gas and NGL for September 1, 2014 through February 28, 2015.
The Trust’s income available for distribution throughout 2014 and to date in 2015 has been adversely affected by several factors. Oil and natural gas prices declined significantly in the second half of 2014 and have remained low. Even with derivatives currently in place to mitigate downside exposure to oil prices, the Trust's revenues and distributable income available to unitholders have been and will continue to be adversely affected if commodity prices remain at current levels or decline further. In addition to the Trust's exposure to lower prices for oil and natural gas, the Trust experienced reduced production volumes throughout 2014 and to date in 2015 largely due to higher-than-expected pressure depletion within certain areas of the AMI as previously disclosed. For each of the quarterly production periods from September 1, 2014 to November 30, 2014 and December 1, 2014 to February 28, 2015, the Trust paid a common unit distribution below the applicable subordination threshold and no subordinated distribution was paid. Low levels of future production and continued low commodity prices will continue to reduce the Trust’s revenues and distributable income available to unitholders and will likely result in continued distributions to common unitholders below the subordination threshold. In addition, the derivative contracts for the Trust will be in effect only through September 30, 2015. There is likely to be greater fluctuation in cash distributions resulting from fluctuations in realized oil and natural gas prices in periods subsequent to September 30, 2015. When a quarterly cash distribution in respect of the common units is lower than the applicable subordination threshold, the common units are not entitled to receive any additional distributions, nor are the common units or the subordinated units entitled to arrearages in any future quarter.
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
For the three months ended June 30, 2015 and 2014, the Trust recognized approximately $36.7 million and $1.0 million in impairments of the Royalty Interests, respectively. During the six months ended June 30, 2015 and 2014, the Trust recognized approximately $95.0 million and $8.6 million in impairments of the Royalty Interests. The 2015 impairments were primarily the result of a decrease in oil and natural gas prices and lower proved reserve quantities attributable to higher-than-expected pressure depletion within certain areas of the AMI. The 2014 impairments were primarily the result of lower proved reserve quantities attributable to higher-than-expected pressure depletion within certain areas of the AMI. This depletion has resulted in lower initial production rates and lower expected ultimate recovery in some Development Wells in 2014 and 2015. The impairments resulted in non-cash charges to Trust corpus and did not affect the Trust's distributable income. Further material write-downs in subsequent quarters will occur if the trailing 12-month commodity prices continue to fall as compared to the commodity prices used in prior quarters. See Investment in Royalty Interests in Note 2 to the financial statements contained in Item 1 of Part I of this Quarterly Report and Trust Operations below for further discussion of the impairments.
Trust Operations for the Three Months Ended June 30, 2015 as compared to June 30, 2014.
Distributable Income. The Trust's distributable income was $13.7 million for the three months ended June 30, 2015 compared to $22.6 million for the three months ended June 30, 2014, a decrease of $8.9 million. This decrease was primarily due to a decrease in the price received for oil, natural gas and NGL and lower-than-expected initial production rates from Development Wells completed in the production period from December 1, 2014 to February 28, 2015 ("current production quarter") as compared to the production period from December 1, 2013 to February 28, 2014 ("prior production quarter"). The decrease was partially offset by derivative gains. See Royalty Income below for information regarding the change in average prices received and the change in sales volumes.

On a per unit basis, cash distributions during the three months ended June 30, 2015 and attributable to the current production quarter were $0.3899 per common unit and no subordinated unit distribution was paid. Cash distributions during the three months ended June 30, 2014 and attributable to the prior production quarter were $0.6454 per common unit and no subordinated distribution was paid. Distributable income for each of the three months ended June 30, 2015 and 2014, and their respective production periods described above, was calculated as follows:

	Three Months Ended June 30,
	2015	2014
	($ in thousands, except per unit data)
REVENUES:
Royalty income(a)	$8,235	$25,334
(INCOME) EXPENSES:
Production taxes	40	486
Trust administrative expenses(b)	723	468
Derivative settlement (gain) loss	(6,201)	1,752
Total expenses	(5,438)	2,706
Distributable income available to unitholders	$13,673	$22,628

Distributable income per common unit (35,062,500 units)	$0.3899	$0.6454
Distributable income per subordinated unit (11,687,500 units)(c)	$—	$—
 _____________________________________________________

(a)	Net of certain post-production expenses.

(b)	Includes cash reserves withheld.

(c)
For the three months ended June 30, 2015 and 2014, the common unit distribution was below the applicable subordination threshold. As a result, no distribution was paid for the subordinated units in either quarter.

Royalty Income.  Royalty income to the Trust for the three months ended June 30, 2015, and attributable to the current production quarter, totaled $8.2 million based upon sales of production attributable to the Royalty Interests of 71 thousand barrels (mbbls) of oil, 1,581 million cubic feet (mmcf) of natural gas and 136 mbbls of NGL. Total production attributable to the Royalty Interests for the current production quarter was 471 thousand barrels of oil equivalent (mboe). Average prices received for production, including the impact of certain post-production expenses and excluding production taxes, during the current production quarter were $46.07 per barrel (bbl) of oil, $1.83 per thousand cubic feet (mcf) of natural gas and $15.19 per bbl of NGL.
Royalty income to the Trust for the three months ended June 30, 2014, and attributable to the prior production quarter, totaled $25.3 million based upon sales of production attributable to the Royalty Interests of 102 mbbls of oil, 2,111 mmcf of natural gas and 221 mbbls of NGL. Total production attributable to the Royalty Interests for the prior production quarter was 675 mboe. Average prices received for production, including the impact of certain post-production expenses and excluding production taxes, during the prior production quarter were $92.68 per bbl of oil, $3.28 per mcf of natural gas and $40.51 per bbl of NGL.
The decrease in the price received per barrel of oil equivalent (boe) in the current production quarter compared to the prior production quarter resulted in a $9.4 million decrease in royalty income and decreased sales volumes resulted in a $7.7 million decrease in royalty income, for a net decrease in royalty income of $17.1 million.
Production Taxes.  Production taxes are calculated as a percentage of oil, natural gas and NGL revenues, net of any applicable tax credits. Production taxes for the three months ended June 30, 2015, and attributable to the current production quarter, were $40 thousand, or $0.09 per boe, as compared to production taxes for the three months ended June 30, 2014, and attributable to the prior production quarter, of $0.5 million, or $0.72 per boe. Production taxes represented approximately 0.5% and 2.0% of royalty income for the three months ended June 30, 2015 and 2014, respectively.

Trust Administrative Expenses. Trust administrative expenses, including additional cash reserves, for the three months ended June 30, 2015 totaled $0.7 million as compared to $0.5 million for the three months ended June 30, 2014. Trust administrative expenses primarily consist of the administrative fees paid to the Trustees and Chesapeake and costs for accounting and legal services.
Cash Settlements on Derivatives.  The Trust records gains or losses from the derivative contracts when proceeds are received or payments are made, respectively. Swaps covering the current production quarter were settled during the three months ended June 30, 2015, and proceeds received were included in the Trust's distributable income for the current production quarter. Total gains during the three months ended June 30, 2015 were $6.2 million. Swaps covering the prior production quarter were settled during the three months ended June 30, 2014, with proceeds from royalty income for the prior production quarter. Total losses during the three months ended June 30, 2014 were $1.8 million.
Impairments of Royalty Interests. During the three months ended June 30, 2015 and 2014, the Trust recognized approximately $36.7 million and $1.0 million in impairments of the Royalty Interests, respectively. The 2015 impairments were primarily the result of a decrease in oil and natural gas prices and lower proved reserve quantities attributable to higher-than-expected pressure depletion within certain areas of the AMI. The 2014 impairments were primarily the result of lower proved reserve quantities attributable to higher-than-expected pressure depletion within certain areas of the AMI. This depletion has resulted in lower initial production rates and lower expected ultimate recovery in some Development Wells in 2014 and 2015. The impairments resulted in a non-cash charge to Trust corpus and did not affect the Trust's distributable income.
As of June 30, 2015, the present value of estimated future net revenue of the proved reserves attributable to the Trust's interest in the Underlying Properties, discounted at an annual rate of 10%, was $127 million. Estimated future net revenue represents the estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using prices and costs under existing economic conditions as of that date. The prices used in the present value calculation as of June 30, 2015 were $71.56 per bbl of oil and $3.39 per mcf of natural gas, before price differential adjustments. Based on first-of-the-month index prices for July and August of 2015, as well as the current strip prices for September 2015, we reasonably expect a decrease of approximately $12.31 per barrel of oil and $0.33 per mcf of natural gas in the prices we will be using to calculate the estimated future net revenue of the proved reserves attributable to the Trust's interest in the Underlying Properties as of September 30, 2015, and such decreases are expected to reduce the present value of estimated future net revenue of our proved reserves attributable to the Trust's interest in the Underlying Properties by approximately $25 million in the 2015 third quarter. Such decrease is likely to be a significant factor in the amount of impairment recorded as of September 30, 2015. In addition, we reasonably expect a further reduction of our estimated proved reserves of approximately 4% in the 2015 third quarter, solely related to price declines. Further material write-downs in subsequent quarters will occur if the trailing 12-month commodity prices continue to fall as compared to the commodity prices used in prior quarters. See Risks and Uncertainties in Note 2 of the notes to the financial statements included in Item 1 of Part I of this Quarterly Report for further discussion of the impairments.
Trust Operations for the Six Months Ended June 30, 2015 as compared to June 30, 2014.

Distributable Income. The Trust's distributable income was $29.4 million for the six months ended June 30, 2015 compared to $45.9 million for the six months ended June 30, 2014, a decrease of $16.5 million. This decrease was primarily due to a decrease in the price received for oil, natural gas and NGL for the production period from September 1, 2014 to February 28, 2015 ("current production period") as compared to the production period from September 1, 2013 to February 28, 2014 ("prior production period") and lower-than-expected initial production rates from Development Wells completed in the current production period as compared to the prior production period. See Royalty Income below for information regarding the change in average prices received and the change in sales volumes.

On a per unit basis, cash distributions during the six months ended June 30, 2015 and attributable to the current production period were $0.8395 per common unit and no subordinated unit distributions were paid as compared to $1.3078 per common unit and no subordinated unit distributions were paid for the six months ended June 30, 2014 and attributable to the prior production period. Distributable income for the six months ended June 30, 2015, and attributable to the current production period, and the six months ended June 30, 2014, and attributable to prior production period, was calculated as follows:

	Six Months Ended June 30,
	2015	2014
	($ in thousands, except per unit data)
Revenues:
Royalty income(a)	$24,063	$51,656
Expenses:
Production taxes	375	999
Trust administrative expenses(b)	1,102	785
Derivative settlement (gain) loss	(6,850)	4,017
Total (Income) Expenses	(5,373)	5,801
Distributable income available to unitholders	$29,436	$45,855

Distributable income per common unit (35,062,500 units issued and outstanding)	$0.8395	$1.3078
Distributable income per subordinated unit (11,687,500 units issued and outstanding)(c)	$—	$—
__________________________________________________

(a)	Net of certain post-production expenses.

(b)	Includes cash reserves withheld.

(c)
For the six months ended June 30, 2015 and 2014, the common unit distributions were below the applicable subordination thresholds. As a result, no distributions were declared for the subordinated units in either period.

Royalty Income.  Royalty income to the Trust for the six months ended June 30, 2015, and attributable to the current production period, totaled $24.1 million based upon sales of production attributable to the Royalty Interests of 145 mbbls of oil, 3,402 mmcf of natural gas and 339 mbbls of NGL. Total production attributable to the Royalty Interests for the current production period was 1,052 mboe. Average prices received for oil, natural gas and NGL production, including the impact of certain post-production expenses and excluding production taxes, during the current production period were $63.85 per bbl, $2.12 per mcf and $22.42 per bbl, respectively.
Royalty income to the Trust for the six months ended June 30, 2014, and attributable the prior production period, totaled $51.7 million based upon sales of production attributable to the Royalty Interests of 217 mbbls of oil, 4,599 mmcf of natural gas and 501 mbbls of NGL. Total production attributable to the Royalty Interests for the prior production period was 1,484 mboe. Average prices received for oil, natural gas and NGL production, including the impact of certain post-production expenses and excluding production taxes during the prior production period were $94.50 per bbl, $2.72 per mcf and $37.23 per bbl, respectively.
The decrease in the price received per boe in the current production period compared to the prior production period resulted in a $12.6 million decrease in royalty income and decreased sales volumes resulted in a $15.0 million decrease in royalty income, for a net decrease in royalty income of $27.6 million.
Production Taxes.  Production taxes are calculated as a percentage of oil, natural gas and NGL revenues, net of any applicable tax credits. Production taxes for the six months ended June 30, 2015 and attributable to the current production period totaled $0.4 million, or $0.36 per boe, as compared to production taxes for the six months ended June 30, 2014 and attributable to the prior production period, of $1.0 million, or $0.67 per boe. Production taxes represented approximately 1.6% and 2.0% of royalty income for the six months ended June 30, 2015 and 2014, respectively.
Trust Administrative Expenses. Trust administrative expenses, including additional cash reserves, for the six months ended June 30, 2015 totaled $1.1 million as compared to $0.8 million for the six months ended June 30, 2014. Trust administrative expenses primarily consist of the administrative fees paid to the Trustees and Chesapeake and costs for accounting and legal services.
Cash Settlements on Derivatives.  The Trust records gains or losses from the derivative contracts when proceeds are received or payments are made, respectively. Swaps covering the current production period were settled, during the six months ended June 30, 2015, and proceeds received were included in the Trust's distributable income for the current production period. Total gains during the six months ended June 30, 2015 were $6.9 million. Swaps covering the prior production period were settled, during the six months ended June 30, 2014, with proceeds from royalty income for the prior production period. Total losses during the six months ended June 30, 2014 were $4.0 million.
Impairment of Royalty Interests. During the six months ended June 30, 2015 and 2014, the Trust recognized approximately $95.0 million and $8.6 million in impairments of the Royalty Interests, respectively. The 2015 impairments were primarily the result of a decrease in oil and natural gas prices and lower proved reserve quantities attributable to higher-than-expected pressure depletion within certain areas of the AMI. The 2014 impairments were primarily the result of lower proved reserve quantities attributable to higher-than-expected pressure depletion within certain areas of the AMI. This depletion has resulted in lower initial production rates and lower expected ultimate recovery in some Development Wells in 2014 and 2015. The impairments resulted in a non-cash charge to Trust corpus and did not affect the Trust's distributable income.
As of June 30, 2015, the present value of estimated future net revenue of the proved reserves attributable to the Trust's interest in the Underlying Properties, discounted at an annual rate of 10%, was $127 million. Estimated future net revenue represents the estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using prices and costs under existing economic conditions as of that date. The prices used in the present value calculation as of June 30, 2015 were $71.56 per bbl of oil and $3.39 per mcf of natural gas, before price differential adjustments. Based on first-of-the-month index prices for July and August of 2015, as well as the current strip prices for September 2015, we reasonably expect a decrease of approximately $12.31 per barrel of oil and $0.33 per mcf of natural gas in the prices we will be using to calculate the estimated future net revenue of the proved reserves attributable to the Trust's interest in the Underlying Properties as of September 30, 2015, and such decreases are expected to reduce the present value of estimated future net revenue of our proved reserves attributable to the Trust's interest in the Underlying Properties by approximately $25 million in the 2015 third quarter. Such decrease is likely to be a significant factor in the amount of impairment recorded as of September 30, 2015. In addition, we reasonably expect a further reduction of our estimated proved reserves of approximately 4% in the 2015 third quarter, solely related to price declines. Further material write-downs in subsequent quarters will occur if the trailing 12-month commodity prices continue to fall as compared to the commodity prices used in prior quarters. See Risks and Uncertainties in Note 2 of the notes to the financial statements included in Item 1 of Part I of this Quarterly Report for further discussion of the impairments.
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
The Trust is required to make quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s administrative expenses, on or about 60 days following the completion of each calendar quarter through

(and including) the quarter ending June 30, 2031. The 2015 first quarter distribution of $0.4496 per common unit, consisting of proceeds attributable to production from September 1, 2014 through November 30, 2014, was made on March 2, 2015 to record unitholders as of February 19, 2015. The 2015 second quarter distribution of $0.3899 per common unit, consisting of proceeds attributable to production from December 1, 2014 through February 28, 2015, was made on June 1, 2015 to record unitholders as of May 20, 2015. As the common unit distribution was below the subordination threshold for each of the first two quarters in 2015, no distribution was declared or paid for the subordinated units.
On August 6, 2015, the Trust declared a cash distribution of $0.3579 per common unit, consisting of proceeds attributable to production from March 1, 2015 to May 31, 2015. The distribution will be paid on August 31, 2015 to record unitholders as of August 19, 2015. The Trust's quarterly income available for distribution was $0.2684 per unit, which was $0.4116 below the applicable subordination threshold of $0.6800. All of the quarterly income available for distribution will be used to make the common unit distribution and no subordinated unit distribution will be paid. Distributable income attributable to production from March 1, 2015 to May 31, 2015 was calculated as follows (in thousands except for unit and per unit amounts):

REVENUES:
Royalty income(a)	$6,808
(INCOME) EXPENSES:
Production taxes	163
Trust administrative expenses(b)	191
Derivative settlement gain	(6,094)
Total income	(5,740)
Distributable income available to unitholders	$12,548

Distributable income per common unit (35,062,500 units)	$0.3579
Distributable income per subordinated unit (11,687,500 units)(c)	$—
___________________________________________________

(a)	Net of certain post-production expenses.

(b)	Includes cash reserves withheld.

(c)	As the common unit distribution is below the applicable subordination threshold, no distribution was declared for the subordinated units.
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
Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including cash reserves) is not sufficient to pay the Trust’s ordinary course expenses as they become due, Chesapeake will loan funds to the Trust necessary to pay such expenses. Any funds loaned by Chesapeake pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness for borrowed money of the Trust. If Chesapeake loans funds pursuant to this commitment, unless Chesapeake agrees otherwise, no further distributions may be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. There were no loans outstanding as of June 30, 2015 or December 31, 2014.
The Trust is not responsible for any costs related to the drilling of the Development Wells, and Chesapeake granted to the Trust the Drilling Support Lien in order to secure the estimated amount of the drilling costs for the Trust’s interests in the Development Wells. As Chesapeake fulfills its drilling obligation over time, Development Wells that are completed or that are perforated for completion and then plugged and abandoned are released from the Drilling Support Lien and the total dollar amount that may be recovered by the Trust for Chesapeake’s failure to fulfill its drilling obligation is proportionately reduced. As of August 3, 2015, the maximum dollar amount the Trust can recover was limited to approximately $32.1 million.
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
As of June 30, 2015, the Trust had the following crude oil derivative contracts:

	Fixed-Price Oil Swaps
Production Quarter	Volume	Weighted Avg. Price	Fair Value Asset
	(mbbl)	($ per bbl)	($ in thousands)
Q1 2015(a)	57.5	$88.70	$2,009
Q2 2015(b)	175.4	$88.76	5,783
Q3 2015	153.6	$88.90	4,597
Total	386.5	$88.81	$12,389
 _________________________________________________________________________

(a)	Includes March 2015 production that will be settled in August 2015.

(b)	Includes April and May 2015 production that will be settled in August 2015.
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
The Trust’s obligations to the counterparty under the derivative contracts are secured by liens on proved reserves attributable to the Trust’s interest in the Underlying Properties. The fair value of the derivative contracts as of June 30, 2015 was a net asset of $12.4 million.
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
Credit Risk. A portion of the Trust’s liquidity is concentrated in the derivative contracts described above. The use of oil derivative contracts exposes the Trust to credit risk from the counterparty, which has an investment grade credit rating. As of June 30, 2015, collateral had been posted by the counterparty.
Credit Risk Associated with Chesapeake.  Chesapeake’s ability to perform its obligations to the Trust will depend on its future results of operations, financial condition and liquidity, which in turn will depend upon the supply and demand for oil, natural gas and NGL, prevailing economic conditions and financial, business and other factors, many of which are beyond Chesapeake’s control.
If Chesapeake were to default on its obligation to drill the Development Wells, the Trust would be able to foreclose on the Drilling Support Lien to the extent of Chesapeake’s remaining interests in the undeveloped portions of the AMI, file a lawsuit to collect money damages from Chesapeake and pursue other available legal remedies against Chesapeake. However, the Trust is not permitted to obtain specific performance from Chesapeake of its drilling obligation and the maximum amount the Trust can recover in a foreclosure or other action was limited to approximately $32.1 million as of August 3, 2015 and will decrease as the remaining Development Wells are drilled and completed.
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

Changes in Internal Control over Financial Reporting.  During the three months ended June 30, 2015, there has been no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting related to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Chesapeake.

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
Date: August 6, 2015

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