Form 10-K
period 2015-12-31
CHESAPEAKE GRANITE WASH TRUST
filed 2016-03-10
CIK 1524769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[X]    Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [ ] No [X]
The aggregate market value of the 23,000,000 Common Units representing beneficial interests in Chesapeake Granite Wash Trust held by non-affiliates of the registrant, computed using the closing sale price of $7.15 on June 30, 2015, was approximately $164 million.
As of March 9, 2016, 35,062,500 Common Units and 11,687,500 Subordinated Units representing beneficial interests in Chesapeake Granite Wash Trust were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Listed below is the only document parts of which are incorporated herein by reference and the parts of this Annual Report into which the document is incorporated:
None

CHESAPEAKE GRANITE WASH TRUST
2015 ANNUAL REPORT ON FORM 10-K

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
AMI. The area of mutual interest, or AMI, lies within Washita County in western Oklahoma and is limited to the Colony Granite Wash formation in the area identified below, consisting of approximately 40,500 gross acres (26,400 net acres) held by Chesapeake as of December 31, 2015.

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

Development Costs. Costs incurred to obtain access to proved reserves and to provide facilities for extracting, treating, gathering and storing the oil and natural gas. More specifically, development costs, including depreciation and applicable operating costs of support equipment and facilities and other costs of development activities, are costs incurred to (a) gain access to and prepare well locations for drilling, including surveying well locations for the purpose of determining specific development drilling sites, clearing ground, draining, road building and relocating public roads, gas lines and power lines, to the extent necessary in developing the proved reserves, (b) drill and equip Development Wells, development-type stratigraphic test wells and service wells, including the costs of platforms and of well equipment such as casing, tubing, pumping equipment, and the wellhead assembly, (c) acquire, construct and install production facilities such as leases, flow lines, separators, treaters, heaters, manifolds, measuring devices and production storage tanks, natural gas cycling and processing plants, and central utility and waste disposal systems, and (d) provide improved recovery systems.
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
Economically Producible. The term economically producible, as it relates to a resource, means a resource which generates revenue that exceeds, or is reasonably expected to exceed, the costs of the operation. The value of the products that generate revenue is determined at the terminal point of oil and natural gas producing activities as defined in Rule 4-10(a)(16) of Regulation S-X under the Securities Act.
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
Reserves. Estimated remaining quantities of oil and natural gas and related substances anticipated to be economically producible as of a given date, by application of development projects to known accumulations. In addition, there must exist, or there must be a reasonable expectation that there will exist, the legal right to produce or a revenue interest in the production, installed means of delivering oil and natural gas or related substances to market, and all permits and financing required to implement the project. Reserves should not be assigned to adjacent reservoirs isolated by major, potentially sealing, faults until those reservoirs are penetrated and evaluated as economically producible. Reserves should not be assigned to areas that are clearly separated from a known accumulation by a non-productive reservoir (i.e., absence of reservoir, structurally low reservoir, or negative test results). Such areas may contain prospective resources (i.e., potentially recoverable resources from undiscovered accumulations).
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
The following table sets forth the subordination threshold and the incentive threshold for each calendar quarter through the second quarter of 2017, as established in the Trust Agreement:

Period	Subordination Threshold(1)	Incentive Threshold(1)
	($ per unit)
2015:
Fourth Quarter(2)	$0.56	$0.84
2016:
First Quarter	$0.51	$0.76
Second Quarter	$0.47	$0.70
Third Quarter	$0.44	$0.66
Fourth Quarter	$0.41	$0.62
2017:
First Quarter	$0.39	$0.59
Second Quarter	$0.37	$0.56
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

(2)
A distribution of $0.2195 per common unit was paid on March 1, 2016 to common unitholders of record, other than Chesapeake, as of February 19, 2016. Chesapeake received $0.0369 per common unit and waived its right to receive the higher distribution on its units with respect to the quarter ended December 31, 2015. The Trust's distributable income for the quarter ended December 31, 2015 was $0.1567 per common unit. As the distributable income per common unit was below the subordination threshold, no distribution was declared for the subordinated units. See Note 7 to the financial statements contained in Part II, Item 8 of this Annual Report for more information regarding the distribution paid on March 1, 2016.

For the year ended December 31, 2015, the Trust declared and paid the following cash distributions:

Production Period	Distribution Date	Cash Distribution per Common Unit	Cash Distribution per Subordinated Unit(1)
June 2015 – August 2015	November 30, 2015	$0.3232	$—
March 2015 – May 2015	August 31, 2015	$0.3579	$—
December 2014 – February 2015	June 1, 2015	$0.3899	$—
September 2014 – November 2014	March 2, 2015	$0.4496	$—
 ___________________________________________________

(1)
For the production periods from September 2014 through August 2015, the distribution per common unit was below the applicable subordination threshold, and no distribution was declared for the subordinated units.

As of March 9, 2016, Chesapeake owned 12,062,500 common units and all 11,687,500 subordinated units, which together represent 50.8% of the outstanding Trust units.

Derivative Contracts
All of the Trust's derivative contracts expired on September 30, 2015. The Trust's derivative contracts were intended to manage its exposure to adverse changes in oil prices. On November 16, 2011, Chesapeake novated the derivative contracts to the Trust pursuant to which the Trust became party to derivative contracts covering a portion of its expected production from October 1, 2011 through September 30, 2015. These derivative contracts consisted of fixed-price oil swaps, in which the Trust received a fixed price and paid a floating market price, based on NYMEX settlement prices, to the counterparty for the underlying commodity of the derivative. As a party to these contracts, the Trust received payments directly from its counterparty or was required to pay any amounts owed directly to its counterparty. All swaps were net settled based on the difference between the fixed-price payment and the floating-price payment. Settlements were due on a quarterly basis, including the first two months of the calendar quarter just ended and the last month of the calendar quarter prior to that one. Any payment due to or from such counterparty was made by the 40th day following the end of the calendar quarter in which such payments became due. See Note 3 to the financial statements contained in Part II, Item 8 of this Annual Report for further discussion of the derivative contracts.
Under the derivative contracts and separate from the drilling obligation under the development agreement, there was a requirement that Chesapeake drill and complete, or cause to be drilled and completed, a specified number of wells (inclusive of the Producing Wells as of the completion of the initial public offering and Development Wells) by the end of each six-month period ended June 30 and December 31 during the term of the derivative contracts. Specifically, from November 16, 2011 until June 30, 2016, the derivative contracts required that Chesapeake drill and complete, cause to be drilled and completed or participate as a non-operator in the drilling of 117 wells. As of December 31, 2015, Chesapeake had drilled and completed 172 wells and had fulfilled the cumulative minimum well requirement under the derivative contracts. The derivative contracts covered a portion of the production attributable to Royalty Interests from October 1, 2011 through September 30, 2015, but did not and will not cover any production beginning October 1, 2015. In addition, if oil prices remain at current levels, we anticipate that there may be a further substantial decline in cash distributions resulting from lower realized oil prices beginning with the 2016 first quarter distribution, as the derivative contracts on oil production expired for production in the period ended September 30, 2015. Settlement of these derivative contracts continued through February 2016. For additional information related to the impact of price fluctuations see Item 1A. Oil, natural gas and NGL prices fluctuate widely, and lower prices for an extended period of time will reduce proceeds to the Trust, Chesapeake's economic incentive to drill and cash distributions to unitholders.
The derivative contracts were not qualified for hedge accounting treatment, and therefore all mark-to-market fluctuations were recorded to Trust corpus when cash settled. The value of the derivative contracts as of December 31, 2015 was a net asset of $2.1 million.
With respect to each such six-month period ended June 30 and December 31 during the term for the derivative contracts, the Trust was required to deliver to the counterparty and the collateral agent under the derivative contracts (a) an independent reserve engineers' report that set forth the total reserves estimated to be attributable to the Trust's interest in the Underlying Properties as of the end of such period and such other information as is typically included in, or required under SEC rules to be included in, summary reserve engineers reports and (b) a report that set forth certain information regarding the Development Wells drilled and completed as of the end of such six-month period.
The Trust’s obligations to the counterparty under the derivative contracts were secured by liens on proved reserves attributable to the Trust’s interest in the Underlying Properties. The counterparty’s obligations under the derivative contracts were required to be secured by cash or short-term U.S. Treasury instruments to the extent that any mark-to-market amounts owed to the Trust exceed defined thresholds. Mark-to-market amounts exceeded the defined thresholds and collateral had been posted by the counterparty as of December 31, 2015.
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

•
amend the Trust Agreement, the royalty conveyances, the administrative services agreement, the development agreement and the Drilling Support Liens, as defined below under Regulation (except with respect to certain matters that do not adversely affect the rights of Trust unitholders in any material respect);

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
Chesapeake Obligation to Fund Trust Expenses in Certain Circumstances. Chesapeake has agreed that, if at any time the Trust's cash on hand (including available cash reserves) is not sufficient to pay the Trust's ordinary course expenses as they become due, Chesapeake will lend funds to the Trust necessary to pay such expenses. Any funds loaned by Chesapeake pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other accrued current liabilities arising in the ordinary course of the Trust's business, and may not be used to satisfy Trust indebtedness for borrowed money. If Chesapeake lends funds pursuant to this commitment, unless Chesapeake agrees otherwise, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. Any such loan will be on an unsecured basis, and the terms of such loan will be substantially the same as those which would be obtained in an arms' length transaction between Chesapeake and an unaffiliated third party. As of December 31, 2015, a $175,000 loan was outstanding with Chesapeake and the loan was repaid in March 2016. Chesapeake agreed to permit the Trust to continue making distributions while the loan was outstanding.
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
Federal Income Tax Considerations
The Trust's federal income tax reporting position is that it is classified as a partnership for federal and applicable state income tax purposes. This position relies on the opinion of Bracewell & Giuliani L.L.P., former counsel to Chesapeake and the Trust, rendered in connection with the initial public offering of the Trust units, in which counsel opined that at least 90% of the Trust's gross income is qualifying income within the meaning of Section 7704 of the Internal Revenue Code of 1986, as amended. The Trust's federal income tax reporting positions are consistent with the Federal Income Tax Considerations section in the prospectus filed by the Trust with the SEC on November 14, 2011 in connection with the initial public offering of its common units (the “Federal Income Tax Considerations Section in the Prospectus”). However, as discussed in detail below under Item 1A. Risk Factors – Tax Risks Related to the Trust's Common Units, the Trust has not requested a ruling from the IRS regarding its United States federal income tax reporting positions and its positions may not be sustained by a court or if contested by the IRS.
Additional information regarding the opinion and material tax matters is discussed in the Federal Income Tax Considerations Section in the Prospectus.
Competition and Markets
The oil and natural gas industry is highly competitive. Chesapeake competes with both major integrated and other independent oil and natural gas companies in all aspects of its business to explore, develop and operate its properties and market its production. Some of Chesapeake's competitors may have larger financial and other resources than Chesapeake. Competitive conditions may be affected by future legislation and regulations as the United States develops new energy and climate-related policies. In addition, some of Chesapeake's larger competitors may have a competitive advantage when responding to factors that affect demand for oil and natural gas production, such as changing prices, domestic and foreign political conditions, weather conditions, the price and availability of alternative fuels, the proximity and capacity of natural gas pipelines and other transportation facilities, and overall economic conditions. Chesapeake also faces indirect competition from alternative energy sources, including wind, solar and electric power. Chesapeake believes that its technological expertise, its exploration, land drilling and production capabilities and the experience of its management generally enable it to compete effectively.
Recent declines in oil, natural gas and NGL prices have adversely impacted, and future price fluctuations of oil, natural gas and NGL will continue to directly impact, Trust distributions, estimates of reserves attributable to the Trust's interest, and estimated and actual future net revenues to the Trust. In view of the many uncertainties that affect the supply and demand for oil, natural gas and NGL, neither the Trust nor Chesapeake can make reliable predictions of future supply and demand for oil, natural gas and NGL, future oil, natural gas and NGL prices or the effect of future oil, natural gas and NGL prices on the Trust.

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

Exploration and Production
The laws and regulations applicable to Chesapeake's exploration and production operations include requirements for permits or approvals to drill and to conduct other operations and for provision of financial assurances (such as bonds) covering drilling and well operations. Other activities subject to such laws and regulations include, but are not limited to, the following:

•	seismic operations;

•	the location of wells;

•	construction and operations activities, including in sensitive areas, such as wetlands, coastal regions or areas that contain endangered or threatened species or their habitats;

•	the method of drilling and completing wells;

•	production operations, including the installation of flowlines and gathering systems;

•	air emissions and hydraulic fracturing;

•	the surface use and restoration of properties upon which oil and natural gas facilities are located, including the construction of well pads, pipelines, impoundments and associated access roads;

•	water withdrawal;

•	the plugging and abandoning of wells;

•	the generation, storage, transportation treatment, recycling or disposal of hazardous waste, or other substances in connection with operations;

•	the construction and operation of underground injection wells to dispose of produced water and other liquid oilfield wastes;

•	the construction and operation of surface pits to contain drilling muds and other fluids associated with drilling operations;

•	the marketing, transportation and reporting of production; and

•	the valuation and payment of royalties.
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
Hydraulic Fracturing
Hydraulic fracturing is typically regulated by state oil and gas regulatory authorities, including specifically the requirement to disclose certain information related to hydraulic fracturing operations. Chesapeake follows applicable legal requirements for groundwater protection in its operations that are subject to supervision by state and federal regulators (including the BLM on federal acreage). Furthermore, Chesapeake's well construction practices require the installation of multiple layers of protective steel casing surrounded by cement that are specifically designed and installed to protect freshwater aquifers by preventing the migration of fracturing fluids into aquifers. Regulatory proposals in some states and local communities have been initiated to require or make more stringent the permitting and compliance requirements for hydraulic fracturing operations. In June 2015, New York created a statewide ban on hydraulic fracturing. Similar bans have been adopted by local governments, although many of these actions are the subject of legal challenges.
In February 2014, the EPA released its final guidance on the use of diesel additives in hydraulic fracturing operations. The EPA is also engaged in a study of the potential impacts of hydraulic fracturing activities on drinking water resources in these states where the EPA is the permitted authority, including Pennsylvania, with a progress report released in late 2012 and a draft report released in June 2015. It concluded that hydraulic fracturing activities have not led to widespread systematic impacts on drinking water resources in the U.S., but there are above and below ground mechanisms by which hydraulic fracturing could affect drinking water resources. In addition, in March 2015, the BLM issued a final rule to regulate hydraulic fracturing on federal and Indian land; however, enforcement of the rule has been delayed pending a decision in a legal challenge in the U.S. District Court of Wyoming. Further, the EPA issued an Advanced Notice of Proposed Rulemaking under the Toxic Substances Control Act in May 2014 seeking comments relating to the information that should be reported or disclosed for hydraulic fracturing chemical substances and mixtures and mechanisms for obtaining this information. These actions, in conjunction with other analyses by federal and state agencies to assess the impacts of hydraulic fracturing could spur further action toward federal and/or state legislation and regulation of hydraulic fracturing activities. For example, on February 16, 2016, the Oklahoma Corporation Commission (“OCC”) implemented a volume reduction plan for oil and natural gas disposal wells injecting wastewater into the Arbuckle formation. The OCC’s plan, in conjunction with a 191,000 barrel a day reduction plan already implemented in the Byron/Cherokee area, will create a total volume cutback of over 500,000 barrels per day, or about 40%.
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
Regulation – Environment, Health and Safety
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
Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures against Chesapeake, including the assessment of monetary penalties, the imposition of remedial or restoration obligations, and the issuance of orders enjoining future operations or imposing additional compliance requirements. Certain environmental statutes impose strict, joint and several liability for costs required to clean up and restore sites where hazardous substances, hydrocarbons or wastes have been disposed or otherwise released. Moreover, local restrictions, such as state or local moratoria, city ordinances, zoning laws and traffic regulations, may restrict or prohibit the execution of Chesapeake's drilling and production plans. In addition, third parties, such as neighboring landowners, may file claims alleging property damage, nuisance or personal injury arising from Chesapeake's operations or from the release of hazardous substances, hydrocarbons or other waste products into the environment.
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
Federal, state and local laws may also require Chesapeake to remove or remediate wastes or hazardous substances that have been previously disposed of or released into the environment. This can include removing or remediating wastes or hazardous substances disposed of or released by Chesapeake (or prior owners or operators) in accordance with then current laws, suspending or ceasing operations at contaminated areas, or performing remedial well plugging operations or response actions to reduce the risk of future contamination. Federal laws, including the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), and analogous state laws impose joint and several liability, without regard to fault or legality of the original conduct, on classes of persons who are considered legally responsible for releases of a hazardous substance into the environment. These persons include the owner or operator of the site where the release occurred, persons who disposed of or arranged for the disposal of hazardous substances at the site, and any person who accepted hazardous substances for transportation to the site. CERCLA and analogous state laws also authorize the EPA, state environmental agencies and, in some cases, third parties to take action to prevent or respond to threats to human health or the environment and/or seek recovery of the costs of such actions from responsible classes of persons.
The Underground Injection Control (UIC) Program authorized by the Safe Drinking Water Act prohibits any underground injection unless authorized by a permit. Chesapeake recycles and reuses some produced water and also disposes of produced water in Class II UIC wells, which are designed and permitted to place the water into deep geologic formations, isolated from fresh water sources. Permits for Class II UIC wells may be issued by the EPA or by a state regulatory agency if the EPA has delegated its UIC Program authority. Because some states have become concerned that the disposal of produced water could under certain circumstances contribute to seismicity, they have adopted or are considering adopting additional regulations governing such disposal.
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
In 2012, the EPA published final New Source Performance Standards (NSPS) and National Emissions Standards for Hazardous Air Pollutants (NESHAP) that amended the existing NSPS and NESHAP standards for oil and gas facilities and created new NSPS standards for oil and gas production, transmission and distribution facilities with a compliance deadline of January 1, 2015. In 2013 and 2014, the EPA issued updated rules regarding storage tanks and made additional clarifications to these rules. In December 2014, the EPA issued additional amendments to these rules that, among other things, distinguish between multiple flowback stages during completion of hydraulically fractured wells and clarify that storage tanks permanently removed from service are not affected by any requirements. In July 2015, the EPA finalized two updates to the rules addressing the definition of low pressure gas wells and references to tanks that are connected to one another (referred to as connected in parallel). Further, in September 2015, the EPA issued a proposed rule that would update and expand the NSPS by setting additional emissions limits for volatile organic compounds and regulating methane emissions for new and modified sources in the oil and gas industry. In January 2016, the BLM also proposed rules to require additional efforts by producers to reduce venting, flaring and leaking of natural gas produced on federal and Indian lands.
In 2010, the EPA published rules that require monitoring and reporting of greenhouse gas emissions from petroleum and natural gas systems. Chesapeake, along with other industry groups, filed suit challenging certain provisions of the rules and are engaged in settlement negotiations to amend and correct the rules. Chesapeake has advised the Trustee that Chesapeake anticipates final resolution to this litigation in the near future. In October 2015, EPA finalized new reporting requirements for boosting systems, completions and workovers of oil wells using hydraulic fracturing, and blowdowns of natural gas transmission pipelines. In January 2016, the EPA proposed two more revisions to the greenhouse gas reporting rule. One proposal addresses leaks from oil and gas equipment and the other proposal is intended to improve implementation of the rule, while also proposing confidentiality determinations for the reporting of certain data elements to the program.
In addition, in October 2015, the EPA published its final rule revising downward the ozone national ambient air quality standard to 70 parts per billion. Chesapeake's business and operations could be subject to increased operating and compliance costs associated with these regulations.
Discharges into Waters
The federal Water Pollution Control Act, or the Clean Water Act (CWA), and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into state waters as well as U.S. waters. In June 2015, the EPA and USACE jointly published a rule regarding the definition of waters of the United States that substantially expands the waters regulated under the CWA. Implementation of the rule was temporarily stayed in October 2015 by the U.S. Court of Appeals for the Sixth Circuit, pending further action. The placement of dredge or fill material into jurisdictional water or U.S. wetlands is prohibited, except in accordance with the terms of a permit issued by the USACE. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or a state agency delegated with EPA's authority. In April 2015, the EPA also published proposed pretreatment standards for disposal of wastewater produced from shale gas operations to publicly owned treatment works (POTWs). Further, Chesapeake's corporate policy prohibits discharge of produced water to surface waters. Spill prevention, control and countermeasure regulations require appropriate containment berms and similar structures to help prevent the contamination of regulated waters in the event of a hydrocarbon tank spill, rupture or leak. In addition, the CWA and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities and construction activities.
The Oil Pollution Act of 1990 (OPA) establishes strict liability for owners and operators of facilities that release oil into waters of the United States. The OPA and its associated regulations impose a variety of requirements on responsible parties related to the prevention of oil spills and liability for damages resulting from such spills. A “responsible party” under the OPA includes owners and operators of certain onshore facilities from which a release may affect waters of the United States.
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
Global Warming and Climate Change
At the federal level, EPA regulations require Chesapeake to establish and report an inventory of greenhouse gas emissions. Legislative and regulatory proposals for restricting greenhouse gas emissions or otherwise addressing climate change, such as the President’s Climate Action Plan which calls for reducing methane emissions, could require Chesapeake to incur additional operating costs and could adversely affect demand for the oil and natural gas that it sells. As discussed above, the EPA proposed new standards of performance limiting methane emissions from oil and gas sources in 2015. The potential increase in Chesapeake's operating costs could include new or increased costs to (a) obtain permits, (b) operate and maintain its equipment and facilities (through the reduction or elimination of venting and flaring of methane), (c) install new emission controls on its equipment and facilities, (d) acquire allowances authorizing its greenhouse gas emissions, (e) pay taxes related to its greenhouse gas emissions and (f) administer and manage a greenhouse gas emissions program. In addition to these federal actions, various state governments and/or regional agencies may consider enacting new legislation and/or promulgating new regulations governing or restricting the emission of greenhouse gases from stationary sources such as Chesapeake's equipment and operations.
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
As a passive entity, the Trust does not maintain insurance policies for the Underlying Properties. Chesapeake maintains a control of well policy with a $50 million single well limit and a $100 million multiple wells limit that insures against certain sudden and accidental risks associated with drilling, completing and operating its wells. There is no assurance that this insurance will be adequate to cover all losses or exposure to liability. Chesapeake also carries a $460 million comprehensive general liability umbrella policy and a $150 million pollution liability policy. Chesapeake provides workers' compensation insurance coverage to employees in all states in which it operates. While Chesapeake has informed us that it believes these policies are customary in the industry, they do not provide complete coverage against all operating risks and policy limits scale to Chesapeake's working interest percentage in certain situations. In addition, Chesapeake's insurance does not cover penalties or fines that may be assessed by a governmental authority. A loss not fully covered by insurance could have a material adverse effect on Chesapeake's financial position, results of operations and cash flows. Chesapeake's insurance coverage may not be sufficient to cover every claim made against Chesapeake or may not be commercially available for purchase in the future.
The Underlying Properties and the Royalty Interests
Overview. The Underlying Properties consist of working interests owned by Chesapeake located in the Colony Granite Wash play in Washita County in western Oklahoma arising from leases and farmout agreements related to properties from which the Royalty Interests were conveyed. The AMI consists of approximately 40,500 gross acres (26,400 net acres). As of December 31, 2015 and 2014, the total reserves estimated to be attributable to the Trust were 9,502 mboe (57% natural gas by volume) and 13,923 mboe (54% natural gas by volume), respectively. These amounts include 8,880 mboe of proved developed reserves and 622 mboe of proved undeveloped reserves as of December 31, 2015 and 10,972 mboe of proved developed reserves and 2,951 mboe of proved undeveloped reserves as of December 31, 2014. The decrease in estimated total reserves attributable to the Trust of 4,421 mboe is primarily attributable to lower average commodity prices and the removal of PUDs that are not part of Chesapeake's drilling plan within the AMI. See Risk Factors – Actual reserves and future production may be less than current estimates, which could reduce cash distributions by the Trust and the value of the Trust units in Item 1A and Risks and Uncertainties in Note 2 to the financial statements contained in Part II, Item 8 of this Annual Report for further discussion of the decrease in reserves.
The Colony Granite Wash is a subset of the greater granite wash plays of the Anadarko Basin. The Colony Granite Wash is located at the eastern end of a series of Des Moines-age granite wash fields that extend along the southern flank of the Anadarko Basin, approximately 60 miles into the Texas Panhandle. These granite wash fields were generally deposited as deep-water turbidites that result in relatively low risk, laterally extensive reservoirs. The productive members of the Colony Granite Wash are encountered between approximately 11,500 and 13,000 feet and lie stratigraphically between the top of the Des Moines formation (or top of Colony Granite Wash 'A') and the top of the Prue formation (or base of Colony Granite Wash 'C'). The individual productive members within the Colony Granite Wash may reach 200 feet or more in gross interval thickness and the targeted porosity zones within these individual members are generally 20 to 75 feet thick. The Colony Granite Wash is primarily a natural gas and natural gas condensate reservoir based on reserve volumes. However, oil and NGL production currently generates more revenue than natural gas production in the Colony Granite Wash due to prices that have historically been, and despite recent declines in commodity prices, continue to be higher for oil and NGL than for natural gas. Development costs for horizontal wells drilled and completed in the AMI during the years ended December 31, 2015 and 2014 averaged approximately $23.32 per boe and $25.02 per boe, respectively, which are comparable to the development costs for other large-scale resource developments in the Mid-Continent in which Chesapeake operates. The decrease in average development costs of $1.70 per boe is primarily due to a decrease in drilling and completion costs as a result of Chesapeake's improved operating efficiencies.
Chesapeake began drilling horizontal wells in the Colony Granite Wash in 2007. As of December 31, 2015, Chesapeake is the largest leaseholder in the Colony Granite Wash, with approximately 43,200 net acres (of which approximately 26,400 net acres are subject to the Royalty Interests), the most active driller in the play, based on rig count, and produces the highest volumes from the Colony Granite Wash. Since 2007, there have been 286 Des Moines horizontal wells drilled in the Colony Granite Wash. Of those 286 wells, Chesapeake has drilled 227 wells and participated in another 49 wells. As of March 7, 2016, there was one rig drilling horizontal wells in the AMI, which was operated by Chesapeake. While horizontal wells are more expensive than vertical wells, a horizontal well increases the production of hydrocarbons and adds significant recoverable reserves per well. In addition, an operator can achieve better returns on drilling investments with horizontal drilling because the production from one horizontal well is typically equal to the production from several vertical wells. While Chesapeake is the most active company in this play, as of March 7, 2016, other operators in the Colony Granite Wash include publicly-listed companies such as Penn Virginia Corporation, Apache Corporation, and Marathon Oil Corporation and privately-held companies such as Chaparral Energy, Inc., Ward Petroleum Corporation and EnerVest Energy Partners.
Royalty Interests. The Royalty Interests were conveyed from Chesapeake's interest in the Underlying Properties effective as of July 1, 2011. As of December 31, 2015, the Trust on average owns a 47.6% net revenue interest in the Producing Wells and a 28.2% net revenue interest in the completed Development Wells. Chesapeake retains 10% of the proceeds from the sales of oil, natural gas and NGL production attributable to its net revenue interest in the Producing Wells, and 50% of the proceeds from the sales of production attributable to its net revenue interest in the Development Wells.
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
All of the Trust's estimated oil, natural gas and NGL reserves are located within the U.S. The table below sets forth information as of December 31, 2015 with respect to the estimated proved reserves of the Underlying Properties and Royalty Interests and the associated PV-10. Because the Trust will not bear federal income tax expense, PV-10 and the standardized measure of estimated future net revenue of the Royalty Interests are the same. PV-10 is not intended to represent the current market value of the estimated oil, natural gas and NGL reserves attributable to the Royalty Interests. The reserve estimates were prepared by Ryder Scott Company, L.P. ("Ryder Scott") in accordance with the criteria established by the SEC.

		Proved Reserves
	Oil (mbbl)	Natural Gas (mmcf)	NGL (mbbl)	Total (mboe)	PV-10 (000s)

Underlying Properties:
Developed	1,774	62,555	6,274	18,474	$69,092
Undeveloped	128	5,138	445	1,430	(7,559)
Total	1,902	67,693	6,719	19,904	$61,533
Royalty Interests:
Developed(1)	840	30,004	3,039	8,880	$55,311
Undeveloped(1)	56	2,233	194	622	4,812
Total	896	32,237	3,233	9,502	$60,123
_________________________________________________

(1)	PV-10 for the Royalty Interests was calculated exclusive of any production or development costs.

The proved reserves were determined using a 12-month unweighted arithmetic average of the first-day-of-the-month prices for oil, natural gas and NGL for the period from January 1, 2015 through December 1, 2015, without giving effect to derivative contracts, and were held constant for the life of the properties. The prices used in the reserve reports, as well as Chesapeake's internal reports, yield weighted average prices at the wellhead, which are based on first-day-of-the-month reference prices and adjusted for transportation and regional price differentials. For the Royalty Interests, costs of marketing services provided by Chesapeake's affiliates will not be charged to the Trust. The reference prices and the equivalent weighted average wellhead prices are presented in the table below.

	Oil	Natural gas	NGL
	(per bbl)	(per mcf)	(per bbl)
Trailing 12-month average (SEC) pricing	$50.28	$2.58	$50.28
Weighted average wellhead prices (Underlying Properties)	$43.89	$0.66	$13.29
Weighted average wellhead prices (Royalty Interests)	$43.82	$0.66	$13.32
As of December 31, 2015, the reserve estimates for the Royalty Interests included 622 mboe of reserves classified as PUDs, compared to 2,951 mboe as of December 31, 2014. Presented below is a summary of changes in the proved undeveloped reserves for the Royalty Interests for 2015.

Total
(mboe)
Proved undeveloped reserves, beginning of period	2,951
Extensions and discoveries	622
Developed	(425)
Revisions of previous estimates	(2,526)
Proved undeveloped reserves, end of period	622
As of December 31, 2015, there were no PUDs that had remained undeveloped for five years or more. Chesapeake invested approximately $17 million in the Underlying Properties in 2015 to convert 979 (425 net to the Royalty Interests) mboe of PUDs to proved developed reserves. All costs were paid by Chesapeake, as the Trust is not responsible for the cost of development. The downward PUD revisions of 2,526 mboe related to the removal of PUDs that are not part of Chesapeake's drilling plan within the AMI and price-related revisions in PUDs developed in 2015. As a result of substantially lower commodity prices, Chesapeake reduced its operated rig count in the AMI in February 2015 from two rigs to one rig to slow the pace of its drilling program. Chesapeake will continue analyzing the impact of commodity prices and will adjust the current drilling program or operated rig count accordingly.
The $5 million PV-10 attributable to the estimated PUDs of the Royalty Interests has been calculated assuming that Chesapeake will expend approximately $15 million to develop these reserves in 2016. The amount and timing of these expenditures will depend on a number of factors, including actual drilling results, service costs, commodity prices and the availability of capital. Chesapeake's developmental drilling schedule for the remaining Development Wells is subject to revision and reprioritization throughout the year resulting from unknown factors such as unexpected developmental drilling results, title issues and infrastructure availability or constraints and Chesapeake's net revenue interest in each Development Well when drilled and completed. The proved reserves as of December 31, 2015 include only PUD locations which are immediate offsets to producing wells.
The annual net decline rate on current producing properties is projected to be 27% from 2016 to 2017, 19% from 2017 to 2018, 16% from 2018 to 2019 and 14% from 2019 to 2020. As of December 31, 2015, of the total proved reserves, 18,474 mboe and 8,880 mboe attributable to the Underlying Properties and the Royalty Interests, respectively, were classified as proved developed reserves.
Chesapeake's ownership interest used for calculating proved reserves and the associated estimated future net revenue assumed maximum participation by other parties to Chesapeake's farmout and participation agreements. SEC pricing used for calculating the estimated future net revenues attributable to proved reserves does not reflect actual market prices for oil, natural gas and NGL production sold subsequent to December 31, 2015.
The Trust's estimated proved reserves and the standardized measure of discounted future net cash flows of the proved reserves at December 31, 2015, along with the changes in quantities and standardized measure of such reserves since January 1, 2013, are shown in Supplemental Disclosures About Oil, Natural Gas and NGL Producing Activities included in Item 8 of Part II. No estimates of proved reserves comparable to those included herein have been included in reports to any federal agency other than the SEC.
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
Development Wells. Pursuant to the development agreement with the Trust, Chesapeake is obligated to drill, cause to be drilled or participate as a non-operator in the drilling of 118 Development Wells by June 30, 2016. Additionally, based on Chesapeake's assessment of the ability of a Development Well to produce in paying quantities, Chesapeake is obligated to either complete and tie into production or plug and abandon each Development Well. Chesapeake retained or will retain an interest in each of the Producing Wells and Development Wells, and it operates approximately 96% of the Producing Wells and completed Development Wells. Chesapeake expects to operate all of the remaining Development Wells through the completion of its drilling obligation. As of March 7, 2016, Chesapeake had drilled and completed 98 wells within the AMI (approximately 106 of the 118 Development Wells as calculated under the development agreement). Until such time as Chesapeake has met its commitment to drill the Development Wells, Chesapeake will not drill or complete, and will not permit any other person within its control to drill or complete: (a) any well in the Colony Granite Wash formation or lease acreage included within the AMI for its own account; or (b) any well that will have a perforated segment within 600 feet of any perforated interval of any Development Well or Producing Well. Chesapeake's average net revenue interest in the oil and gas properties underlying the Development Royalty Interest is approximately 62%. The Development Royalty Interest entitles the Trust to receive 50% of the proceeds attributable to Chesapeake's net revenue interest in future production of oil, natural gas and NGL resulting from the drilling of the Development Wells.
Chesapeake is credited for drilling one full Development Well if the perforated length of the well is equal to or greater than 3,500 feet and Chesapeake's net revenue interest in the well is equal to 52.0%. For wells with a perforated length that is less than 3,500 feet, and for wells in which Chesapeake has a net revenue interest greater than or less than 52.0%, Chesapeake receives proportionate credit. Given that Chesapeake's actual net revenue interest in each Development Well may be greater or less than 52.0% and the perforated length of each well drilled may be less than 3,500 feet, Chesapeake may be required to drill more or less than 118 wells in order to fulfill its drilling obligation. As of December 31, 2015 and March 7, 2016, Chesapeake had drilled and completed 98 wells within the AMI (approximately 106 of the 118 Development Wells as calculated under the development agreement). Chesapeake's drilling activity with respect to the Development Wells is consistent with its intent to meet the drilling obligation contemplated by the development agreement. As of March 7, 2016, Chesapeake had drilled, or caused to be drilled, ten additional wells in the AMI that were awaiting completion. The current drilling schedule provides that these ten wells will be completed by June 30, 2016 and will fulfill Chesapeake’s drilling obligation with respect to the Trust.
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

Chesapeake granted to the Trust a lien on its interest in the AMI (except the Producing Wells and any other wells that were already producing as of July 1, 2011 and are not subject to the Royalty Interests) in order to secure the estimated amount of the drilling costs for the Trust's interests in the Development Wells (the "Drilling Support Lien"). The amount obtained by the Trust pursuant to the Drilling Support Lien initially could not exceed $262.7 million. As Chesapeake fulfills its drilling obligation over time, Development Wells that are completed or that are perforated for completion and then plugged and abandoned are released from the Drilling Support Lien and the total dollar amount that may be recovered by the Trust for Chesapeake's failure to fulfill its drilling obligation is proportionately reduced. As of March 7, 2016, the total dollar amount that may be recovered is approximately $26.5 million.
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
Well Locations. Chesapeake has approximately 48 remaining possible drilling locations within the AMI, based on assumed spacing of three wells per 640-acre section, of which it plans to drill and complete approximately ten additional wells by June 30, 2016. Chesapeake may drill some of the Development Wells on units that encompass land controlled by third-party operators in order to maximize recovery in the field and also maximize the perforated length of each Development Well drilled.
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

	2015		2014		2013
	Gross	Net	Gross	Net	Gross	Net
Wells Drilled:
Development productive	6	1	15	4	24	18
Exploratory productive	—	—	2	1	—	—
Dry	—	—	—	—	—	—
Total	6	1	17	5	24	18
Developed and Undeveloped Acreage. The following table sets forth information regarding developed and undeveloped acreage held by Chesapeake within the AMI as of December 31, 2015. A significant percentage of the leases associated with the Underlying Properties are held by production and not subject to expiration so long as production continues in paying quantities.

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

(2)
232 net acres are not held by production as of December 31, 2015, and Chesapeake's rights to develop the acreage will expire in 2016. Chesapeake is not under any obligation to retain this acreage for development.

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
Marketing and Post-Production Services. Pursuant to the terms of the conveyances creating the Royalty Interests, Chesapeake has the responsibility to market, or cause to be marketed, the oil, natural gas and NGL production related to the Underlying Properties. While marketing costs of non-affiliates of Chesapeake are deducted from the proceeds upon which the royalty payments are calculated, the Trust is not responsible for costs of marketing services provided by Chesapeake or any of its affiliates. Chesapeake Energy Marketing, L.L.C. ("CEMLLC"), a wholly owned subsidiary of Chesapeake, markets the majority of Chesapeake's operated production. CEMLLC enters into oil, natural gas and NGL sales arrangements with large aggregators of supply, and these arrangements may be on a month-to-month basis or for a term of up to one year or longer. The oil, natural gas and NGL are sold at market prices and subsequently any applicable post-production expenses will be deducted. CEMLLC sells production from the Underlying Properties to a diverse group of aggregators, the identity of which changes from time to time. As a result, the proceeds to the Trust from the sales of oil, natural gas and NGL production from the Underlying Properties is determined based on the same price (net of post-production costs and production taxes) that Chesapeake receives from third parties for oil, natural gas and NGL production attributable to Chesapeake's remaining interest in the Underlying Properties.
Post-production expenses are deducted from proceeds paid to the Trust. Williams Partners, L.P. ("WMB") (formerly known as Access Midstream Partners, L.P.), successor to previously-affiliated Chesapeake Midstream Partners, L.P. (Chesapeake had a 46% equity investment until June 2012), provides gathering, treating, compression and other post-production services and Enogex LLC ("Enogex") provides processing, transportation and other post-production services. The proceeds paid to the Trust are reduced by deductions for these post-production expenses.
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
The post-production expenses are negotiated based on market conditions at the time or pursuant to a state or federal regulatory proceeding. Chesapeake is permitted to deduct from the proceeds available to the Trust other post-production expenses necessary to enhance the value of the oil, natural gas and NGL from the Underlying Properties and to transport such production to market.
Natural gas and NGL produced from the Underlying Properties are gathered by gathering pipelines owned by WMB under a contract that expires in approximately 14 years. NGL and natural gas are processed at facilities owned by Enogex under a contract that expires in 2017 and then sold to a number of primary purchasers in the area. Oil produced from the Underlying Properties is gathered by gathering pipelines and equipment owned by WMB or transported by trucks owned by third parties and sold to FCX. In the event of a loss of its contracts with WMB, Enogex or FCX, Chesapeake believes that the availability of other customers and service providers in the area is sufficient to accommodate such loss.
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
The following table provides revenues and direct operating expenses for the years ended December 31, 2015, 2014 and 2013, as derived from the Underlying Properties' statements of revenues and direct operating expenses.

	Years Ended December 31,
	2015	2014	2013
	($ in thousands)
Oil, natural gas and NGL revenues(1)	$40,665	$165,418	$194,817
Direct operating expenses:
Production expenses excluding taxes	10,277	13,454	13,747
Production taxes	31	2,946	2,544
Ad valorem taxes	2	84	66
Total direct operating expenses	10,310	16,484	16,357
Revenues in excess of direct operating expenses	$30,355	$148,934	$178,460
_________________________________________________

(1)
Oil, natural gas and NGL revenues are net of post-production expenses, including gathering, storage, compression, transportation, processing, treating, dehydrating and non-affiliate marketing expenses.

The following table sets forth the production, average sales prices, and average cost per boe for production expenses and production taxes for the Underlying Properties for the years ended December 31, 2015, 2014 and 2013.

	Years Ended December 31,
	2015	2014	2013
Production:
Oil (mbbls)	478	791	925
Natural gas (mmcf)	11,130	17,379	20,317
NGL (mbbls)	887	1,776	2,133
Total production (mboe)	3,220	5,464	6,444

Average sales prices:(1)
Oil (per bbl)	$43.58	$89.50	$91.60
Natural gas (per mcf)	$0.72	$2.53	$2.16
NGL (per bbl)	$13.30	$28.48	$31.05
Direct operating expenses:
Production expenses (per boe)(2)	$3.19	$2.48	$2.14
Production taxes (per boe)(3)	$0.01	$0.54	$0.39
 ___________________________________________________

(1)	Average sales prices are net of post-production expenses, including gathering, storage, compression, transportation, processing, treating, dehydrating and non-affiliate marketing expenses.

(2)	Production expenses include lease operating costs and ad valorem taxes.

(3)	Production taxes are generally based upon (a) volume produced and (b) prices received for production.
 Oil, Natural Gas and NGL Revenues. For the year ended December 31, 2015, oil, natural gas and NGL revenues were $40.7 million compared to $165.4 million and $194.8 million for the years ended 2014 and 2013, respectively. The $124.7 million decrease in revenues from 2014 to 2015 was primarily due to a decrease in production of 2,244 mboe and a decrease in the average sales price of oil, natural gas and NGL. Average oil prices decreased $45.92 per bbl, from $89.50 per bbl to $43.58 per bbl. Average natural gas prices decreased $1.81 per mcf, from $2.53 per mcf to $0.72 per mcf. NGL prices decreased $15.18 per bbl, from $28.48 per bbl to $13.30 per bbl. The decrease in the price received per boe in 2015 compared to the 2014 resulted in a $56.8 million decrease in oil, natural gas and NGL revenues. Decreased sales volumes resulted in a $67.9 million decrease in oil, natural gas and NGL revenues, for a net decrease in oil, natural gas and NGL revenues of $124.7 million.
The $29.4 million decrease in revenues from 2013 to 2014 was primarily due to a decrease in production of 980 mboe partially offset by an increase in the sales price received per boe of $0.04. Decreased sales volumes resulted in a $29.6 million decrease in oil, natural gas and NGL revenues. The increase in the sales price received per boe in 2014 compared to the 2013 resulted in a $0.2 million increase in oil, natural gas and NGL revenues, for a net decrease in oil, natural gas and NGL revenues of $29.4 million.
Production Expenses. For the year ended December 31, 2015, production expenses, excluding ad valorem taxes, were $10.3 million compared to $13.5 million and $13.7 million for the years ended 2014 and 2013, respectively. On a unit-of-production basis, production expenses, including ad valorem taxes, were $3.19 per boe in 2015 compared to $2.48 and $2.14 per boe in 2014 and 2013, respectively.
Production Taxes. For the year ended December 31, 2015, production taxes were a nominal amount compared to $2.9 million and $2.5 million for the years ended 2014 and 2013, respectively. On a unit-of-production basis, production taxes were $0.01 per boe in 2015 compared to $0.54 per boe in 2014 and $0.39 per boe in 2013. The decrease in production taxes from 2014 and 2015 was primarily due to lower prices received for oil, natural gas and NGL and severance tax exemptions related to economically at risk wells for prior periods that were realized in 2015.
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
Internal Controls. Chesapeake's Director - Corporate Reserves is the technical person primarily responsible for overseeing the preparation of the Trust's reserve estimates. His qualifications include the following:

•	25 years of practical experience working for major oil companies, including 17 years in reservoir engineering responsible for estimation and evaluation of reserves;

•	Bachelor of Science degree in Petroleum Engineering;

•	registered professional engineer in the state of Texas; and

•	member in good standing of the Society of Petroleum Engineers.
Chesapeake ensures that the key members of Chesapeake's Corporate Reserves Department have appropriate technical qualifications to oversee the preparation of reserves estimates. Each of Chesapeake's Corporate Reserves Advisors has more than 25 years' experience in reserve estimation as a reservoir engineer. Each of its engineering technicians has a minimum of a four-year degree in mathematics, economics, finance or other technical/business/science field. Chesapeake also maintains a continuous education program for its engineers and technicians on new technologies and industry advancements and offer refresher training on basic skill sets.
Chesapeake maintains internal controls such as the following to ensure the reliability of reserves estimations:

•
Chesapeake follows comprehensive SEC-compliant internal policies to estimate and report proved reserves. Reserves estimates are made by experienced reservoir engineers or under their direct supervision. All material changes are reviewed and approved by Chesapeake's Corporate Reserve Advisors.

•	Chesapeake's Corporate Reserves Department reviews all of Chesapeake's and the Trust's proved reserves at the close of each quarter.

•
Each quarter, Chesapeake's Corporate Reserves Department managers, the Director - Corporate Reserves, the Vice Presidents of its business units, the Director of Corporate and Strategic Planning and the Executive Vice Presidents of its operating divisions review all significant reserves changes and all new proved undeveloped reserves additions.

•	Chesapeake's Corporate Reserves Department reports independently of Chesapeake's operating divisions.

•	the five year PUD development plan is reviewed and approved annually by Chesapeake's Director of Corporate Reserves and the Director of Corporate and Strategic Planning.
 Technologies. The reserve report was prepared using decline curve analysis to determine the reserves of individual Producing Wells. After estimating the reserves of each proved developed well, it was determined that a reasonable level of certainty exists with respect to the reserves that can be expected from close offset undeveloped wells in the field. The continuity of the play across the AMI area was established by reviewing electronic well logs from wells, geologically mapping the analogous reservoir and reviewing extensive production data from horizontal wells within the larger Colony Granite Wash area. The proved undeveloped locations within the AMI are direct offsets to the horizontal wells drilled and producing as of December 31, 2015.
Ryder Scott. Ryder Scott, the independent petroleum engineering consultant, estimated all of the proved reserve information in this Annual Report, in accordance with the definitions and regulations of the SEC to conform with the FASB Accounting Standards Codification Topic 932, Extractive Activities-Oil and Gas. For purposes of the reserve report, a copy of which is filed with this Annual Report as Exhibit 99.1, Ryder Scott used technical and economic data including, but not limited to, well test data, production data, historical price and cost information and property ownership interests. The reserves in the reserve report have been estimated using such deterministic methods. Ryder Scott used standard engineering and geosciences methods, or a combination of methods, including performance analysis and analogy, that they considered to be appropriate and necessary to categorize and estimate reserves in accordance with SEC definitions and regulations. A substantial portion of these reserves are for undeveloped locations and producing wells that lack sufficient production history upon which performance-related estimates of reserves can be based. Therefore, these reserves are based on estimates of reservoir volumes and recovery efficiencies along with analogy to properties with similar geologic and reservoir characteristics. Ryder Scott's expertise is in petroleum engineering, geoscience, and petrophysical interpretation, not legal or accounting matters; they are not accountants, attorneys, or landmen. As in all aspects of oil and gas evaluation, there are uncertainties inherent in the interpretation of engineering and geoscience data; therefore, the conclusions from Ryder Scott necessarily represent only informed professional judgment. The titles to the properties have not been examined by Ryder Scott, nor has the actual degree or type of interest owned been independently confirmed. The data used in Ryder Scott's estimates were obtained from Chesapeake and the non-confidential files of Ryder Scott and were accepted as accurate. Supporting geoscience, field performance, and work data are on file in their office. The qualifications of the technical person at Ryder Scott primarily responsible for overseeing the estimate of the reserves include:

•	over 30 years of practical experience in the estimation and evaluation of petroleum reserves;

•	registered professional engineer in the state of Texas;

•	member in good standing of the Society of Petroleum Engineers and the Society of Petroleum Evaluation Engineers; and

•	Bachelor of Science degree in Electrical Engineering.
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
Oil, natural gas and NGL prices fluctuate widely, and continued low prices or lower prices for an extended period of time are likely to have a material adverse effect on proceeds to the Trust, Chesapeake's economic incentive to drill and cash distributions to unitholders.
The Trust's reserves and quarterly cash distributions depend primarily upon the prices realized from the sales of oil, natural gas and NGL. Chesapeake requires substantial expenditures to replace reserves, sustain production and fund its business plans. Low oil, natural gas and NGL prices can negatively affect the amount of cash available for capital expenditures and debt repayment and the ability to borrow money or raise additional capital and, as a result, could have a material adverse effect on Chesapeake’s financial condition, results of operations, cash flows and reserves and the Trust’s reserves and quarterly cash distributions. Historically, the markets for oil, natural gas and NGL have been volatile and they are likely to continue to be volatile. Wide fluctuations in oil, natural gas and NGL prices may result from relatively minor changes in the supply of or demand for oil, natural gas and NGL, market uncertainty and other factors that are beyond the control of the Trust and Chesapeake, including:

•	domestic and worldwide supplies of oil, natural gas and NGL, including U.S. inventories of oil and natural gas reserves;

•	weather conditions;

•	changes in the level of consumer and industrial demand;

•	the price and availability of alternative fuels;

•	the effectiveness of worldwide conservation measures;

•	the availability, proximity and capacity of pipelines, other transportation facilities and processing facilities;

•	the level and effect of trading in commodity futures markets, including by commodity price speculators and others;

•	U.S. exports of oil and/or liquefied natural gas;

•	the price and level of foreign imports;

•	the nature and extent of domestic and foreign governmental regulations and taxes;

•	the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

•	political instability or armed conflict in oil and natural gas producing regions;

•	acts of terrorism; and

•	domestic and global economic conditions.
These factors and the volatility of the energy markets make it extremely difficult to predict future oil, natural gas and NGL price movements with any certainty. Oil and natural gas prices continued to decline in the first half of 2015 and remained low in the second half of 2015 and into 2016.
Lower oil, natural gas and NGL prices have reduced, and are expected to continue to reduce, proceeds to which the Trust is entitled and may ultimately reduce the amount of oil, natural gas and NGL that is economic to produce from the Underlying Properties. As a result, Chesapeake or any third-party operator of any of the Underlying Properties could determine during periods of low oil, natural gas and NGL prices to shut in or curtail production from wells on the Underlying Properties. In addition, the operator of the Underlying Properties could determine during periods of low oil, natural gas and NGL prices to plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices. Specifically, Chesapeake or any third-party operator may abandon any well or property if it reasonably believes that the well or property can no longer produce oil, natural gas and NGL in commercially economic quantities. This could result in termination of the portion of the Royalty Interests relating to the abandoned well or property, and Chesapeake would have no obligation to drill a replacement well. The volatility of oil, natural gas and NGL prices also reduces the accuracy of target distributions used to calculate the subordination and incentive thresholds.
The Trust expects to have further significant write downs of the carrying value of the Royalty Interests if commodity prices remain low.
Under the full cost method of accounting for costs related to the Royalty Interests, the Trust is required to write down the carrying value of the Royalty Interests if capitalized costs exceed the quarterly ceiling limit, which is based on the average of commodity prices on the first day of the month over the trailing 12-month period. Such write-downs can be material. For example, for the year ended December 31, 2015, the Trust reported a non-cash impairment charge on the Royalty Interests of $154.2 million, primarily resulting from a substantial decrease in the trailing 12-month average first-day-of-the-month oil and natural gas prices throughout 2015. The trailing 12-month average first-day-of-the-month prices used to calculate our oil and natural gas reserves decreased from $94.98 per bbl of oil and $4.35 per mcf of natural gas as of December 31, 2014 to $50.28 per bbl of oil and $2.58 per mcf of natural gas as of December 31, 2015. Oil and natural gas prices have continued to decline further in the first quarter of 2016. The NYMEX WTI index price of oil on March 7, 2016 was $37.90 per bbl, and the Henry Hub index price of natural gas was $1.69 per mcf. As of December 31, 2015, the present value of the estimated future net revenue of the proved reserves attributable to the Trust's interest in the Underlying Properties, discounted at an annual rate of 10%, was $60.1 million. Estimated future net revenue represents the estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using prices and costs under existing economic conditions as of that date. Based on the first-day-of-the month index prices for the 2016 first quarter, the Trust reasonably expects a decrease of approximately $4.25 per bbl of oil and $0.20 per mcf of natural gas in the prices we will be using to calculate the estimated future net revenue of the proved reserves attributable to the Trust's interest in the Underlying Properties as of March 31, 2016, and such decreases are expected to reduce the present value of estimated future net revenue of the proved reserves attributable to the Trust's interest in the Underlying Properties by approximately $10.8 million in the 2016 first quarter. Such decrease is likely to be a significant factor in the amount of impairment recorded in the 2016 first quarter. Further material write-downs in subsequent quarters will occur if the trailing 12-month commodity prices continue to fall as compared to the commodity prices used in prior quarters.
Actual reserves and future production may be less than current estimates, which could reduce cash distributions by the Trust and the value of the Trust units.
The value of the Trust units and the amount of future cash distributions to the Trust unitholders will depend upon, among other things, the accuracy of the future production estimated to be attributable to the Royalty Interests. The future production estimates are based on estimates of reserve quantities for the Underlying Properties. Estimates of proved reserves and estimated future net revenues from proved reserves are based upon various assumptions, including assumptions required by the SEC relating to oil, natural gas and NGL prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The process of estimating oil, natural gas and NGL reserves is complex and involves significant decisions and assumptions associated with geological, geophysical, engineering and economic data for each well. Therefore, these estimates are subject to further revisions.
Actual future production attributable to the Royalty Interests, oil, natural gas and NGL prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil, natural gas and NGL reserves most likely will vary from these estimates. Such variations may be significant and could materially affect the estimated quantities and present value of proved reserves. In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development drilling, prevailing oil and natural gas prices and other factors, many of which are beyond our control.
As of December 31, 2015, approximately 7% of the Trust’s estimated proved reserves (by volume) were undeveloped. Estimated development costs may not equal the Trust’s actual costs, development may not occur as scheduled and results may not be as estimated. If Chesapeake chooses not to develop PUDs, or if Chesapeake is not otherwise able to successfully develop them, it will be required to remove them from its reported proved reserves. In addition, under the SEC's reserve reporting rules, because PUDs generally may be booked only if they relate to wells scheduled to be drilled within five years of the date of booking, the Trust may be required to remove any PUDs that are not developed within this five-year time frame.

The present values included in this report do not represent the current market value of the Trust's estimated reserves. In accordance with SEC requirements, the estimates of our present values are based on prices and costs as of the date of the estimates. The price on the date of estimate is calculated as the average oil and natural gas price during the 12 months ending in the current reporting period, determined as the unweighted arithmetic average of prices on the first day of each month within the 12-month period. The December 31, 2015 present value is based on $50.28 per bbl of oil and $2.58 per mcf of natural gas before basis differential adjustments. These prices are substantially higher than current 2016 prices for oil and natural gas. Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of an estimate.
The timing of both the production and the expenses from the development and production of oil and natural gas properties will affect both the timing of actual future net cash flows from our proved reserves and their present value. Any changes in consumption or in governmental regulations will also affect the actual future net cash flows from our production. In addition, the 10% discount factor which is required by the SEC to be used in calculating discounted future net cash flows for reporting purposes is not necessarily the most appropriate discount factor. Interest rates in effect from time to time and the risks associated with our business or the oil and gas industry in general will affect the appropriateness of the 10% discount factor.
Reserve estimates for fields that do not have a lengthy production history are less reliable than estimates for fields with lengthy production histories. A lack of production history may contribute to inaccuracy in estimates of proved reserves, future production rates and the timing of development expenditures. Most of the Producing Wells have been operational for a relatively short period of time and estimated total reserves vary substantially from well to well and are not directly correlated to perforated lateral length or completion technique. There can be no assurance that the data used in preparing these estimates can accurately predict future production. The lack of operational history for horizontal wells in the Colony Granite Wash may also contribute to the inaccuracy of estimates of proved reserves. During 2015, the Trust recorded significant downward reserve revisions primarily due to a decrease in commodity prices and the removal of PUDs that are not part of Chesapeake's drilling plan within the AMI. During 2014, the Trust recorded significant downward reserve revisions primarily due to current results being below expectations, primarily as a result of higher-than-expected pressure depletion within certain areas of the AMI and the removal of PUDs that are not part of Chesapeake's five-year development plan within the AMI. Future negative well performance or lower expected ultimate recovery could lead to further downward adjustments to our reserve estimates. A material and adverse variance of actual production, revenues and expenditures from those underlying reserve estimates would have a material adverse effect on the financial condition, results of operations and cash flows of the Trust and would reduce cash distributions to Trust unitholders. In addition, as a result of substantially lower oil and natural gas prices, Chesapeake reduced its operated rig count in the AMI in February 2015 from two rigs to one rig to slow the pace of its drilling program. Chesapeake has notified the Trust that it will continue analyzing the impact of commodity prices and will adjust the current drilling program or operated rig count accordingly.
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
Pursuant to the terms of the development agreement, Chesapeake is obligated to drill and complete, or participate as a non-operator in the drilling and completion of, the Development Wells at its own expense. Chesapeake expects to operate all of the remaining Development Wells until the completion of its drilling obligation. As of March 7, 2016, Chesapeake operates 96% of the Producing Wells and the completed Development Wells and expects to operate all of the remaining Development Wells. The conveyances provide that Chesapeake is obligated to market, or cause to be marketed, the oil, natural gas and NGL production related to the Underlying Properties. Due to the Trust's reliance on Chesapeake to fulfill these obligations, the value of the Royalty Interests and its ultimate cash available for distribution is highly dependent on Chesapeake's performance.
Chesapeake's ability to perform these obligations will depend on its future financial condition, economic performance and access to capital, which in turn will depend upon the supply and demand for oil, natural gas and

NGL, prevailing economic conditions and financial, business and other factors, many of which are beyond Chesapeake's control.
If Chesapeake were to default on its obligation to drill the Development Wells, the Trust would be able to foreclose on the Drilling Support Lien to the extent of Chesapeake's remaining interests in the undeveloped portions of the AMI, file a lawsuit to collect money damages from Chesapeake and pursue other available legal remedies against Chesapeake. However, the Trust is not permitted to obtain specific performance from Chesapeake of its drilling obligation and the maximum amount the Trust can recover in a foreclosure or other action is limited to approximately $26.5 million as of March 7, 2016, which is the estimated amount of the Trust's share of the costs of drilling the remaining Development Wells and is not indicative of the total costs that will actually be incurred in drilling those wells. The maximum amount that the Trust can recover will be reduced proportionately as each Development Well is completed and released from the Drilling Support Lien and will not be adjusted for general inflation or inflation in oilfield service costs. There can be no assurance that the value of Chesapeake's interests in the undeveloped portions of the AMI secured by the Drilling Support Lien will be equal to the amount recoverable at any given time, and such interests may be worth considerably less. The process of foreclosing on such collateral may be expensive and time-consuming and delay the drilling and completion of the Development Wells; such delays and expenses would reduce Trust distributions by reducing the amount of proceeds available for distribution and may result in the loss of acreage due to leasehold expirations. Any amounts actually recovered in a foreclosure action would be applied to completion of Chesapeake's drilling obligation, would not result in any distribution to the Trust unitholders and may be insufficient to drill the number of wells needed for the Trust to realize the full value of the Royalty Interests in Development Wells. Furthermore, the Trust would have to seek a new party to perform the drilling and operation of the wells. The Trust may not be able to find a replacement driller or operator, and it may not be able to enter into a new agreement with such replacement party on favorable terms within a reasonable period of time.
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
The estimates of target distributions used to calculate the subordination thresholds and incentive thresholds were established by Chesapeake, and Chesapeake did not seek or receive an opinion or report on such estimates from any independent accountants, financial advisers or third-party reserve engineers. Such estimates were based on assumptions about drilling, production, oil, natural gas and NGL prices, hedging activities, capital expenditures, expenses, tax rates and production tax credits under state law and other matters that are inherently uncertain and are subject to significant business, economic, financial, legal, regulatory and competitive risks and uncertainties that could cause actual results to differ materially from those estimated. For example, these estimates assume that oil, natural gas and NGL production is sold at prices consistent with spot and settled NYMEX pricing for July through November 2011, monthly NYMEX forward pricing as of October 28, 2011 for the remainder of the period ending June 30, 2014 and assumed price increases after June 30, 2014 of 2.5% annually, capped at $120.00 per bbl of oil (which cap would be reached in 2025) and $7.00 per mmbtu of natural gas (which cap would be reached in 2028); however, actual sales prices may not increase at this rate or at all and may instead decline, as they have since the end of 2014. Additionally, these estimates assume that the Development Wells will be drilled on Chesapeake's then-anticipated schedule and the related Underlying Properties will achieve production volumes set forth in the reserve reports included in the Prospectus; however, the drilling of the Development Wells has been, and may continue to be delayed, and actual production volumes have been, and are expected to continue to be, significantly lower. Further, after wells are completed, production operations may be curtailed, delayed or terminated as a result of a variety of risks and uncertainties, including those described above under "Drilling for and producing oil, natural gas and NGL on the Underlying Properties are high risk activities with many uncertainties that could delay the anticipated drilling schedule for the Development Wells and adversely affect future production from the Underlying Properties. Any such delays or reductions in production could decrease cash available for distribution to unitholders."
Furthermore, neither the target distribution nor the subordination threshold for each quarter during the subordination period necessarily represents the actual cash distributions Trust unitholders will receive, as evidenced by the distributions to common unitholders since the 2013 third quarter distribution that have all been below the subordination threshold. To the extent actual production volumes or sales prices of oil, natural gas and NGL continue to be lower than the assumptions used to generate the target distributions, the actual distributions Trust unitholders receive are expected to be lower than the target distribution and the subordination threshold for the applicable quarter. A cash distribution to Trust unitholders below the target distribution amount or the subordination threshold may materially adversely affect the market price of the Trust units.
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
Pursuant to the development agreement between Chesapeake and the Trust, Chesapeake is obligated to drill and complete, or cause to be drilled and completed, the equivalent of 118 Development Wells in the AMI, of which approximately 106 Development Wells (as calculated under the development agreement) had been drilled and completed as of March 7, 2016. Chesapeake has drilled, or caused to be drilled, ten additional wells in the AMI that are awaiting completion as of March 7, 2016. Chesapeake owns a majority working interest in all of the locations on which it expects to drill the remaining Development Wells, and it expects to operate such wells during the subordination period. In order to satisfy its drilling obligation, Chesapeake may rely upon third-party operators to drill some of the Development Wells. A significant portion of these wells may be drilled by a single third-party operator. The ability of third-party operators to help Chesapeake meet the drilling obligation will depend on those operators' future financial condition and economic performance and access to capital, which, in turn, will depend upon the supply and demand for oil, natural gas and NGL, prevailing economic conditions and financial, business and other factors. The failure of an operator to adequately perform operations could reduce production from the Underlying Properties and the cash available for distribution to Trust unitholders. Chesapeake may be provided little or no notice by these operators that they are failing to drill the Development Wells in accordance with pre-existing schedules.
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
The existence of a title deficiency with respect to the Underlying Properties could reduce the value or render a property worthless, thus adversely affecting the distributions to unitholders. Chesapeake does not obtain title insurance covering oil, natural gas and mineral leaseholds. Additionally, undeveloped leasehold acreage has greater risk of title defects than developed acreage.
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
An increase in the differential between the prices realized by Chesapeake for oil, natural gas and NGL produced from the Underlying Properties and the NYMEX or other benchmark price of oil or natural gas could reduce the proceeds to the Trust and therefore the cash distributions by the Trust and the value of Trust units.
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

In addition, Chesapeake has agreed that, if at any time the Trust's cash on hand (including available cash reserves) is not sufficient to pay the Trust's ordinary course expenses as they become due, it will lend funds to the Trust necessary to pay such expenses. Any such loan will be on an unsecured basis, and the terms of such loan will be substantially the same as those which would be obtained in an arms' length transaction between Chesapeake and an unaffiliated third party. If Chesapeake provides such funds to the Trust, it would become a creditor of the Trust and its interests as a creditor could conflict with the interests of unitholders. As of December 31, 2015, a $175,000 loan was outstanding with Chesapeake and the loan was repaid in March 2016.
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
Oil and natural gas operations are subject to many risks, including well blowouts, cratering and explosions, pipe failures, fires, formations with abnormal pressures, uncontrollable flows of oil, natural gas, brine or well fluids, oil spills, severe weather, natural disasters, groundwater contamination and other environmental hazards and risks. Some of these risks or hazards could materially and adversely affect Chesapeake's revenues and expenses by reducing or shutting in production from wells, loss of equipment or otherwise negatively impacting the projected economic performance of its prospects. A temporary or permanent halt of the production and sales of oil, natural gas and NGL at any of the Underlying Properties could also reduce Trust distributions by reducing the amount of proceeds available for distribution.
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
A material event such as those described above could expose Chesapeake to liabilities, monetary penalties or interruptions in its business operations. While Chesapeake may maintain insurance against some, but not all, of the risks described above, its insurance may not be adequate to cover casualty losses or liabilities, and its insurance does not cover penalties or fines that may be assessed by a governmental authority. For certain risks, such as political risk, business interruption, war, terrorism and piracy, Chesapeake has limited or no insurance coverage. Also, in the future Chesapeake may not be able to obtain insurance at premium levels that justify its purchase. The occurrence of a significant event against which Chesapeake is not fully insured may expose them to liabilities.
Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.
Several states are considering adopting regulations that could impose more stringent permitting, public disclosure, and/or well construction requirements on hydraulic fracturing operations. In addition to state laws, some local municipalities have adopted or are considering adopting land use restrictions, such as city ordinances, that may restrict or prohibit the performance of well drilling in general and/or hydraulic fracturing in particular. Chesapeake’s inability to secure sufficient amounts of water, or to dispose of or recycle the water used in its operations, could adversely impact its operations in certain areas. There are also certain governmental reviews either underway or being proposed that focus on deep shale and other formation completion and production practices, including hydraulic fracturing. These studies assess, among other things, the risks of groundwater contamination and earthquakes caused by hydraulic fracturing and other exploration and production activities. Depending on the outcome of these studies, federal and state legislatures and agencies may seek to further regulate or even ban such activities. Certain environmental and other groups have also suggested that additional federal, state and local laws and regulations may be needed to more closely regulate the hydraulic fracturing process. For example, on February 16, 2016, the Oklahoma Corporation Commission (OCC) implemented a volume reduction plan for oil and natural gas disposal wells injecting wastewater into the Arbuckle formation. The OCC’s plan, in conjunction with a 191,000 barrel per day reduction plan already implemented in the Byron/Cherokee area, will create a total volume cutback of over 500,000 barrels per day, or about 40%.
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
Development activities on the Underlying Properties require the use of water. For example, the hydraulic fracturing process that Chesapeake employs to produce commercial quantities of oil and natural gas from many reservoirs requires the use and disposal of significant quantities of water. In the AMI, there may be insufficient local aquifer capacity to provide a source of water for drilling activities. Water must be obtained from other sources and transported to the drilling site. Chesapeake’s inability to secure sufficient amounts of water, or to dispose of or recycle the water used in its operations could adversely impact development of the Underlying Properties. Moreover, the imposition of new environmental initiatives and regulations such as the EPA's April 2015 proposed pretreatment standards for wastewater, could include restrictions on Chesapeake’s ability to conduct certain operations such as hydraulic fracturing or disposal of waste, including, but not limited to, produced water, drilling fluids and other materials associated with the exploration, development or production of oil and natural gas.
Potential legislative and regulatory actions addressing climate change could significantly impact the oil and gas industry and Chesapeake, causing increased costs and reduced demand for oil and natural gas.
Various state governments and regional organizations are considering enacting new legislation and promulgating new regulations governing or restricting the emission of greenhouse gases from stationary sources such as Chesapeake's equipment and operations. At the federal level, the EPA has already made findings and issued regulations that require Chesapeake to establish and report an inventory of greenhouse gas emissions. There were attempts at comprehensive federal legislation establishing a cap and trade program, but this legislation did not pass. The EPA also issued a final rule that makes certain stationary sources and newer modification projects subject to permitting requirements for greenhouse gas emissions, beginning in 2011, under the CAA. However, in June 2014, the U.S. Supreme Court, in UARG v. EPA, limited the application of the greenhouse gas permitting requirements under the Prevention of Significant Deterioration and Title V permitting programs to sources that would otherwise need permits based on the emission of conventional pollutants. In April 2015, the D.C. Circuit Court of Appeals narrowed the rule in accordance with the Supreme Court’s decision. Additional legislative and/or regulatory proposals for restricting greenhouse gas emissions or otherwise addressing climate change could require Chesapeake to incur additional operating costs and could adversely affect demand for oil and natural gas that Chesapeake sells. The potential increase in operating costs could include new or increased costs to obtain permits, operate and maintain equipment and facilities, install new emission controls on equipment and facilities, acquire allowances to authorize its greenhouse gas emissions, pay taxes related to greenhouse gas emissions and administer and manage a greenhouse gas emissions program. Even without federal legislation or regulation of greenhouse gas emissions, states may pursue the issue either directly or indirectly. In addition, the U.S. was actively involved in the United Nations Conference on Climate Change in Paris, which led to the creation of the Paris Agreement. The Paris Agreement will be open for signing on April 22, 2016 and will require countries to review and “represent a progression” in their intended nationally determined contributions, which set emissions reduction goals, every five years, beginning in 2020. If adopted, the Paris Agreement could drive further regulation in the United States. Restrictions on emissions of methane or carbon dioxide that have been or may be imposed in various states or at the federal level, could adversely affect the oil and gas industry. Moreover, incentives to conserve energy or use alternative energy sources as a means of addressing climate change could reduce demand for oil and natural gas. Finally, we note that some scientists have concluded that increasing concentrations of greenhouse gases in the Earth's atmosphere may produce climate changes that have significant physical effects, such as higher sea levels, increased frequency and severity of storms, droughts, floods and other climatic events. If any such effects were to occur, they could have an adverse effect on Chesapeake’s financial condition and results of operations, which could result in a reduction in proceeds available for distribution to unitholders.
Tax Risks Related to the Units
The Trust's tax treatment depends on its status as a partnership for U.S. federal income tax purposes. If the IRS were to treat the Trust as a corporation for U.S. federal income tax purposes or the Trust were subjected to state or local entity level tax, then its cash available for distribution to Trust unitholders would be substantially reduced.
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
If the Trust were treated as a corporation for U.S. federal income tax purposes, it would pay federal income tax on its taxable income at the corporate tax rate, which is currently a maximum of 35%, and would likely be required to pay state income tax on its taxable income at the corporate tax rate in Oklahoma. Distributions to Trust unitholders would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to Trust unitholders without first being subjected to taxation at the entity level. Because a tax would be imposed upon the Trust as a corporation, its cash available for distribution to Trust unitholders would be substantially reduced. In addition, changes in current state law may subject the Trust to additional entity-level taxation by individual states. Because of state budget deficits and other reasons, several states have been evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. Imposition of any such taxes may substantially reduce the cash available for distribution to Trust unitholders. Therefore, if the Trust were treated as a corporation for U.S. federal income tax purposes or otherwise subjected to a material amount of entity-level taxation, there would be a material reduction in the anticipated cash flow and after-tax return to the Trust unitholders, likely causing a substantial reduction in the value of the Trust units.
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
An individual having adjusted gross income in excess of $200,000 (or $250,000 for married taxpayers filing joint returns) is subject to the Net Investment Income Tax of 3.8% on the lesser of such excess or the individual's net investment income. For these purposes, net investment income generally includes interest income and royalty income derived from the Trust units as well as any net gain from the disposition of Trust units. In addition, currently the highest marginal U.S. federal income tax rate applicable to ordinary income and long-term capital gains of individuals is 39.6% and 20%, respectively. It has been assumed that the effective rate of production tax on the oil, natural gas and NGL attributable to the Trust will be approximately 2.0% for the first three years of production for each well spudded on or after July 1, 2015, and approximately 7.0% thereafter. Moreover, these rates are subject to change by new legislation at any time.
The present U.S. federal income tax treatment of publicly traded partnerships, including the Trust, or an investment in the Trust units may be modified by administrative, legislative or judicial interpretation at any time. For example, from time to time, the U.S. President and members of Congress propose and consider substantive changes to the existing U.S. federal income tax laws that would affect publicly traded partnerships. One such legislative proposal would eliminate the qualifying income exception to the treatment of all publicly traded partnerships as corporations upon which the Trust relies for its treatment as a partnership for U.S. federal income tax purposes. Further, the U.S. Treasury Department and the IRS have issued proposed regulations interpreting the scope of the qualifying income requirements for publicly traded partnerships by providing industry-specific guidance with respect to activities that will generate qualifying income. The proposed regulations, once issued in final form, may change interpretations of the current law relating to the characterization of income as qualifying income and could modify the amount of the Trust’s gross income the Trust is able to treat as qualifying income for purposes of the qualifying income requirement. Any modification to the U.S. federal income tax laws and interpretations thereof could make it more difficult or impossible to meet the requirements for the Trust to be treated as a partnership for U.S. federal income tax purposes. Moreover, any modification to the U.S. federal income tax laws and interpretations thereof may be applied retroactively. The Trust is unable to predict whether any of these changes or any other proposals will ultimately be enacted. Any such legislation would likely also affect the Trust tax treatment for state tax purposes and could negatively impact the value of an investment in Trust units.
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
Recently enacted legislation, applicable to partnership tax years beginning after 2017, alters the procedures for auditing large partnerships and for assessing and collecting taxes due (including penalties and interest) as a result of a partnership-level federal income tax audit. Under the new rules, unless the Trust is eligible to (and does) elect to issue revised Schedules K-1 to its partners with respect to an audited and adjusted return, the IRS may assess and collect taxes (including any applicable penalties and interest) directly from the Trust in the year in which the audit is completed. If the Trust is required to pay taxes, penalties and interest as a result of audit adjustments, cash available for distribution to Trust unitholders may be substantially reduced. In addition, because payment would be due for the taxable year in which the audit is completed, Trust unitholders during that taxable year would bear the expense of the adjustment even if they were not Trust unitholders during the audited tax year.
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
Although recently issued final Treasury Regulations allow publicly traded partnerships to use a similar monthly simplifying convention to allocate tax items among transferors and transferees, these regulations do not specifically authorize all aspects of the proration method the Trust has adopted. If the IRS were to challenge the Trust's proration method, the Trust may be required to change its allocation of items of income, gain, loss and deduction among the Trust unitholders and the costs to the Trust of implementing and reporting under any such changed method may be significant.
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
Certain U.S. federal income tax preferences currently available with respect to oil, natural gas and NGL exploration and production may be eliminated as a result of future legislation.
Among the proposed changes contained in President Obama's Budget Proposal for Fiscal Year 2017 is the elimination of certain key U.S. federal income tax preferences relating to oil, natural gas and NGL exploration and production. The President's budget proposes to eliminate certain tax preferences applicable to taxpayers engaged in the exploration or production of natural resources, including, but not limited to, the repeal of the deduction for percentage depletion with respect to wells, including interests such as the Perpetual Royalties, in which case only cost depletion would be available. These changes, if enacted, will make it more costly for Chesapeake to explore for and develop its oil, natural gas and NGL resources. We are unable to predict whether any of these changes or other proposals will ultimately be enacted. Any such changes could negatively impact the value of an investment in the Trust units.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties
Reference is made to "Item 1 – Business," which is incorporated herein by reference.

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
Chesapeake has advised the Trustee that at this time Chesapeake has a number of lawsuits in process that involve properties in the AMI and have claims that exceed $100,000 individually or in aggregate. The Trust is a not a party to any such lawsuit and Chesapeake has advised the Trustee that Chesapeake is not aware of any pending or threatened lawsuit or dispute that, individually or in the aggregate with other pending or threatened lawsuits or disputes, is likely to have a material adverse effect on the Trust's financial position or distributable income.

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

Common Units Representing Beneficial Interests

The common units representing beneficial interests in the Trust are listed and commenced trading on the New York Stock Exchange on November 11, 2011 under the symbol “CHKR.” The following table sets forth, for the periods indicated, the high and low sales prices per common unit as reported by the New York Stock Exchange:

	Common Units
	High	Low
First Quarter 2014 (January 1 through March 31)	$12.58	$9.60
Second Quarter 2014 (April 1 through June 30)	$11.82	$10.15
Third Quarter 2014 (July 1 through September 30)	$11.78	$10.02
Fourth Quarter 2014 (October 1 through December 31)	$10.72	$4.80
First Quarter 2015 (January 1 through March 31)	$8.25	$5.10
Second Quarter 2015 (April 1 through June 30)	$9.34	$6.43
Third Quarter 2015 (July 1 through September 30)	$7.46	$4.41
Fourth Quarter 2015 (October 1 through December 31)	$5.83	$2.98
As of February 25, 2016, 35,062,500 common units representing beneficial interests in Chesapeake Granite Wash Trust were outstanding and held by 14 certified unitholders of record. Such units were issued on November 16, 2011. The following table sets forth, for the periods indicated, the common and subordinated distribution per unit:

	Distribution per Unit
	Common Unit	Subordinated Unit
First Quarter 2014	$0.6624	$—
Second Quarter 2014	$0.6454	$—
Third Quarter 2014	$0.5796	$—
Fourth Quarter 2014	$0.5079	$—
First Quarter 2015	$0.4496	$—
Second Quarter 2015	$0.3899	$—
Third Quarter 2015	$0.3579	$—
Fourth Quarter 2015	$0.3232	$—
Pursuant to the Trust Agreement, if at any time the Trust's cash on hand (including cash reserves) is not sufficient to pay the Trust's ordinary course expenses as they become due, Chesapeake will loan funds to the Trust necessary to pay such expenses. Any funds loaned by Chesapeake pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust's business, and may not be used to satisfy Trust indebtedness for borrowed money of the Trust. If Chesapeake loans funds pursuant to this commitment, unless Chesapeake agrees otherwise, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. As of December 31, 2015, a $175,000 loan was outstanding with Chesapeake and the loan was repaid in March 2016. Chesapeake agreed to permit the Trust to continue making distributions while the loan was outstanding.
Equity Compensation Plans
The Trust does not have any employees and, therefore, does not maintain any equity compensation plans.
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities
None.

ITEM 6.	Selected Financial Data
Distributable Income
The following is a summary of royalty income, interest income and distributable income for the years ended December 31, 2015, 2014, 2013, 2012 and the six months ended December 31, 2011 (in thousands except per unit amounts):

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012	Six Months Ended December 31, 2011
Royalty income	$36,377	$95,997	$114,010	$127,335	$29,334
Interest income	$—	$—	$—	$3	$2
Distributable income	$53,315	$83,984	$104,868	$116,510	$27,115
Distributable income per common unit	$1.5206	$2.3953	$2.7171	$2.6265	$0.5800
Distributable income per subordinated unit	$—	$—	$0.8214	$2.0892	$0.5800
Assets, Liabilities and Trust Corpus
The following is the balance of total assets, total liabilities and trust corpus as of December 31, 2015, 2014, 2013, 2012 and 2011 (in thousands except per unit amounts):

	December 31,
	2015	2014	2013	2012	2011
Total Assets	$63,391	$256,604	$318,288	$429,621	$483,659
Total Liabilities	$175	$—	$8,071	$8,084	$20,741
Trust Corpus	$63,216	$256,604	$310,217	$421,537	$462,918

ITEM 7.	Trustee's Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
The Trust is a statutory trust formed in June 2011 under the Delaware Statutory Trust Act. The business and affairs of the Trust are managed by the Trustee and, as necessary, the Delaware Trustee. The Trust does not conduct any operations or activities other than owning the Royalty Interests and activities related to such ownership. The Trust’s purpose is generally to own the Royalty Interests, to distribute to the Trust unitholders cash that the Trust receives in respect of the Royalty Interests and the derivative contracts (described in Note 3 to the financial statements contained in Part II, Item 8 of this Annual Report) and to perform certain administrative functions in respect of the Royalty Interests and the Trust units. The Trust derives all or substantially all of its income and cash flow from the Royalty Interests and net gains on settlements of the derivative contracts. The Trust is treated as a partnership for federal income tax purposes.
Concurrent with the Trust's initial public offering in November 2011, Chesapeake conveyed the Royalty Interests to the Trust effective July 1, 2011, which included interests in (a) 69 Producing Wells in the Colony Granite Wash play and (b) 118 Development Wells that have since been or that are to be drilled in the Colony Granite Wash play on properties within the AMI. Chesapeake is obligated to drill, cause to be drilled or participate as a non-operator in the drilling of the Development Wells from drill sites in the AMI on or prior to June 30, 2016. Additionally, based on Chesapeake’s assessment of the ability of a Development Well to produce in paying quantities, Chesapeake is obligated to either complete and tie into production or plug and abandon each Development Well. As of December 31, 2015 and March 7, 2016, Chesapeake had drilled and completed 98 wells within the AMI (approximately 106 of the 118 Development Wells as calculated under the development agreement) and had drilled, or caused to be drilled, ten additional wells within the AMI that were awaiting completion.
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
On November 16, 2011, Chesapeake novated to the Trust, and the Trust became party to, derivative contracts covering a portion of the production attributable to the Royalty Interests from October 1, 2011 through September 30, 2015. The Trust’s distributable income included net settlements under these derivative contracts. The fair value of the derivative contracts as of December 31, 2015 and 2014 was a net asset of $2.1 million and $18.6 million, respectively.
The Trust is required to make quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s administrative expenses, on or about 60 days following the completion of each calendar quarter through (and including) the quarter ending June 30, 2031. During the year ended December 31, 2015, four distributions were paid. See Liquidity and Capital Resources below and Note 6 to the financial statements contained in Item 8 of this Annual Report for more information regarding the distributions.
The amount of Trust revenues and cash distributions to Trust unitholders fluctuates from quarter to quarter depending on several factors, including:

•	timing of initial production and sales from the Development Wells;

•	oil, natural gas and NGL prices received;

•	volumes of oil, natural gas and NGL produced and sold;

•	amounts received from, or paid under, derivative contracts;

•	certain post-production expenses and any applicable taxes; and

•	the Trust’s expenses.
Results of Trust Operations
The quarterly payments to the Trust with respect to the Royalty Interests are based on the amount of proceeds actually received by Chesapeake during the preceding calendar quarter. Proceeds from production are typically received by Chesapeake one month after production. Due to the timing of the payment of production proceeds, quarterly distributions made by Chesapeake to the Trust generally include royalties attributable to sales of oil, natural gas and NGL for three months, comprised of the first two months of the quarter just ended and the last month of the quarter prior to that one. Chesapeake is required to make the Royalty Interest payments to the Trust within 35 days of the end of each calendar quarter. During the year ended December 31, 2015, the Trust received payments on the Royalty Interests representing royalties attributable to proceeds from sales of oil, natural gas and NGL for September 1, 2014 through August 31, 2015. During the year ended December 31, 2014, the payments received by the Trust represented royalties attributable to proceeds from sales of oil, natural gas and NGL for September 1, 2013 through August 31, 2014. During the year ended December 31, 2013, the payments received by the Trust represented royalties attributable to proceeds from sales of oil, natural gas and NGL for September 1, 2012 through August 31, 2013.
The Trust’s income available for distribution throughout 2014 and 2015 has been adversely affected by several factors. Oil and natural gas prices declined significantly in the second half of 2014 and remained low throughout 2015 and into 2016. The Trust's revenues and distributable income available to unitholders have been and will continue to be adversely affected if commodity prices remain at current levels or decline further. For each of the quarterly production periods from September 1, 2014 to November 30, 2014, December 1, 2014 to February 28, 2015, March 1, 2015 to May 31, 2015, and June 1, 2015 to August 31, 2015, the Trust paid a common unit distribution below the applicable subordination threshold and no subordinated distribution was paid.
Low levels of future production and a depressed commodity price environment will continue to reduce the Trust’s revenues and distributable income available to unitholders and will likely result in continued distributions to common unitholders significantly below the subordination threshold. When a quarterly cash distribution in respect of the common units is lower than the applicable subordination threshold, the common units are not entitled to receive any additional distributions, nor are the common units or the subordinated units entitled to arrearages in any future quarter. In addition, if oil prices remain at current levels, we anticipate that there may be a further substantial decline in cash distributions resulting from lower realized oil prices beginning with the 2016 first quarter distribution, as the hedges on oil production expired for production ended September 30, 2015. During the year ended December 31, 2015, approximately $19.1 million or 36% of the distributable income available to common unitholders was attributable to derivative settlement gains, or hedging activities. As disclosed in Note 3 to the financial statements contained in Item 8 of this Annual Report, the derivative contracts were initially novated to the Trust in November 2011 and covered a portion of the production attributable to the Royalty Interests from October 1, 2011 through September 30, 2015, but did not cover any production subsequent to October 1, 2015. Settlement of these derivative contracts continued through February 2016.
As a result of substantially lower commodity prices discussed above, Chesapeake reduced its operated rig count in the AMI in February 2015 from two rigs to one rig to slow the pace of its drilling program. Chesapeake will continue analyzing the impact of commodity prices and, subject to its drilling obligation, will adjust the current drilling program and operated rig count accordingly. However, Chesapeake anticipates that it will fulfill its drilling obligation under the development agreement on or before June 30, 2016.
During the year ended December 31, 2015, the Trust recognized an aggregate of $154.2 million in impairments of the Royalty Interests primarily due to a decrease in commodity prices used to calculate the proved reserves attributable to the Trust's interest in the Underlying Properties. During the year ended Decembers 31, 2014 and 2013, the Trust recognized approximately $35.4 million and $50.7 million, respectively, in impairments of the Royalty Interests primarily due to lower proved reserve quantities attributable to higher-than-expected pressure depletion within certain areas of the AMI. See Note 2 to the financial statements contained in Item 8 of this Annual Report for further discussion of the impairments.
Distributable Income.  The Trust's distributable income was $53.3 million for the year ended December 31, 2015. This compares to $84.0 million for the year ended December 31, 2014. The $30.7 million decrease from 2014 to 2015 was primarily due to a decrease in the average realized prices received from sales of oil, natural gas and NGL and a decrease in production volumes in the production period from September 1, 2014 to August 31, 2015 ("2015 production period") as compared to the production period from September 1, 2013 to August 31, 2014 ("2014 production period"). Distributable income paid to the Trust unitholders during the year ended December 31, 2013 and attributable to production from September 1, 2012 to August 31, 2013 ("2013 production period") was $104.9 million. The $20.9 million decrease in the Trust's distributable income for the 2014 production period as compared to the 2013 production period was the result of a decrease in the average realized prices received from sales of oil and NGL and lower-than-expected initial production rates from Development Wells completed in the 2014 production period as compared to the 2013 production period. See Royalty Income below for information regarding average prices received and sales volumes.

On a per unit basis, cash distributions during the year ended December 31, 2015 and attributable to the 2015 production period were $1.5206 per common unit and no subordinated unit distributions were paid as compared to $2.3953 per common unit and no subordinated unit distributions were paid for the year ended December 31, 2014 and attributable to the 2014 production period. Cash distributions were $2.7171 per common unit and $0.8214 per subordinated unit for the year ended December 31, 2013 and attributable to the 2013 production period. Distributable income for the production periods described above was calculated as follows:

	Year Ended December 31,
	2015	2014	2013
	($ in thousands, except per unit data)
Revenues:
Royalty income(1)	$36,377	$95,997	$114,010
Income (Expenses):
Production taxes	(681)	(1,920)	(2,216)
Trust administrative expenses(2)	(1,466)	(1,370)	(1,439)
Derivative settlement gain (loss)	19,085	(8,723)	(5,487)
Total income (expenses)	16,938	(12,013)	(9,142)
Distributable income available to unitholders	$53,315	$83,984	$104,868

Distributable income per common unit (35,062,500 units issued and outstanding)	$1.5206	$2.3953	$2.7171
Distributable income per subordinated unit (11,687,500 units issued and outstanding)	$—	$—	$0.8214
 _____________________________________________________

(1)	Net of certain post-production expenses.

(2)	Includes cash reserves withheld (used).
Royalty Income.  Royalty income to the Trust for the year ended December 31, 2015, and attributable to the 2015 production period, totaled $36.4 million based upon sales of production attributable to the Royalty Interests of 269 mbbls of oil, 6,447 mmcf of natural gas and 575 mbbls of NGL. Total production attributable to the Royalty Interests for the 2015 production period was 1,920 mboe. Average prices received for oil, natural gas and NGL production, including the impact of certain post-production expenses and excluding production taxes, during the 2015 production period were $55.74 per bbl of oil, $1.65 per mcf of natural gas and $18.60 per bbl of NGL, respectively.
Royalty income to the Trust for the year ended December 31, 2014, and attributable to the 2014 production period, totaled $96.0 million based upon sales of production attributable to the Royalty Interests of 415 mbbls of oil, 8,837 mmcf of natural gas and 930 mbbls of NGL. Total production attributable to the Royalty Interests for the 2014 production period was 2,817 mboe. Average prices received for oil, natural gas and NGL production, including the impact of certain post-production expenses and excluding production taxes, during the 2014 production period were $95.74 per bbl of oil, $2.83 per mcf of natural gas and $33.62 per bbl of NGL, respectively.
Royalty income to the Trust for the year ended December 31, 2013, and attributable to the 2013 production period, totaled $114.0 million based upon sales of production attributable to the Royalty Interests of 544 mbbls of oil, 11,495 mmcf of natural gas and 1,202 mbbls of NGL. Total production attributable to the Royalty Interests for the 2013 production period was 3,661 mboe. Average prices received for oil, natural gas and NGL production, including the impact of certain post-production expenses and excluding production taxes, during the 2013 production period were $90.04 per bbl of oil, $2.34 per mcf of natural gas and $31.77 per bbl of NGL, respectively.
The decrease in the price received per boe in the 2015 production period compared to the 2014 production period resulted in a $29.0 million decrease in royalty income. Decreased sales volumes resulted in a $30.6 million decrease in royalty income, for a net decrease in royalty income of $59.6 million.

The increase in the price received per boe in the 2014 production period compared to the 2013 production period resulted in an $8.3 million increase in royalty income. Decreased sales volumes resulted in a $26.3 million decrease in royalty income, for a net decrease in royalty income of $18.0 million.
Production Taxes.  Production taxes are calculated as a percentage of oil, natural gas and NGL revenues, net of any applicable tax credits. Production taxes for the year ended December 31, 2015, and attributable to the 2015 production period, totaled $0.7 million, or $0.35 per boe, or approximately 1.9% of royalty income, as compared to production taxes of $1.9 million, or $0.68 per boe, or approximately 2.0% of royalty income for the year ended December 31, 2014, and attributable to the 2014 production period, and $2.2 million, or $0.61 per boe, or approximately 2.0% of royalty income, for the year ended December 31, 2013, and attributable to the 2013 production period. The decrease in production taxes per boe from 2014 to 2015 was primarily due to lower oil, natural gas and NGL prices. The decrease in production taxes per boe from 2013 to 2014 was primarily due to a decrease in oil and NGL prices and an increase in the number of wells taxed at an incentive tax rate due to horizontal well qualification, partially offset by higher natural gas prices.
Trust Administrative Expenses. Trust administrative expenses, including additional cash reserves, for the year ended December 31, 2015 totaled $1.5 million and trust administrative expenses, including cash reserves, for the years ended December 31, 2014 and 2013 each totaled $1.4 million. Trust administrative expenses primarily consist of the administrative fees paid to the Trustees and Chesapeake and costs for accounting and legal services.
Cash Settlements on Derivatives.  The Trust recorded gains or losses from the derivative contracts when proceeds were received or payments were made, respectively. Swaps covering the 2015 production period were settled, during the year ended December 31, 2015, and proceeds received were included in the Trust's distributable income for the current production quarter. Total gains on settlements of the derivative contracts during the year ended December 31, 2015 were $19.1 million. During the year ended December 31, 2014, swaps covering the 2014 production period were settled with proceeds from royalty income for the 2014 production period. Total losses on settlements of the derivative contracts during the year ended December 31, 2014 were $8.7 million. During the year ended December 31, 2013, swaps covering the 2013 production period were settled, with proceeds from royalty income for the 2013 production period. Total losses during the year ended December 31, 2013 were $5.5 million.
Liquidity and Capital Resources
The Trust’s principal sources of liquidity and capital are cash flows generated from the Royalty Interests, the loan commitment as described below and, prior to the expiration of the derivative contracts on September 30, 2015, cash settlements on derivative contracts during periods in which oil prices fall below the fixed price received on derivative contracts. The Trust’s primary uses of cash are distributions to Trust unitholders, including, if applicable, incentive distributions to Chesapeake, payments of production taxes, payments of Trust administrative expenses, including any reserves established by the Trustee for future liabilities and repayment of loans, payments for derivative contract settlements and payments of expense reimbursements to Chesapeake for out-of-pocket expenses incurred on behalf of the Trust. Administrative expenses include payments to the Trustee and the Delaware Trustee as well as a quarterly fee of $50,000 to Chesapeake pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the sales of oil, natural gas and NGL production attributable to the Royalty Interests during the quarter, over the Trust’s expenses for the quarter and any cash reserve for the payment of liabilities of the Trust, subject in all cases to the subordination and incentive provisions described previously.
The Trust is required to make quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s administrative expenses, on or about 60 days following the completion of each calendar quarter through (and including) the quarter ending June 30, 2031. During the year ended December 31, 2015, four distributions were paid. The first quarter distribution of $0.4496 per common unit, consisting of proceeds attributable to production from September 1, 2014 through November 30, 2014, was made on March 2, 2015 to record unitholders as of February 19, 2015. The second quarter distribution of $0.3899 per common unit, consisting of proceeds attributable to production from December 1, 2014 through February 28, 2015, was made on June 1, 2015 to record unitholders as of May 20, 2015. The third quarter distribution of $0.3579 per common unit, consisting of proceeds attributable to production from March 1, 2015 through May 31, 2015, was made on August 31, 2015 to record unitholders as of August 19, 2015. The fourth quarter distribution of $0.3232 per common unit, consisting of proceeds attributable to production from June 1, 2015 through August 31, 2015, was made on November 30, 2015 to record unitholders as of November 19, 2015.

Because each of these distributions was below the applicable subordination threshold, no subordinated distributions were paid during the periods described above.
The following is a summary of distributable income, distributable income per common unit and distributable income per subordinated unit by quarter for the years ended December 31, 2015, 2014 and 2013 (in thousands except per unit amounts):

2015	Q1	Q2	Q3	Q4	Total
Distributable income	$15,763	$13,673	$12,548	$11,331	$53,315
Distributable income per common unit	$0.4496	$0.3899	$0.3579	$0.3232	$1.5206
Distributable income per subordinated unit	$—	$—	$—	$—	$—

2014	Q1	Q2	Q3	Q4	Total
Distributable income	$23,227	$22,628	$20,321	$17,808	$83,984
Distributable income per common unit	$0.6624	$0.6454	$0.5796	$0.5079	$2.3953
Distributable income per subordinated unit	$—	$—	$—	$—	$—

2013	Q1	Q2	Q3	Q4	Total
Distributable income	$27,900	$27,711	$25,867	$23,390	$104,868
Distributable income per common unit	$0.6700	$0.6900	$0.6900	$0.6671	$2.7171
Distributable income per subordinated unit	$0.3772	$0.3010	$0.1432	$—	$0.8214
On March 1, 2016, the Trust announced that a cash distribution of $0.2195 per common unit consisting of proceeds attributable to production from September 1, 2015 to November 30, 2015, to common unitholders of record, other than Chesapeake, as of February 19, 2016 was paid on March 1, 2016. Chesapeake received $0.0369 per common unit and waived its right to receive the higher distribution on its units with respect to the quarter ended December 31, 2015. The Trust's distributable income for the quarter ended December 31, 2015 was $0.1567 per common unit. The Trust's quarterly calculated income available for distribution was $0.1175 per unit, which was $0.4425 below the subordination threshold. See Note 7 to the financial statements contained in Item 8 of this Annual Report for additional information regarding the distribution paid on March 1, 2016 to record unitholders as of February 19, 2016.
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
Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including cash reserves) is not sufficient to pay the Trust’s ordinary course expenses as they become due, Chesapeake will loan funds to the Trust necessary to pay such expenses. Any funds loaned by Chesapeake pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness for borrowed money of the Trust. If Chesapeake loans funds pursuant to this commitment, unless Chesapeake agrees otherwise, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. As of December 31, 2015, a $175,000 loan was outstanding with Chesapeake and the loan was repaid in March 2016. Chesapeake agreed to permit the Trust to continue making distributions while the loan was outstanding. There were no loans outstanding as of December 31, 2014.
The Trust is not responsible for any costs related to the drilling of the Development Wells, and Chesapeake granted to the Trust the Drilling Support Lien in order to secure the estimated amount of the drilling costs for the Trust’s interests in the Development Wells. As Chesapeake fulfills its drilling obligation over time, Development Wells that are completed or that are perforated for completion and then plugged and abandoned are released from the Drilling Support

Lien and the total dollar amount that may be recovered by the Trust for Chesapeake’s failure to fulfill its drilling obligation is proportionately reduced. As of March 7, 2016, the maximum dollar amount the Trust can recover was limited to approximately $26.5 million.
Off-Balance Sheet Arrangements
The Trust has no off-balance sheet arrangements. The Trust has not guaranteed the debt of any other party, nor does the Trust have any other arrangements or relationships with other entities that could potentially result in unconsolidated debt, losses or contingent obligations other than the derivative contracts disclosed in the section Quantitative and Qualitative Disclosures About Market Risk in Item 7A.
Contractual Obligations
As of December 31, 2015, the Trust had no obligations or commitments to make future contractual payments other than the Trustee administrative fee, administrative services fee and the Delaware Trustee administrative fee payable to the Trustee, Chesapeake and the Delaware Trustee, respectively. The table below summarizes the Trust's contractual obligations as of December 31, 2015.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations:	($ in thousands)
Trustee administrative fee	$2,713	$175	$350	$350	$1,838
Chesapeake administrative services fee	3,100	200	400	400	2,100
Delaware Trustee administrative fee	31	2	4	4	21
Total contractual obligations	$5,844	$377	$754	$754	$3,959
The Trust is obligated to make quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust's expenses, approximately 60 days following the completion of each calendar quarter through, and including, the quarter ending June 30, 2031.
Critical Accounting Policies and Estimates
Basis of Accounting. Financial statements of the Trust differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) as the Trust records revenues when received and expenses when paid and may also establish certain cash reserves for contingencies that would not be accrued in financial statements prepared in accordance with GAAP. This non-GAAP, comprehensive basis of accounting corresponds to the accounting principles permitted for royalty trusts by the Securities and Exchange Commission (“SEC”) as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts. The Trust's financial statements as of December 31, 2015 and 2014 have been prepared by the Trust in accordance with the accounting policies noted below.
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
The Trust recorded gains or losses from the derivative contracts when proceeds were received or payments were made, respectively. Additionally, changes in the fair value of the derivative contracts were accounted for as an adjustment to Trust corpus and the fair value carried on the Statements of Assets, Liabilities and Trust Corpus. Cash distributions to unitholders were increased or decreased by settlements of the Trust's derivative contracts. The Trust continued to settle derivative contracts through February 2016.
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
The discussion in this section provides information about derivative contracts between the Trust and the derivative counterparty effective October 1, 2011. The derivative contracts covered a portion of the expected production attributable to the Royalty Interests from the Producing Wells and the Development Wells through September 30, 2015. The Trust continued to settle the derivative contracts through February 2016. The derivative contracts were settled in cash and did not require the actual delivery of oil or NGL at settlement. The contracts were settled based upon NYMEX prices. Under the derivative contracts, the Trust received payments directly from the counterparty and paid any amounts owed to the counterparty. The Trust does not have the ability to enter into any additional oil, natural gas or NGL derivative contracts. The value of the derivative contracts as of December 31, 2015 was a net asset of $2.1 million.
As of December 31, 2015, the Trust had the following crude oil derivative contracts:

	Fixed-Price Oil Swaps
Production Quarter	Volume (mbbl)	Weighted Avg. Price (per bbl)	Fair Value ($ in thousands)
Q3 2015 (1)	48.5	$88.98	$2,109
Total	48.5	$88.98	$2,109
 ___________________________________________________

(1)	Includes September 2015 production that was settled in February 2016.
Oil, Natural Gas and NGL Price Risk.  The Trust’s primary asset and source of income is the Royalty Interests, which generally entitles the Trust to receive a portion of the net proceeds from the sales of oil, natural gas and NGL from the Underlying Properties. The Trust is significantly exposed to fluctuations in the prices received for oil, natural gas and NGL produced and sold. The derivative contracts described above were designed to mitigate a portion of the variability of the prices received for the Trust’s share of oil production. The use of crude oil derivative contracts to partially mitigate the price risk of NGL production was subject to basis risk to the extent oil and NGL prices were not highly correlated. All of the Trust's derivative contracts expired on September 30, 2015.
Credit Risk. A portion of the Trust’s liquidity was concentrated in the derivative contracts described above. The use of crude oil derivative contracts exposed the Trust to credit risk from the counterparty, which has an investment grade credit rating. As of December 31, 2015, collateral had been posted by the counterparty.

Credit Risk Associated With Chesapeake.  Chesapeake’s ability to perform its obligations to the Trust will depend on its future results of operations, financial condition, liquidity and ability to comply with the financial covenants contained in its debt instruments, which in turn will depend upon the supply and demand for oil, natural gas and NGL, prevailing economic conditions and financial, business and other factors, many of which are beyond Chesapeake’s control.
If Chesapeake were to default on its obligation to drill the Development Wells, the Trust would be able to foreclose on the Drilling Support Lien to the extent of Chesapeake’s remaining interests in the undeveloped portions of the AMI, file a lawsuit to collect money damages from Chesapeake and pursue other available legal remedies against Chesapeake. However, the Trust is not permitted to obtain specific performance from Chesapeake of its drilling obligation and the maximum amount the Trust can recover in a foreclosure or other action is limited to approximately$26.5 million as of March 7, 2016; this obligation will decrease as the remaining Development Wells are drilled and completed.
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
In the event of a bankruptcy of Chesapeake or the wholly-owned subsidiaries of Chesapeake that conveyed the Royalty Interests to the Trust, the Trust could lose the value of all of the Royalty Interests if a bankruptcy court were to hold that the Royalty Interests constitute an asset of the bankruptcy estate. Chesapeake could also be unable to provide support to the Trust through loans and performance of its management duties.

ITEM 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Unitholders of Chesapeake Granite Wash Trust and The Bank of New York Mellon Trust Company, N.A, Trustee:
In our opinion, the accompanying statements of assets, liabilities and trust corpus and the related statements of distributable income and of changes in trust corpus present fairly, in all material respects, the financial position of Chesapeake Granite Wash Trust (the “Trust”) as of December 31, 2015 and 2014 and its distributable income for each of the three years in the period ended December 31, 2015 in conformity with the basis of accounting described in Note 2. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Trust's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Trustee’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Trust's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As described in Note 2, these financial statements were prepared on the modified cash basis of accounting, which is a comprehensive basis of accounting other than generally accepted accounting principles in the United States of America.
A trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the modified cash basis of accounting, which is a comprehensive basis of accounting other than generally accepted accounting principles. A trust’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the trust; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance the modified cash basis of accounting, which is a comprehensive basis of accounting other than generally accepted accounting principles, and that receipts and expenditures of the trust are being made only in accordance with authorizations of management and directors of the trust; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the trust’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Oklahoma City, Oklahoma

March 10, 2016

CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	December 31,
	2015	2014
	($ in thousands)
ASSETS:
Cash and cash equivalents	$1,149	$1,107
Short-term derivative asset	2,109	17,144

Investment in royalty interests	487,793	487,793
Less: accumulated amortization	(427,660)	(250,918)
Net investment in royalty interests	60,133	236,875
Long-term derivative asset	—	1,478
Total assets	$63,391	$256,604
LIABILITIES AND TRUST CORPUS:
Loan from Chesapeake	$175	$—
Total liabilities	175	—
Trust corpus; 35,062,500 common units and 11,687,500 subordinated units authorized and outstanding	63,216	256,604
Total liabilities and Trust corpus	$63,391	$256,604

The accompanying notes are an integral part of these financial statements.

CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF DISTRIBUTABLE INCOME

	Years Ended December 31,
	2015	2014	2013
	($ in thousands, except per unit data)
REVENUES:
Royalty income	$36,377	$95,997	$114,010
INCOME (EXPENSES):
Production taxes	(681)	(1,920)	(2,216)
Trust administrative expenses	(1,466)	(1,370)	(1,439)
Derivative settlement gain (loss)	19,085	(8,723)	(5,487)
Total income (expenses)	16,938	(12,013)	(9,142)
Distributable income available to unitholders	$53,315	$83,984	$104,868

Distributable income per common unit (35,062,500 units)	$1.5206	$2.3953	$2.7171
Distributable income per subordinated unit (11,687,500 units)	$—	$—	$0.8214

CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF CHANGES IN TRUST CORPUS

	Years Ended December 31,
	2015	2014	2013
	($ in thousands)
TRUST CORPUS: Beginning of period	$256,604	$310,217	$421,537
Cash reserve surplus (deficit)	(133)	(30)	(22)
Amortization of investment in royalty interests	(22,536)	(44,832)	(60,577)
Impairment of investment in royalty interests	(154,206)	(35,444)	(50,734)
Change in derivative asset/liability	(16,513)	26,693	13
Distributable income	53,315	83,984	104,868
Distributions paid to unitholders	(53,315)	(83,984)	(104,868)
TRUST CORPUS: End of period	$63,216	$256,604	$310,217

The accompanying notes are an integral part of these financial statements.

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS

1.	Organization of the Trust
Chesapeake Granite Wash Trust (the “Trust”) is a statutory trust formed in June 2011 under the Delaware Statutory Trust Act pursuant to an initial trust agreement by and among Chesapeake Energy Corporation ("Chesapeake"), as Trustor, The Bank of New York Mellon Trust Company, N.A., as Trustee (the “Trustee”), and The Corporation Trust Company, as Delaware Trustee (the “Delaware Trustee”).
The Trust was created to own royalty interests (the “Royalty Interests”) for the benefit of Trust unitholders pursuant to a trust agreement dated as of June 29, 2011, and subsequently amended and restated as of November 16, 2011 by and among Chesapeake, Chesapeake Exploration, L.L.C., a wholly owned subsidiary of Chesapeake, the Trustee and the Delaware Trustee (the “Trust Agreement”). The Royalty Interests are derived from Chesapeake’s interests in specified oil and natural gas properties located within an area of mutual interest (the "AMI") in the Colony Granite Wash play in Washita County in the Anadarko Basin of western Oklahoma (the “Underlying Properties”). Chesapeake conveyed the Royalty Interests to the Trust from (a) Chesapeake’s interests in 69 existing horizontal wells (the “Producing Wells”) and (b) Chesapeake’s interests in 118 horizontal development wells (the “Development Wells”) that have since been, or that are to be, drilled on properties held by Chesapeake within the AMI. Pursuant to a development agreement with the Trust, Chesapeake is obligated to drill, cause to be drilled or participate as a non-operator in the drilling of the 118 Development Wells by June 30, 2016. Additionally, based on Chesapeake’s assessment of the ability of a Development Well to produce in paying quantities, Chesapeake is obligated to either complete and tie into production or plug and abandon each Development Well. Chesapeake has retained an interest in each of the Producing Wells and Development Wells and currently operates 96% of the Producing Wells and the completed Development Wells and expects to operate all of the remaining Development Wells. As of December 31, 2015 and March 7, 2016, Chesapeake had drilled and completed 98 wells within the AMI (approximately 106 of the 118 Development Wells as calculated under the development agreement). As of March 7, 2016, Chesapeake had drilled ten additional wells within the AMI that were awaiting completion. Chesapeake anticipates that it will fulfill its drilling obligation on or before June 30, 2016.
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
The subordinated units are entitled to receive pro rata distributions from the Trust each quarter if and to the extent there is sufficient cash to provide a cash distribution on the common units that is no less than 80% of the target distribution set forth in the Trust Agreement for the corresponding quarter (the “subordination threshold”). If there is not sufficient cash to fund such a distribution on all of the Trust units, the distribution to be made with respect to the subordinated units will be reduced or eliminated for such quarter in order to make a distribution, to the extent possible, of up to the subordination threshold amount on the common units. In exchange for agreeing to subordinate a portion of its Trust units, and in order to provide additional financial incentive to Chesapeake to satisfy its drilling obligation and perform operations on the Underlying Properties in an efficient and cost-effective manner, Chesapeake is entitled to receive incentive distributions equal to 50% of the amount by which the cash available for distribution on all of the Trust units in any quarter is 20% greater than the target distribution for such quarter (the “incentive threshold”). The

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS – (Continued)

remaining 50% of cash available for distribution in excess of the applicable incentive threshold will be paid to Trust unitholders, including Chesapeake, on a pro rata basis. At the end of the fourth full calendar quarter following Chesapeake’s satisfaction of its drilling obligation with respect to the Development Wells, the subordinated units will automatically convert into common units on a one-for-one basis and Chesapeake’s right to receive incentive distributions will terminate. After such time, the common units will no longer have the protection of the subordination threshold, and all Trust unitholders will share on a pro rata basis in the Trust’s distributions. The Trust expects this to occur during the 2017 second quarter.
The aggregate distributions paid in the year ended December 31, 2015 were $1.5206 per common unit. No subordinated unit distributions were paid during the year ended December 31, 2015. The distributable income for the four production periods from September 1, 2014 to August 31, 2015 was, in each case, below the applicable subordination threshold. See Note 6 for additional information related to the quarterly cash distributions and Risks and Uncertainties in Note 2 below.
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

2.	Basis of Presentation and Significant Accounting Policies
Basis of Accounting.   Financial statements of the Trust differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") as the Trust records revenues when received and expenses when paid and may also establish certain cash reserves for contingencies which would not be accrued in financial statements prepared in accordance with GAAP. This non-GAAP comprehensive basis of accounting corresponds to the accounting principles permitted for royalty trusts by the SEC as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.
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

Risks and Uncertainties.  The Trust’s revenue and distributions are substantially dependent upon the prevailing and future prices for oil, natural gas and NGL, each of which depends on numerous factors beyond the Trust’s control such as economic conditions, regulatory developments and competition from other energy sources. Oil, natural gas and NGL prices historically have been volatile and may be subject to significant fluctuations in the future. The Trust’s derivative contracts, which were only in effect through September 30, 2015, served to mitigate the effect of this price volatility on a portion of the Trust’s anticipated oil and NGL production. Beginning October 1, 2015, all of the production attributable to the Trust's Royalty Interests is subject to market prices. See Note 3 for a discussion of the Trust’s derivative contracts.
The Trust’s income available for distribution throughout 2014 and 2015 has been adversely affected by several factors. Oil and natural gas prices declined significantly in the second half of 2014 and remained low throughout 2015 and into 2016. The Trust's revenues and distributable income available to unitholders have been and will continue to be adversely affected if commodity prices remain at current levels or decline further. For each of the quarterly production periods in the 2015 production period, the Trust paid a common unit distribution below the applicable subordination threshold and no subordinated distribution was paid. On March 1, 2016, the Trust announced that a cash distribution

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS – (Continued)

of $0.2195 per common unit, consisting of proceeds attributable to production from September 1, 2015 to November 30, 2015, to common unitholders of record, other than Chesapeake, as of February 19, 2016 was paid on March 1, 2016. Chesapeake received $0.0369 per common unit and waived its right to receive the higher distribution on its units with respect to the quarter ended December 31, 2015. All of the quarterly income available for distribution was used to make the common unit distribution and no subordinated unit distribution was paid. See Note 6 for information regarding prior distributions paid and Note 7 for information regarding the distribution paid on March 1, 2016.
During the year ended December 31, 2015, approximately $19.1 million, or 36%, of the distributable income available to common unitholders was attributable to derivative settlement gains. As disclosed in Note 3, the derivative contracts were initially novated to the Trust in November 2011 and covered a portion of the production attributable to the Royalty Interests from October 1, 2011 through September 30, 2015, but did not cover any production subsequent to September 30, 2015. Settlement of these derivative contracts continued through February 2016.
As a result of substantially lower commodity prices, Chesapeake reduced its operated rig count in the AMI in February 2015 from two rigs to one rig to slow the pace of its drilling program. Chesapeake will continue analyzing the impact of commodity prices and, subject to its drilling obligation, will adjust the current drilling program and operated rig count accordingly. However, Chesapeake anticipates that it will fulfill its drilling obligation under the development agreement on or before June 30, 2016.
During the year ended December 31, 2015, the Trust recognized an aggregate of $154.2 million in impairments of the Royalty Interests primarily due to a decrease in commodity prices used to calculate the proved reserves attributable to the Trust's interest in the Underlying Properties. During the year ended Decembers 31, 2014 and 2013, the Trust recognized approximately $35.4 million and $50.7 million, respectively, in impairments of the Royalty Interests primarily due to lower proved reserve quantities attributable to higher-than-expected pressure depletion within certain areas of the AMI. Decreased commodity prices, well performance or lower expected ultimate recovery may also lead to further impairments of the Royalty Interests. See Investment in Royalty Interests below for further discussion of the impairments.
Chesapeake’s ability to perform its obligations to the Trust will depend on its future results of operations, financial condition and liquidity, which in turn will depend upon the supply and demand for oil, natural gas and NGL, prevailing economic conditions and financial, business and other factors, many of which are beyond Chesapeake’s control.
If Chesapeake were to default on its obligation to drill the Development Wells, the Trust would be able to foreclose on a drilling support lien (the “Drilling Support Lien”) to the extent of Chesapeake’s remaining interests in the undeveloped portions of the AMI, file a lawsuit to collect monetary damages from Chesapeake and pursue other available legal remedies against Chesapeake. However, the Trust is not permitted to obtain specific performance from Chesapeake of its drilling obligation and the maximum amount the Trust can recover under the Drilling Support Lien in a foreclosure or other action was limited to approximately $26.5 million as of December 31, 2015 and March 7, 2016. The maximum amount that may be recovered under the Drilling Support Lien will decrease as the remaining Development Wells are drilled and completed.
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

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS – (Continued)

it is charged directly to Trust corpus. Revisions to estimated future units-of-production are treated on a prospective basis beginning on the date such revisions are known. The carrying value of the Trust’s Investment in Royalty Interests will not necessarily be indicative of the fair value of such Royalty Interests. The Trust is not burdened by development costs of the Royalty Interests.
On a quarterly basis, the Trust evaluates the carrying value of the Investment in Royalty Interests under the full cost accounting rules of the SEC. This quarterly review is referred to as a ceiling test. Under the ceiling test, the carrying value of the Investment in Royalty Interests may not exceed an amount equal to the sum of the present value (using a 10% discount rate) of the estimated future net revenues from proved reserves. During the years ended December 31, 2015, 2014 and 2013, there was an aggregate of $154.2 million, $35.4 million, and $50.7 million, respectively, in impairments to the carrying value of the Investment in Royalty Interests. The 2015 impairments were primarily due to a decrease in commodity prices. The 2014 impairments were primarily the result of a decrease in commodity prices and lower proved reserve quantities attributable to higher-than-expected pressure depletion within certain areas of the AMI. This depletion has resulted in lower initial production rates and lower expected ultimate recovery in some Development Wells in 2014 and 2015. The impairments resulted in non-cash charges to Trust corpus and did not affect the Trust's distributable income. Based on first-day-of-the-month index prices over the 12 months ended March 1, 2016, the Trust expects to record another write-down in the carrying value of the Investment in Royalty Interests in the first quarter of 2016. Further material write-downs in subsequent quarters will occur if the trailing 12-month commodity prices continue to fall as compared to the commodity prices used in prior quarters. See Risks and Uncertainties above for further discussion.
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
Loan Commitment.  Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course expenses as they become due, Chesapeake will loan funds to the Trust necessary to pay such expenses. Such loans will be recorded as a liability on the Statements of Assets, Liabilities and Trust Corpus until repaid. A loan neither increases nor decreases distributions to unitholders; however, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount and unless Chesapeake agrees otherwise) until the loan is repaid. As of December 31, 2015, a $175,000 loan was outstanding with Chesapeake and the loan was repaid in March 2016. Chesapeake agreed to permit the Trust to continue making distributions while the loan was outstanding. There were no loans outstanding as of December 31, or 2014.
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
All of the Trust's derivative contracts expired on September 30, 2015. The Trust's derivative contracts were intended to manage its exposure to adverse changes in oil prices. On November 16, 2011, Chesapeake novated the derivative contracts described in the table below to the Trust pursuant to which the Trust became party to derivative contracts covering a portion of its expected production from October 1, 2011 through September 30, 2015. These derivative contracts consisted of fixed-price oil swaps in which the Trust received a fixed price and paid a floating market price based on New York Mercantile Exchange ("NYMEX") settlement prices to the counterparty for the

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS – (Continued)

underlying commodity of the derivative. All swaps were net settled based on the difference between the fixed-price payment and the floating-price payment. Settlements were due on a quarterly basis, including the first two months of the calendar quarter just ended and the last month of the calendar quarter prior to that one. Any payment due to or from such counterparty was required to be made by the 40th day following the end of the calendar quarter in which such payment became due. The Trust continued to settle the derivative contracts through February 2016 for production through September 30, 2015. As a party to these contracts, the Trust received payments directly from its counterparty or was required to pay any amounts owed directly to the counterparty.
The Trust’s obligations to the counterparty under the derivative contracts were secured by liens on proved reserves attributable to the Trust’s interest in the Underlying Properties. The counterparty’s obligations under the derivative contracts were required to be secured by cash or short-term U.S. Treasury instruments to the extent that any mark-to-market amounts owed to the Trust exceeded defined thresholds. Mark-to-market amounts exceeded the defined thresholds and collateral had been posted by the counterparty as of December 31, 2015.
As of December 31, 2015, the Trust had the following crude oil derivative contracts:

	Fixed-Price Oil Swaps
Production Quarter	Volume (mbbl)	Weighted Avg. Price (per bbl)	Fair Value ($ in thousands)
Q3 2015 (1)	48.5	$88.98	$2,109
Total	48.5	$88.98	$2,109
 _______________________________________________________________________

(1)	Includes September 2015 production that was settled in February 2016.
Additional Disclosures Regarding Derivative Contracts
In accordance with accounting guidance for derivatives and hedging, and because a legal right of set-off existed, the Trust has netted the value of its derivative contracts with the counterparty in the accompanying Statements of Assets, Liabilities and Trust Corpus. Short-term derivative assets represent the estimated fair value of derivatives scheduled to settle in cash over the next 12 months based on market prices as of December 31, 2015. The Trust did not apply hedge accounting to any of its derivative contracts, and therefore, any changes in the fair value of the derivative contracts prior to settlement were accounted for as an adjustment to Trust corpus. Results of settled derivative contracts are reflected in distributable income in the period when paid. For the years ended December 31, 2015, 2014 and 2013, the Trust settled derivative contracts that resulted in receipts from the counterparty of $19.1 million and payments to the counterparty of $8.7 million and $5.5 million, respectively.
The following table presents the fair value and location of each classification of derivative contracts disclosed in the Statements of Assets, Liabilities and Trust Corpus as of December 31, 2015 and 2014 on a gross basis without regard to same-counterparty netting:

		Fair Value
	Statements of Assets, Liabilities and Trust Corpus Location	December 31, 2015	December 31, 2014
		($ in thousands)
Asset Derivatives:
Not designated as hedging instrument
Commodity contracts	Short-term derivative asset	$2,109	$17,144
Commodity contracts	Long-term derivative asset	—	1,478
Total derivatives instruments		$2,109	$18,622

All of the Trust’s derivative positions were subject to netting arrangements which provide for offsetting of asset and liability positions, as well as related cash collateral if applicable. Such netting arrangements generally did not have restrictions. Under such netting arrangements, the Trust offset the fair value of derivative instruments with cash collateral received or paid for those contracts executed with the same counterparty, which reduced the Trust’s total assets and

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS – (Continued)

Trust corpus. As of December 31, 2015 and 2014, the Trust did not have any cash collateral balances for these derivatives.

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
Fair Value of Derivatives. The fair value of the Trust's derivatives was based on third-party pricing models as of December 31, 2014, which utilized inputs that were either readily available in the public market, such as oil forward curves and discount rates, or could be corroborated from active markets or broker quotes. As of December 31, 2015, the fair value of the Trust's derivatives was based on the NYMEX settlement price. These values were compared to the values given by our counterparty for reasonableness. Since commodity swaps do not include optionality and therefore generally have no unobservable inputs, they were classified as Level 2.
The following table provides fair value measurement information for financial assets (liabilities) measured at fair value on a recurring basis as of December 31, 2015 and 2014:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	($ in thousands)
As of December 31, 2015
Total derivative assets	$—	$2,109	$—	$2,109

As of December 31, 2014
Total derivative assets	$—	$18,622	$—	$18,622
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
Trustee Administrative Fee.  Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $175,000 to the Trustee, paid in equal quarterly installments. The administrative fee may be adjusted for inflation by no more than 3% in any calendar year beginning in 2015. As of December 31, 2015, no inflation adjustment has been made.
Agreements with Chesapeake.  In connection with the initial public offering and the conveyance of the Royalty Interests to the Trust, the Trust entered into an administrative service agreement, a development agreement and a registration rights agreement with Chesapeake.
Pursuant to the administrative services agreement, Chesapeake provides the Trust with certain accounting, tax preparation, bookkeeping and information services related to the Royalty Interests and the registration rights agreement. In return for the services provided by Chesapeake under the administrative services agreement, the Trust pays Chesapeake, in equal quarterly installments, an annual fee of $200,000, which will remain fixed for the life of the Trust. Chesapeake is also entitled to receive reimbursement for its actual out-of-pocket fees, costs and expenses incurred in connection with the provision of any of the services under the agreement. Chesapeake was paid approximately $247,000, $428,000 and $317,000 in fees and reimbursements in 2015, 2014 and 2013, respectively.
Additionally, the administrative services agreement established Chesapeake as the Trust’s hedge manager, pursuant to which Chesapeake had the authority, on behalf of the Trust, to administer the Trust’s derivative contracts. All of the Trust's derivative contracts expired on September 30, 2015.
The administrative services agreement will terminate upon the earliest to occur of (a) the date the Trust shall have dissolved and wound up its business and affairs in accordance with the Trust Agreement, (b) the date that all of the Royalty Interests have been terminated or are no longer held by the Trust, (c) with respect to services to be provided with respect to any Underlying Properties being transferred by Chesapeake, the date that either Chesapeake or the Trustee may designate by delivering 90-days prior written notice, provided that Chesapeake’s drilling obligation has been completed and the transferee of such Underlying Properties assumes responsibility to perform the services in place of Chesapeake or (d) a date mutually agreed upon by Chesapeake and the Trustee.

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

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS – (Continued)

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
A wholly owned subsidiary of Chesapeake has granted to the Trust the Drilling Support Lien covering Chesapeake’s retained interest in the AMI (except its interest in the Producing Wells, Development Wells and any other wells not subject to the Royalty Interests) in order to secure the estimated amount of the drilling costs for the Trust’s interests in the Development Wells. The maximum amount that could be obtained by the Trust pursuant to the Drilling Support Lien initially was $262.7 million. As Chesapeake fulfills its drilling obligation over time, the total recoverable amount is proportionately reduced and completed Development Wells are released from the lien. As of December 31, 2015 and March 7, 2016 the maximum amount the Trust could recover under the Drilling Support Lien was limited to approximately $26.5 million. If Chesapeake does not fulfill its drilling obligation by June 30, 2016, the Trust may foreclose on any remaining interest in the AMI that is subject to the Drilling Support Lien. Any amounts actually recovered in a foreclosure action would be applied to the completion of Chesapeake’s drilling obligation and would not result in any distribution to the Trust unitholders.
Chesapeake’s drilling activity with respect to the Development Wells is consistent with its intent to meet the drilling obligation contemplated by the development agreement. As of December 31, 2015 and March 7, 2016, Chesapeake had drilled and completed 98 wells within the AMI (approximately 106 of the 118 Development Wells as calculated under the development agreement). As of March 7, 2016, Chesapeake had drilled ten additional wells within the AMI that were awaiting completion. See Risks and Uncertainties in Note 2 regarding the operated rig count reduction in February 2015 from two rigs to one rig in connection with the decrease in commodity prices.
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
Loan Commitment. Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including available cash reserves) is insufficient to pay the Trust’s ordinary course expenses as they become due, Chesapeake will loan funds to the Trust necessary to pay such expenses. Any funds loaned by Chesapeake pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness for borrowed money of the Trust. If Chesapeake loans funds pursuant to this commitment, unless Chesapeake agrees otherwise, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. As of December 31, 2015, a $175,000 loan was outstanding with Chesapeake and the loan was repaid in March 2016. Chesapeake agreed to permit the Trust to continue making distributions while the loan was outstanding. There were no loans outstanding as of December 31, 2014.

6.	Distributions to Unitholders
The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s expenses, approximately 60 days following the completion of each quarter through (and including) the quarter ending June 30, 2031.

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS – (Continued)

For the years ended December 31, 2015, 2014 and 2013, the Trust declared and paid the following cash distributions:

Calendar Quarter	Production Period	Distribution Date	Cash Distribution per Common Unit	Cash Distribution per Subordinated Unit(1)
Q4 2015	June 2015 – August 2015	November 30, 2015	$0.3232	$—
Q3 2015	March 2015 – May 2015	August 31, 2015	$0.3579	$—
Q2 2015	December 2014 – February 2015	June 1, 2015	$0.3899	$—
Q1 2015	September 2014 – November 2014	March 2, 2015	$0.4496	$—

Q4 2014	June 2014 – August 2014	December 1, 2014	$0.5079	$—
Q3 2014	March 2014 – May 2014	August 29, 2014	$0.5796	$—
Q2 2014	December 2013 – February 2014	May 30, 2014	$0.6454	$—
Q1 2014	September 2013 – November 2013	March 3, 2014	$0.6624	$—

Q4 2013	June 2013 – August 2013	November 29, 2013	$0.6671	$—
Q3 2013	March 2013 – May 2013	August 29, 2013	$0.6900	$0.1432
Q2 2013	December 2012 – February 2013	May 31, 2013	$0.6900	$0.3010
Q1 2013	September 2012 – November 2012	March 1, 2013	$0.6700	$0.3772
 ___________________________________________________

(1)
For the production periods from June 2013 through August 2015, the distribution per common unit was below the applicable subordination threshold, and no distribution was declared for the subordinated units.

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS – (Continued)

7. Subsequent Events
On March 1, 2016, the Trust announced that a cash distribution of $0.2195 per common unit, consisting of proceeds attributable to production from September 1, 2015 to November 30, 2015, to common unitholders of record, other than Chesapeake, as of February 19, 2016 was paid on March 1, 2016. The Trust had previously announced that such distribution would be paid on February 29, 2016. The Trust also announced that, based on updated information provided by Chesapeake, the Trust's distributable income for the quarter ended December 31, 2015 was $0.1567 per common unit. In its press release dated February 4, 2016, the Trust incorrectly announced that the distributable income for the quarter ended December 31, 2015 was $0.2195 per common unit. Chesapeake advised the Trust that Chesapeake included an incorrect amount for the derivative settlement gain in the prior calculation of distributable income. Chesapeake elected to waive its right to the higher distribution on common units held by Chesapeake with respect to the quarter ended December 31, 2015. As a result, Chesapeake’s distribution was reduced by approximately $1.4 million to allow all other common unitholders to receive a distribution of $0.2195 per common unit as previously announced. Chesapeake, which owns 12,062,500 common units, received a distribution of $0.0369 per common unit.
The Trust’s corrected quarterly calculated income available for distribution was $0.1175 per unit, which was $0.4425 below the applicable subordination threshold of $0.5600. As stated above, distributable income for the quarter ended December 31, 2015 was $0.1567 per common unit, which was $0.4033 below the applicable subordination threshold, and no distribution was paid to the subordinated units. As stated above, public unitholders other than Chesapeake received a distribution per common unit of $0.2195 and Chesapeake received a distribution per common unit of $0.0369. Distributable income attributable to production from September 1, 2015 to November 30, 2015 was calculated as follows (in thousands except for unit and per unit amounts):

Revenues:
Royalty income(1)	$4,079
Income (Expenses):
Production taxes	(120)
Trust administrative expenses(2)	(575)
Derivative settlement gain(3)	2,109
Total income	1,414
Distributable income available to unitholders	$5,493

Distributable income per common unit (35,062,500 units issued and outstanding)	$0.1567
Distributable income per subordinated unit (11,687,500 units issued and outstanding)(4)	$—
Distribution per common unit – Chesapeake	$0.0369
Distribution per common unit – public unitholders other than Chesapeake	$0.2195
 ___________________________________________________

(1)	Net of certain post-production expenses.

(2)	Includes cash reserves withheld (used).

(3)	In the press release issued on February 4, 2016, the Trust reported this amount as $4,312.

(4)	As the distributable income per common unit was below the subordination threshold, no distribution was declared for the subordinated units.

CHESAPEAKE GRANITE WASH TRUST
SUPPLEMENTARY INFORMATION

Quarterly Financial Data (unaudited)
The following is a summary of royalty income and distributable income by quarter for 2015 and 2014 (in thousands except per unit amounts):

	Year Ended December 31, 2015
	Q1	Q2	Q3	Q4	2015
Royalty income	$15,828	$8,235	$6,808	$5,506	$36,377
Distributable income	$15,763	$13,673	$12,548	$11,331	$53,315
Distributable income per common unit	$0.4496	$0.3899	$0.3579	$0.3232	$1.5206
Distributable income per subordinated unit	$—	$—	$—	$—	$—

	Year Ended December 31, 2014
	Q1	Q2	Q3	Q4	2014
Royalty income	$26,322	$25,334	$23,606	$20,735	$95,997
Distributable income	$23,227	$22,628	$20,321	$17,808	$83,984
Distributable income per common unit	$0.6624	$0.6454	$0.5796	$0.5079	$2.3953
Distributable income per subordinated unit	$—	$—	$—	$—	$—
Supplemental Disclosures About Oil, Natural Gas and NGL Producing Activities (unaudited)
Net Capitalized Costs. Capitalized costs related to the Trust's oil, natural gas and NGL producing activities are summarized as follows:

	December 31,
	2015	2014
	($ in thousands)
Oil and natural gas properties:
Proved	$487,793	$487,793
Unproved	—	—
Total	487,793	487,793
Less accumulated amortization	(427,660)	(250,918)
Net capitalized costs	$60,133	$236,875
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

CHESAPEAKE GRANITE WASH TRUST
SUPPLEMENTARY INFORMATION – (Continued)

Results of Operations from Oil, Natural Gas and NGL Producing Activities. Chesapeake's results of operations from oil, natural gas and NGL producing activities for the Trust's interest are presented below for the years ended December 31, 2015, 2014 and 2013. The following table includes revenues and expenses associated directly with the Trust's oil and natural gas producing activities. Production expenses and production taxes are deducted by Chesapeake prior to remittance of royalty income to the Trust. The following calculation does not include any interest income or general and administrative costs and, therefore, is not necessarily indicative of distributable income:

	Year Ended December 31,
	2015	2014	2013
	($ in thousands)
Sales of oil, natural gas and NGL	$36,377	$95,997	$114,010
Production taxes	(681)	(1,920)	(2,216)
Amortization of investment in royalty interests	(22,536)	(44,832)	(60,577)
Impairment of investment in royalty interests	(154,206)	(35,444)	(50,734)
Results of operations from oil, natural gas and NGL producing activities	$(141,046)	$13,801	$483
The following oil, natural gas and NGL information was prepared on an accrual basis, which is the basis upon which Chesapeake maintains its records and is different from the modified cash basis on which the Trust financial statements are prepared. A reconciliation of information presented on the modified cash basis to the accrual basis for the year ended December 31, 2015 is as follows:

	For the period
Year ended December 31, 2015	Modified Cash Basis(1)	September 1, 2014 to December 31, 2014	September 1, 2015 to December 31, 2015	Accrual Basis(2)

Production Data:
Oil (mbbl)	269	(93)	58	234
Natural Gas (mmcf)	6,447	(2,474)	1,634	5,607
NGL (mbbl)	575	(253)	127	449
Total (mboe)	1,920	(760)	458	1,618

Royalty income (in thousands)	$36,377	$(18,472)	$17,352	$35,257
Production taxes (in thousands)	(681)	386	(133)	(428)
	$35,696	$(18,086)	$17,219	$34,829
 ___________________________________________________

(1)
Oil, natural gas and NGL volumes attributable to the Royalty Interests and related revenues and expenses included in Chesapeake's 2015 net revenue distributions to the Trust. Represents oil, natural gas and NGL production from September 1, 2014 to August 31, 2015.

(2)
Oil, natural gas and NGL volumes attributable to the Royalty Interests and related revenues and expenses, presented on an accrual basis, from January 1, 2015 through December 31, 2015, a portion of which will be reflected on the modified cash basis in distributable income in subsequent quarters.

CHESAPEAKE GRANITE WASH TRUST
SUPPLEMENTARY INFORMATION – (Continued)

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

CHESAPEAKE GRANITE WASH TRUST
SUPPLEMENTARY INFORMATION – (Continued)

Estimated Oil, Natural Gas and NGL Reserve Quantities. The Trust's independent petroleum engineering firm, Ryder Scott Company, L.P. (“Ryder Scott”), estimated all of the proved reserves as of December 31, 2015 for the Royalty Interests. The qualifications of the technical person at Ryder Scott Company, L.P. primarily responsible for overseeing his firm's preparation of the Trust's reserve estimates are set forth below.

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

CHESAPEAKE GRANITE WASH TRUST
SUPPLEMENTARY INFORMATION – (Continued)

Presented below is a summary of changes in estimated reserves of the Royalty Interests for 2015, 2014 and 2013.

	December 31, 2015
	Oil	Gas	NGL	Total
	(mbbl)	(mmcf)	(mbbl)	(mboe)
Beginning of period	1,468	45,510	4,870	13,923
Extensions, discoveries and other additions(1)	132	3,646	316	1,056
Revisions of previous estimates, price(2)	(113)	(3,301)	(358)	(1,022)
Revisions of previous estimates, other(3)	(357)	(8,011)	(1,146)	(2,837)
Production	(234)	(5,607)	(449)	(1,618)
Proved reserves, end of period	896	32,237	3,233	9,502
Proved developed reserves:
Beginning of period	1,076	36,135	3,874	10,972
End of period	840	30,004	3,039	8,880
Proved undeveloped reserves:
Beginning of period	392	9,375	996	2,951
End of period	56	2,233	194	622

	December 31, 2014
	Oil	Gas	NGL	Total
	(mbbl)	(mmcf)	(mbbl)	(mboe)
Beginning of period	2,102	61,195	6,201	18,502
Extensions, discoveries and other additions	136	3,063	341	986
Revisions of previous estimates, price	3	94	9	28
Revisions of previous estimates, other(4)	(411)	(10,931)	(905)	(3,137)
Production	(362)	(7,911)	(776)	(2,456)
Proved reserves, end of period	1,468	45,510	4,870	13,923
Proved developed reserves:
Beginning of period	1,274	42,161	4,339	12,640
End of period	1,076	36,135	3,874	10,972
Proved undeveloped reserves:
Beginning of period	828	19,034	1,862	5,862
End of period	392	9,375	996	2,951

CHESAPEAKE GRANITE WASH TRUST
SUPPLEMENTARY INFORMATION – (Continued)

	December 31, 2013
	Oil	Gas	NGL	Total
	(mbbl)	(mmcf)	(mbbl)	(mboe)
Beginning of period	3,573	92,572	9,201	28,203
Extensions, discoveries and other additions	277	6,481	530	1,887
Revisions of previous estimates, price	1	123	12	34
Revisions of previous estimates, other(5)	(1,253)	(27,096)	(2,367)	(8,137)
Production	(496)	(10,885)	(1,175)	(3,485)
Proved reserves, end of period	2,102	61,195	6,201	18,502
Proved developed reserves:
Beginning of period	1,708	56,224	5,635	16,714
End of period	1,274	42,161	4,339	12,640
Proved undeveloped reserves:
Beginning of period	1,865	36,348	3,566	11,489
End of period	828	19,034	1,862	5,862
___________________________________________________

(1)
During 2015, the Trust recorded 1,056 mboe of extensions, discoveries, and other additions. New PUDs were added because the drilling locations were changed, and these extensions were partially offset with the removal of PUDs shown in the revisions of previous estimates.

(2)
During 2015, the Trust recorded downward reserve revisions of 1,022 mboe to the December 31, 2014 estimates of reserves resulting from changes to oil and natural gas prices. Before basis differential adjustments, oil and natural gas prices used in estimating proved reserves decreased substantially as of December 31, 2015 compared to December 31, 2014 using the trailing 12-month average prices required by the Securities and Exchange Commission ("SEC"). Oil prices decreased by $44.70 per bbl, or 47%, to $50.28 per bbl from $94.98 per bbl. Natural gas prices decreased $1.77 per mcf, or 41%, to $2.58 per mcf from $4.35 per mcf.

(3)
During 2015, the Trust recorded downward reserve revisions of 2,837 mboe to the December 31, 2014 estimates of reserves resulting from changes to previous estimates. These non-price related revisions were primarily due to the removal of PUDs that are not part of Chesapeake's drilling plan within the AMI. As a result of substantially lower oil and natural gas prices, Chesapeake reduced its operated rig count in the AMI in February 2015 from two rigs to one rig to slow the pace of its drilling program.

(4)
During 2014, the Trust recorded downward reserve revisions of 3,137 mboe to the December 31, 2013 estimates of reserves resulting from changes to previous estimates. These non-price related revisions were primarily due to higher-than-expected pressure depletion in certain areas of the AMI and removal of reserves that are not part of Chesapeake's five-year development plan within the AMI.

(5)
During 2013, the Trust recorded downward reserve revisions of 8,137 mboe to the December 31, 2012 estimates of reserves resulting from changes to previous estimates. These non-price related revisions were primarily due to higher-than-expected pressure depletion in certain areas of the AMI and removal of reserves that are not part of Chesapeake's five-year development plan within the AMI. Due to the higher-than-expected pressure depletion discussed above, Chesapeake reduced its operated rig count in the AMI from four rigs to two rigs in August 2013 to allow more time to apply well performance analysis from well to well.

CHESAPEAKE GRANITE WASH TRUST
SUPPLEMENTARY INFORMATION – (Continued)

Presented below is a summary of the adjustment to the estimated reserves attributable to the Royalty Interests to adjust the reserves to the balance attributable to the Trust under the modified cash basis of accounting as of December 31, 2015, 2014 and 2013. As of December 31, 2015, 2014 and 2013 the Trust had not received royalty income associated with the production sold from each of the production periods from September 1 – December 31, 2015, September 1 – December 31, 2014 and September 1 – December 31, 2013, respectively.

	December 31, 2015
	Oil	Gas	NGL	Total
	(mbbl)	(mmcf)	(mbbl)	(mboe)
Proved reserves, accrual basis	896	32,237	3,233	9,502
Production September 1 – December 31, 2015	58	1,634	127	458
Adjusted Proved reserves, on a modified cash basis	954	33,871	3,360	9,960

	December 31, 2014
	Oil	Gas	NGL	Total
	(mbbl)	(mmcf)	(mbbl)	(mboe)
Proved reserves, accrual basis	1,468	45,510	4,870	13,923
Production September 1 – December 31, 2014	93	2,474	253	760
Adjusted Proved reserves, on a modified cash basis	1,561	47,984	5,123	14,683

	December 31, 2013
	Oil	Gas	NGL	Total
	(mbbl)	(mmcf)	(mbbl)	(mboe)
Proved reserves, accrual basis	2,102	61,195	6,201	18,502
Production September 1 – December 31, 2013	146	3,400	407	1,121
Adjusted Proved reserves, on a modified cash basis	2,248	64,595	6,608	19,623
Standardized Measure of Discounted Future Net Cash Flows. Accounting Standards Topic 932 prescribes guidelines for computing a standardized measure of future net cash flows and changes therein relating to estimated proved reserves. Chesapeake has advised the Trustee that Chesapeake followed these guidelines, which are briefly discussed below.
Future cash inflows and future production costs as of December 31, 2015, 2014 and 2013 were determined by applying the trailing average of the first-day-of-the-month prices for the 12 months of the year and year-end costs to the estimated quantities of oil, natural gas and NGL to be produced. Actual future prices and costs may be materially higher or lower than the 12-month average prices and year-end costs used. For each year, estimates are made of quantities of proved reserves and the future periods during which they are expected to be produced based on continuation of the economic conditions applied for that year. The resulting future net cash flows are reduced to present value amounts by applying a 10% annual discount factor.
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

CHESAPEAKE GRANITE WASH TRUST
SUPPLEMENTARY INFORMATION – (Continued)

The following summary sets forth our future net cash flows relating to proved oil, natural gas and NGL reserves based on the standardized measure:

	Year Ended December 31,
	2015		2014		2013
	($ in thousands)
Future cash inflows	$103,610	(1)	$414,483	(2)	$536,450	(3)
Future production costs(4)	(6,435)		(23,102)		(26,228)
Future development costs(5)	—		—		—
Future income tax provisions(6)	—		—		—
Future net cash flows	97,175		391,381		510,222
Less effect of a 10% discount factor	(37,052)		(154,506)		(193,071)
Standardized measure of discounted future net cash flows	$60,123		$236,875		$317,151
___________________________________________________

(1)
Calculated using prices of $2.58 per mcf of natural gas and $50.28 per bbl of oil and NGL, before field differentials. Including the effect of price differential adjustments, the prices used in computing the reserves attributable to the Royalty Interests as of December 31, 2015 were $0.66 per mcf of natural gas, $43.82 per barrel of oil and $13.32 per barrel of NGL.

(2)
Calculated using prices of $4.35 per mcf of natural gas and $94.98 per bbl of oil and NGL, before field differentials. Including the effect of price differential adjustments, the prices used in computing the reserves attributable to the Royalty Interests as of December 31, 2014 were $2.77 per mcf of natural gas, $90.21 per barrel of oil and $32.06 per barrel of NGL.

(3)
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

Changes in Standardized Measure of Discounted Future Net Cash Flows. The following schedule reconciles the changes for the years ended December 31, 2015, 2014 and 2013 in the standardized measure of discounted future net cash flows relating to proved reserves:

	Year Ended December 31,
	2015	2014	2013
	($ in thousands)
Standardized measure, beginning of period	$236,875	$317,151	$442,904
Sales of oil and gas produced, net of production costs	(34,829)	(76,815)	(108,914)
Net changes in prices and production costs	(136,229)	6,137	21,856
Extensions and discoveries, net of production and development costs	8,754	14,096	43,227
Revision of previous quantity estimates	(23,887)	(56,007)	(138,506)
Accretion of discount	23,687	31,715	44,290
Production timing and other	(14,248)	598	12,294
Standardized measure, end of period	$60,123	$236,875	$317,151

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.

ITEM 9A.	Controls and Procedures
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
Changes in Internal Control over Financial Reporting. During the year ended December 31, 2015, there has been no change in the Trustee's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee's internal control over financial reporting related to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Chesapeake.
Trustee's Report on Internal Control Over Financial Reporting. The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), by the Trust. The Trust's internal control over financial reporting is a process designed under the supervision of the Trustee to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Trust's financial statements for external purposes in accordance with a modified cash basis of accounting, which is a comprehensive basis of accounting other than U.S. generally accepted accounting principles.
As of December 31, 2015, the Trustee assessed the effectiveness of the Trust's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control-Integrated Framework (2013)," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, the Trustee determined that the Trust maintained effective internal control over financial reporting as of December 31, 2015, based on those criteria.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements of the Trust included in this Annual Report, has also audited the effectiveness of the Trust's internal control over financial reporting as of December 31, 2015, as stated in their accompanying report included in Item 8.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the holders of more than 10 percent of the Trust units to file with the SEC reports regarding their ownership and changes in ownership of the Trust units. The Trustee is not aware of any 10 percent unitholder having failed to comply with all Section 16(a) filing requirements in 2015. In making these statements, the Trustee has relied upon examination of the copies of documents, to the extent there were any, provided to the Trust.

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

During the years ended December 31, 2015, 2014 and 2013, the Trustee received an administrative fee of $175,000 from the Trust. The Trust does not have any executive officers, directors or employees. Because the Trust does not have a board of directors, it does not have a compensation committee.

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

Under the terms of the Trust agreement, the Trust pays an annual administrative fee to the Trustee of $175,000 (which may be adjusted beginning on January 1, 2015), paid in four quarterly installments of $43,750 each and is billed in arrears. As of December 31, 2015, no inflation adjustment has been made. As the Trust uses the modified cash basis of accounting, general and administrative expenses in the Trust's statements of distributable income for the years ended December 31, 2015, 2014 and 2013 include $175,000 for administrative fees paid to the Trustee.

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

The administrative services agreement will terminate upon the earliest to occur of (a) the date the Trust shall have been wound up in accordance with the Trust Agreement, (b) the date that all of the Royalty Interests have been terminated or are no longer held by the Trust, (c) with respect to services to be provided with respect to any Underlying Properties being transferred by Chesapeake, the date that either Chesapeake or the Trustee may designate by delivering 90-days prior written notice, provided that Chesapeake's drilling obligation has been completed and the transferee of such Underlying Properties assumes responsibility to perform the services in place of Chesapeake or (d) a date mutually agreed upon by Chesapeake and the Trustee.

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

Chesapeake's drilling activity with respect to the Development Wells is consistent with its intent to meet the drilling obligation contemplated by the development agreement. As of March 7, 2016, Chesapeake had drilled and completed a total of 98 wells in the AMI (approximately 106 Development Wells as calculated under the development agreement), reducing the amount that may be recovered under the Drilling Support Lien to approximately $26.5 million, and had drilled, or caused to be drilled, ten additional wells in the AMI that were awaiting completion.

ITEM 14.	Principal Accountant Fees and Services

Estimated fees for services performed by PricewaterhouseCoopers L.L.P. for the years ended December 31, 2015 and 2014 are as follows:

	Year Ended December 31,
	2015	2014
Audit Fees(1)	$222,500	$216,000
Audit-Related Fees	—	—
Tax Fees	377,668	274,407
All Other Fees	—	—
Total	$600,168	$490,407
 _____________________________________________________________________

(1)	Fees for audit services in 2015 and 2014 include fees for the reviews of the Trust's quarterly financial statements.

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
Date: March 10, 2016

CHESAPEAKE GRANITE WASH TRUST

By:	THE BANK OF NEW YORK MELLON TRUST COMPANY, N.A., Trustee

By:	/s/ Sarah C. Newell
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

INDEX OF EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith or Furnished

3.1	Certificate of Trust of Chesapeake Granite Wash Trust.	S-1	333-175395	3.1	7/7/2011
3.2	Amended and Restated Trust Agreement, dated as of November 16, 2011, by and among Chesapeake Energy Corporation, Chesapeake Exploration, L.L.C., The Bank of New York Mellon Trust Company, N.A., as Trustee, and The Corporation Trust Company, as Delaware Trustee.	8-K	001-35343	3.1	11/21/2011
10.1	Perpetual Overriding Royalty Interest Conveyance (PDP), dated as of November 16, 2011, by and between Chesapeake Exploration, L.L.C. and Chesapeake Granite Wash Trust.	8-K	001-35343	10.1	11/21/2011
10.2	Perpetual Overriding Royalty Interest Conveyance (PUD), dated as of November 16, 2011, by and between Chesapeake Exploration, L.L.C. and Chesapeake Granite Wash Trust.	8-K	001-35343	10.2	11/21/2011
10.3	Term Overriding Royalty Interest Conveyance (PDP), dated as of November 16, 2011, by and between Chesapeake Exploration, L.L.C. and Chesapeake E&P Holding Corporation.	8-K	001-35343	10.3	11/21/2011
10.4	Term Overriding Royalty Interest Conveyance (PUD), dated as of November 16, 2011, by and between Chesapeake Exploration, L.L.C. and Chesapeake E&P Holding Corporation.	8-K	001-35343	10.4	11/21/2011
10.5	Assignment of Term Overriding Royalty Interests, dated as of November 16, 2011, by and between Chesapeake E&P Holding Corporation and Chesapeake Granite Wash Trust.	8-K	001-35343	10.5	11/21/2011
10.6	Administrative Services Agreement, dated as of November 16, 2011, by and between Chesapeake Energy Corporation and Chesapeake Granite Wash Trust.	8-K	001-35343	10.6	11/21/2011
10.7	Development Agreement, dated as of November 16, 2011, by and among Chesapeake Energy Corporation, Chesapeake Exploration, L.L.C. and Chesapeake Granite Wash Trust.	8-K	001-35343	10.7	11/21/2011
10.8	Drilling Support Mortgage, dated as of November 16, 2011, by and between Chesapeake Exploration, L.L.C. and Chesapeake Granite Wash Trust.	8-K	001-35343	10.8	11/21/2011

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith or Furnished

10.9	Registration Rights Agreement, dated as of November 16, 2011, by and among Chesapeake Energy Corporation, Chesapeake Exploration, L.L.C. and Chesapeake Granite Wash Trust.	8-K	001-35343	10.9	11/21/2011
10.10	Derivative Contract, dated as of November 16, 2011, by and between Morgan Stanley Capital Group Inc. and Chesapeake Granite Wash Trust.	8-K	001-35343	10.10	11/21/2011
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Trustee's Vice President.					X
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Trustee's Vice President					X
99.1	Report of Ryder Scott Company, L.P.					X