Form 10-Q
period 2016-06-30
CHESAPEAKE GRANITE WASH TRUST
filed 2016-08-05
CIK 1524769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X]    Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [X]
As of August 4, 2016, 35,062,500 Common Units and 11,687,500 Subordinated Units representing beneficial interests in Chesapeake Granite Wash Trust were outstanding.

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

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Quarterly Report”) includes “forward-looking statements” about the Trust and Chesapeake and other matters discussed herein that are subject to risks and uncertainties that are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this document, including, without limitation, statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I and elsewhere herein regarding the proved oil, natural gas and natural gas liquids (NGL) reserves associated with the properties underlying the Royalty Interests, the Trust’s or Chesapeake’s future financial position, business strategy, budgets, projected costs and plans and objectives for future operations, information regarding target distributions, statements pertaining to future development activities and costs, statements regarding the number of development wells to be completed in future periods and information regarding production and reserve growth, are forward-looking statements. Actual outcomes and results may differ materially from those projected. Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “plan,” “goal,” “assume,” “target,” “should,” “intend” or other words that convey the uncertainty of future events or outcomes. These statements are based on certain assumptions made by the Trust, and by Chesapeake in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform with such expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Item 1A of Part I of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2015, and those set forth from time to time in the Trust’s filings with the Securities and Exchange Commission, which could affect the future results of the energy industry in general, and the Trust and Chesapeake in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on Chesapeake’s business and the Trust. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. The Trustee relies on Chesapeake for information regarding the Royalty Interests, the Underlying Properties and Chesapeake itself. The Trust undertakes no obligation to publicly update or revise any forward-looking statements, except as required by applicable law.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (Unaudited)

	June 30, 2016	December 31, 2015

	($ in thousands)
ASSETS:
Cash and cash equivalents	$1,426	$1,149
Short-term derivative asset	—	2,109

Investment in royalty interests	487,793	487,793
Less: accumulated amortization and impairment	(455,660)	(427,660)
Net investment in royalty interests	32,133	60,133
Total assets	$33,559	$63,391
LIABILITIES AND TRUST CORPUS:
Loan from Chesapeake	$—	$175
Total liabilities	—	175
Trust Corpus; 35,062,500 common units and 11,687,500 subordinated units authorized and outstanding	33,559	63,216
Total liabilities and Trust corpus	$33,559	$63,391

The accompanying notes are an integral part of these financial statements.

CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF DISTRIBUTABLE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	($ in thousands, except per unit data)
REVENUES:
Royalty income	$2,354	$8,235	$6,433	$24,063
INCOME (EXPENSES):
Production taxes	(118)	(40)	(238)	(375)
Trust administrative expenses	(824)	(723)	(1,399)	(1,102)
Derivative settlement gain	—	6,201	2,109	6,850
Total income (expenses)	(942)	5,438	472	5,373
Distributable income available to unitholders	$1,412	$13,673	$6,905	$29,436

Distributable income per common unit (35,062,500 units)	$0.0403	$0.3899	$0.1970	$0.8395
Distributable income per subordinated unit (11,687,500 units)	$—	$—	$—	$—
CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	($ in thousands)
TRUST CORPUS: Beginning of period	$44,058	$192,013	$63,216	$256,604
Cash reserve surplus	414	195	452	297
Amortization of investment in royalty interests	(1,772)	(6,359)	(4,111)	(15,011)
Impairment of investment in royalty interests	(9,141)	(36,676)	(23,889)	(95,001)
Change in derivative asset and liability	—	(8,517)	(2,109)	(6,233)
Distributable income	1,412	13,673	6,905	29,436
Distributions paid to unitholders	(1,412)	(13,673)	(6,905)	(29,436)
TRUST CORPUS: End of period	$33,559	$140,656	$33,559	$140,656

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
The Trust was created to own royalty interests (the “Royalty Interests”) for the benefit of Trust unitholders pursuant to a trust agreement dated as of June 29, 2011 and subsequently amended and restated as of November 16, 2011 by and among Chesapeake, Chesapeake Exploration, L.L.C., a wholly owned subsidiary of Chesapeake, the Trustee and the Delaware Trustee (the “Trust Agreement”). The Royalty Interests are derived from Chesapeake’s interests in specified oil and natural gas properties located within an area of mutual interest (the "AMI") in the Colony Granite Wash play in Washita County in the Anadarko Basin of western Oklahoma (the “Underlying Properties”). Chesapeake conveyed the Royalty Interests to the Trust from (a) Chesapeake’s interests in 69 existing horizontal wells (the “Producing Wells”), and (b) Chesapeake’s interests in 118 horizontal development wells (the “Development Wells”) that have since been drilled on properties held by Chesapeake within the AMI. Pursuant to a development agreement with the Trust, Chesapeake was obligated to drill, cause to be drilled or participate as a non-operator in the drilling of the 118 Development Wells by June 30, 2016. Additionally, based on Chesapeake’s assessment of the ability of a Development Well to produce in paying quantities, Chesapeake was obligated to either complete and tie into production or plug and abandon each Development Well. Chesapeake has retained an interest in each of the Producing Wells and Development Wells and currently operates 96% of the Producing Wells and the completed Development Wells. As of June 30, 2016, Chesapeake had fulfilled its drilling obligation under the development agreement.
The business and affairs of the Trust are managed by the Trustee. The Trust Agreement limits the Trust’s business activities generally to owning the Royalty Interests and any activity reasonably related to such ownership, including activities required or permitted by the terms of the conveyances related to the Royalty Interests. The royalty interests in the Producing Wells entitle the Trust to receive 90% of the proceeds (exclusive of any production or development costs but after deducting certain post-production expenses and any applicable taxes) from the sales of oil, natural gas and NGL production attributable to Chesapeake’s net revenue interest in the Producing Wells. The royalty interests in the Development Wells entitle the Trust to receive 50% of the proceeds (exclusive of any production or development costs but after deducting certain post-production expenses and any applicable taxes) from the sales of oil, natural gas and NGL production attributable to Chesapeake’s net revenue interest in the Development Wells.
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
The subordinated units are entitled to receive pro rata distributions from the Trust each quarter if and to the extent there is sufficient cash to provide a cash distribution on the common units that is no less than 80% of the target distribution set forth in the Trust Agreement for the corresponding quarter (the “subordination threshold”). If there is not sufficient cash to fund such a distribution on all of the Trust units, the distribution to be made with respect to the subordinated units will be reduced or eliminated for such quarter in order to make a distribution, to the extent possible, of up to the subordination threshold amount on the common units. In exchange for agreeing to subordinate a portion of its Trust units, and in order to provide additional financial incentive to Chesapeake to satisfy its drilling obligation and perform operations on the Underlying Properties in an efficient and cost-effective manner, Chesapeake is entitled to receive incentive distributions equal to 50% of the amount by which the cash available for distribution on all of the Trust units in any quarter is 20% greater than the target distribution for such quarter (the “incentive threshold”). The remaining 50% of cash available for distribution in excess of the applicable incentive threshold will be paid to Trust unitholders, including Chesapeake, on a pro rata basis. At the end of the 2017 second quarter, the subordinated units will automatically convert into common units on a one-for-one basis and Chesapeake’s right to receive incentive

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)

distributions will terminate. After such time, the common units will no longer have the protection of the subordination threshold, and all Trust unitholders will share on a pro rata basis in the Trust’s distributions.
The aggregate quarterly calculated income available for distribution for the six months ended June 30, 2016, consisting of proceeds attributable to production from September 1, 2015 to February 29, 2016, was $0.1970 per common unit. As the Trust's quarterly calculated income available for distribution for each of the quarterly production periods from September 1, 2015 to November 30, 2015 and December 1, 2015 to February 29, 2016 was below the subordination threshold, no distribution was paid for the subordinated units. All of the subordinated units are held by Chesapeake. See Note 6 for additional information related to the quarterly cash distributions and Risks and Uncertainties in Note 2 below.
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

2.	Basis of Presentation and Significant Accounting Policies
Basis of Accounting.  The accompanying Statement of Assets, Liabilities and Trust Corpus as of December 31, 2015 and the unaudited interim financial statements of the Trust as of and for the three and six months ended June 30, 2016 and 2015, have been presented in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) and include all adjustments which are, in the opinion of the Trustee, necessary to fairly state the Trust's financial position and results of operations for the periods presented. The accompanying unaudited interim financial statements should be read in conjunction with the December 31, 2015 audited financial statements and notes of the Trust included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2015. These financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all disclosures required for financial statements prepared in conformity with accounting principles generally accepted in the United States of America (GAAP).
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

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)

attributable to the Trust's Royalty Interests is subject to market prices. See Note 3 for discussion of the Trust’s derivative contracts.
The Trust’s income available for distribution throughout 2015 and to date in 2016 has been adversely affected by several factors. Oil and natural gas prices declined significantly throughout 2015 and remain low. The Trust's revenues and distributable income available to unitholders have been and will continue to be adversely affected if commodity prices remain at current levels or decline further. For each of the quarterly production periods from September 1, 2015 to November 30, 2015 and December 1, 2015 to February 29, 2016, the Trust's calculated distribution per common unit was below the applicable subordination threshold, and no subordinated distribution was paid. On August 5, 2016, the Trust declared a cash distribution of $0.0734 per common unit, consisting of proceeds attributable to production from March 1, 2016 to May 31, 2016. All of the quarterly income available for distribution will be used to make the common unit distribution, and no subordinated unit distribution will be paid. The distribution will be paid on August 29, 2016 to record unitholders as of August 19, 2016. See Note 6 for information regarding prior distributions paid and Note 7 for information regarding the distribution to be paid on August 29, 2016.
During the six months ended June 30, 2016, approximately $2.1 million, or 31%, of the distributable income available to common unitholders was attributable to derivative settlement gains, or hedging activities. As disclosed in Note 3 below, the derivative contracts were initially novated to the Trust in November 2011 and covered a portion of the production attributable to the Royalty Interests from October 1, 2011 through September 30, 2015, but did not cover any production subsequent to September 30, 2015. Settlement of these derivative contracts continued through February 2016.
For the three and six months ended June 30, 2016, the Trust recognized approximately $9.1 million and $23.9 million, respectively, in impairments of the Royalty Interests, primarily due to a decrease in commodity prices used to calculate the proved reserves attributable to the Trust's interest in the Underlying Properties. See Investment in Royalty Interests below for further discussion of the impairments.
Chesapeake's ability to perform its obligations to the Trust depend on its future results of operations, financial condition and liquidity, which in turn depend upon the supply and demand for oil, natural gas and NGL, prevailing economic conditions and financial, business and other factors, many of which are beyond Chesapeake's control.
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
On a quarterly basis, the Trust evaluates the carrying value of the Investment in Royalty Interests under the full cost accounting rules of the SEC. This quarterly review is referred to as a ceiling test. Under the ceiling test, the carrying value of the Investment in Royalty Interests may not exceed an amount equal to the sum of the present value (using a 10% discount rate) of the estimated future net revenues from proved reserves. For the three and six months ended June 30, 2016, the Trust recognized approximately $9.1 million and $23.9 million, respectively, in impairments of the Royalty Interests, primarily due to a decrease in commodity prices used to calculate the proved reserves attributable to the Trust's interest in the Underlying Properties. For the three and six months ended June 30, 2015, the Trust recognized approximately $36.7 million and $95.0 million, respectively, in impairments of the Royalty Interests, primarily due to a decrease in commodity prices used to calculate the proved reserves attributable to the Trust's interest in the Underlying Properties and lower proved reserve quantities resulting from higher-than-expected pressure depletion

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)

within certain areas of the AMI. The impairments resulted in non-cash charges to Trust corpus and did not affect the Trust's distributable income. Based on first-day-of-the-month index prices over the 11 months ended August 1, 2016, as well as the current strip price for September 2016, the Trust expects to record another write-down in the carrying value of the Investment in Royalty Interests in the third quarter of 2016. Further material write-downs in subsequent quarters will occur if the trailing 12-month commodity prices continue to fall as compared to the commodity prices used in prior quarters. See Risks and Uncertainties above for further discussion.
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
Loan Commitment.  Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course expenses as they become due, Chesapeake will loan funds to the Trust necessary to pay such expenses. Such loans will be recorded as a liability on the Statements of Assets, Liabilities and Trust Corpus until repaid. A loan neither increases nor decreases distributions to unitholders; however, unless Chesapeake agrees otherwise, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until the loan is repaid. In April 2016, the Trust's cash on hand (including cash reserves) was not sufficient to pay its ordinary course expenses as they became due. Chesapeake loaned $200,000 to the Trust to pay such expenses and agreed to permit the Trust to continue making distributions while the loan was outstanding. The loan was repaid in May 2016. There were no loans outstanding as of June 30, 2016. As of December 31, 2015, a $175,000 loan was outstanding with Chesapeake, and the loan was repaid in March 2016. Chesapeake agreed to permit the Trust to continue making distributions while the loan was outstanding.
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
The Trust did not have derivatives on the balance sheet as of June 30, 2016 and will not have derivatives in future periods. All of the Trust's derivative contracts expired on September 30, 2015. The Trust's derivative contracts were intended to manage its exposure to adverse changes in oil prices. On November 16, 2011, Chesapeake novated the derivative contracts described in the table below to the Trust pursuant to which the Trust became party to derivative contracts covering a portion of its expected production from October 1, 2011 through September 30, 2015. These derivative contracts consisted of fixed-price oil swaps in which the Trust received a fixed price and paid a floating market price based on New York Mercantile Exchange (NYMEX) settlement prices to the counterparty for the underlying commodity of the derivative. All swaps were net settled based on the difference between the fixed-price payment and the floating-price payment. Settlements were due on a quarterly basis, including the first two months of the calendar quarter just ended and the last month of the calendar quarter prior to that one. Any payment due to or from such counterparty was required to be made by the 40th day following the end of the calendar quarter in which such payment became due. The Trust continued to settle the derivative contracts through February 2016 for production through September 30, 2015. As a party to these contracts, the Trust received payments directly from its counterparty or was required to pay any amounts owed directly to the counterparty.

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Additional Disclosures Regarding Derivative Contracts
In accordance with accounting guidance for derivatives and hedging, and because a legal right of set-off existed, the Trust has netted the value of its derivative contracts with the counterparty in the accompanying Statements of Assets, Liabilities and Trust Corpus as of December 31, 2015. The Trust did not apply hedge accounting to any of its derivative contracts, and therefore, any changes in the fair value of the derivative contracts prior to settlement were accounted for as an adjustment to Trust corpus. Results of settled derivative contracts were reflected in distributable income in the period when paid. There was no settlement of derivative contracts for the three months ended June 30, 2016, as the Trust settled all derivative contracts as of February 2016. For the six months ended June 30, 2016, the Trust settled derivative contracts that resulted in receipts from the counterparty of $2.1 million. For the three and six months ended June 30, 2015, the Trust settled derivative contracts that resulted in receipts from the counterparty of $6.2 million and $6.9 million, respectively.
On a gross basis without regard to same-counterparty netting, the fair value of short-term commodity derivatives in the Statements of Assets, Liabilities and Trust Corpus as of December 31, 2015, was $2.1 million.
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
Trustee Administrative Fee.  Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $175,000 to the Trustee, paid in equal quarterly installments. The administrative fee may be adjusted for inflation by no more than 3% in any calendar year beginning in 2015. As of June 30, 2016, no inflation adjustment has been made.
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
Additionally, the administrative services agreement established Chesapeake as the Trust’s hedge manager, pursuant to which Chesapeake has the authority, on behalf of the Trust, to administer the Trust’s derivative contracts. The Trust has no derivative contracts as of June 30, 2016.
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

The development agreement obligated Chesapeake to drill, cause to be drilled or participate as a non-operator in the drilling of the Development Wells on or prior to June 30, 2016. Additionally, based on Chesapeake’s assessment of the ability of a Development Well to produce in paying quantities, Chesapeake was obligated to either complete and tie into production or plug and abandon each Development Well. Chesapeake also agreed not to drill and complete, or permit any other person within its control to drill and complete, any well in the AMI other than the Development Wells until Chesapeake met its obligation to drill the Development Wells. As of June 30, 2016, Chesapeake had fulfilled its drilling obligation under the development agreement.
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

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Loan Commitment. Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course expenses as they become due, Chesapeake will loan funds to the Trust necessary to pay such expenses. Any funds loaned by Chesapeake pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness for borrowed money of the Trust. If Chesapeake loans funds pursuant to this commitment, unless Chesapeake agrees otherwise, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. There were no loans outstanding as of June 30, 2016. In April 2016, Chesapeake loaned $200,000 to the Trust and agreed to permit the Trust to continue making distributions while the loan was outstanding. The loan was repaid in May 2016. As of December 31, 2015, a $175,000 loan was outstanding with Chesapeake, and the loan was repaid in March 2016. Chesapeake agreed to permit the Trust to continue making distributions while the loan was outstanding.

6.	Distributions to Unitholders
The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s expenses, approximately 60 days following the completion of each quarter through (and including) the quarter ending June 30, 2031.
For the six months ended June 30, 2016 and 2015, the Trust declared and paid the following cash distributions:

		Cash Distribution per Common Unit
Production Period	Distribution Date	Public Unitholders Other Than Chesapeake	Chesapeake	Cash Distribution per Subordinated Unit
December 2015 - February 2016	May 31, 2016	$0.0403	$0.0403	$—
September 2015 - November 2015(a)	March 1, 2016	$0.2195	$0.0369	$—
December 2014 - February 2015	June 1, 2015	$0.3899	$0.3899	$—
September 2014 - November 2014	March 2, 2015	$0.4496	$0.4496	$—
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

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)

7. Subsequent Events
On August 5, 2016, the Trust declared a cash distribution of $0.0734 per common unit, consisting of proceeds attributable to production from March 1, 2016 to May 31, 2016. The distribution will be paid on August 29, 2016 to record unitholders as of August 19, 2016. The Trust's quarterly income available for distribution was $0.0551 per unit, which was $0.4149 below the applicable subordination threshold of $0.4700. All of the quarterly income available for distribution will be used to make the common unit distribution, and no subordinated unit distribution will be paid. Distributable income attributable to production from March 1, 2016 to May 31, 2016 was calculated as follows (in thousands except for unit and per unit amounts):

REVENUES:
Royalty income(a)	$2,608
INCOME (EXPENSES):
Production taxes	(79)
Reserve cash surplus(b)	45
Total expenses	(34)
Distributable income available to unitholders	$2,574

Distributable income per common unit (35,062,500 units)	$0.0734
Distributable income per subordinated unit (11,687,500 units)(c)	$—
___________________________________________________

(a)	Net of certain post-production expenses.

(b)	Includes Trust administrative expenses.

(c)	As the common unit distribution is below the applicable subordination threshold, no distribution was declared for the subordinated units.

ITEM 2.	Trustee's Discussion and Analysis of Financial Condition and Results of Operations
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
Concurrent with the Trust's initial public offering in November 2011, Chesapeake conveyed the Royalty Interests to the Trust effective July 1, 2011, which included interests in (a) 69 Producing Wells in the Colony Granite Wash play and (b) 118 Development Wells that have since been drilled in the Colony Granite Wash play on properties within the AMI. Chesapeake was obligated to drill, cause to be drilled or participate as a non-operator in the drilling of the Development Wells from drill sites in the AMI on or prior to June 30, 2016. Additionally, based on Chesapeake’s assessment of the ability of a Development Well to produce in paying quantities, Chesapeake was obligated to either complete and tie into production or plug and abandon each Development Well. As of June 30, 2016, Chesapeake had fulfilled its drilling obligation under the development agreement.
The Trust was not responsible for any costs related to the drilling of the Development Wells or any other operating or capital costs of the Underlying Properties, and Chesapeake was not permitted to drill and complete any well in the Colony Granite Wash formation on acreage included within the AMI for its own account until it had satisfied its drilling obligation to the Trust.
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
On November 16, 2011, Chesapeake novated to the Trust, and the Trust became party to, derivative contracts covering a portion of the production attributable to the Royalty Interests from October 1, 2011 through September 30, 2015. The Trust’s distributable income included net settlements under these derivative contracts. As of February 2016, the Trust had settled all derivative contracts. As of December 31, 2015, the fair value of the derivative contracts was a net asset of $2.1 million.

The Trust is required to make quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s administrative expenses, on or about 60 days following the completion of each calendar quarter through (and including) the quarter ending June 30, 2031. During the six months ended June 30, 2016, a distribution was paid on March 1, 2016 and May 31, 2016. See Liquidity and Capital Resources below and Note 6 to the financial statements contained in Item 1 Part I of this Quarterly Report for more information regarding the distributions.

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
At the end of the 2017 second quarter, the subordinated units will automatically convert into common units on a one-for-one basis and Chesapeake’s right to receive incentive distributions will terminate. With respect to distributions for quarters following the 2017 second quarter, the common units will no longer have the protection of the subordination threshold, and all Trust unitholders will share on a pro rata basis in the Trust’s distributions. The period during which the subordinated units are outstanding is referred to as the subordination period.

The following table sets forth the subordination threshold and the incentive threshold for each calendar quarter through the 2017 second quarter, as established in the Trust Agreement:

Period	Subordination Threshold(a)	Incentive Threshold(a)
	(per unit)
2016:
First Quarter (b)	$0.51	$0.76
Second Quarter	$0.47	$0.70
Third Quarter	$0.44	$0.66
Fourth Quarter	$0.41	$0.62
2017:
First Quarter	$0.39	$0.59
Second Quarter	$0.37	$0.56
 _____________________________________________________________________

(a)
For each quarter, the subordination threshold equals 80% of the target distribution and the incentive threshold equals 120% of the target distribution. The subordination and incentive thresholds terminate after the distribution is made for the 2017 second quarter.

(b)
A distribution of $0.0734 per common unit was declared on August 5, 2016 to unitholders of record as of August 19, 2016. The distribution will be paid on August 29, 2016. As the common unit distribution was below the subordination threshold, no distribution was declared for the subordinated units.

Results of Trust Operations
The quarterly payments to the Trust with respect to the Royalty Interests are based on the amount of proceeds actually received by Chesapeake during the preceding calendar quarter. Proceeds from production are typically received by Chesapeake one month after production. Due to the timing of the payment of production proceeds, quarterly distributions made by Chesapeake to the Trust generally include royalties attributable to sales of oil, natural gas and NGL for three months, comprised of the first two months of the quarter just ended and the last month of the quarter prior to that one. Chesapeake is required to make the Royalty Interest payments to the Trust within 35 days of the end of each calendar quarter. During the six months ended June 30, 2016, the Trust received payments on the Royalty Interests representing royalties attributable to proceeds from sales of oil, natural gas and NGL for September 1, 2015 to February 29, 2016.
The Trust’s income available for distribution throughout 2015 and to date in 2016 has been adversely affected by several factors. Oil and natural gas prices declined significantly throughout 2015 and remain low. The Trust's revenues and distributable income available to unitholders have been and will continue to be adversely affected if commodity prices remain at current levels or decline further. For each of the quarterly production periods from September 1, 2015 to February 29, 2016, the Trust's calculated distribution per common until was below the applicable subordination threshold and no subordinated distribution was paid.
Low levels of future production and low commodity prices will continue to reduce the Trust’s revenues and distributable income available to unitholders and will likely result in continued distributions to common unitholders below the subordination threshold. When a quarterly cash distribution in respect of the common units is lower than the applicable subordination threshold, the common units are not entitled to receive any additional distributions, nor are the common units or the subordinated units entitled to arrearages in any future quarter. As disclosed in Note 3 to the financial statements contained in Item 1 of Part I of this Quarterly Report, the derivative contracts were initially novated to the Trust in November 2011 and covered a portion of the production attributable to the Royalty Interests from October 1, 2011 through September 30, 2015, but did not cover any production subsequent to September 30, 2015. Settlement of these derivative contracts continued through February 2016. As a result of the expiration of these derivative contracts, it is anticipated that Trust revenues and funds available for distribution will continue to remain low as long as low commodity prices continue.

For the three and six months ended June 30, 2016, the Trust recognized approximately $9.1 million and $23.9 million, respectively, in impairments of the Royalty Interests, primarily due to a decrease in commodity prices used to calculate the proved reserves attributable to the Trust's interest in the Underlying Properties. For the three and six months ended June 30, 2015, the Trust recognized approximately $36.7 million and $95.0 million, respectively, in impairments of the Royalty Interests, primarily due to a decrease in commodity prices used to calculate the proved reserves attributable to the Trust's interest in the Underlying Properties and lower proved reserve quantities resulting from higher-than-expected pressure depletion within certain areas of the AMI. The impairments resulted in non-cash charges to Trust corpus and did not affect the Trust's distributable income. See Investment in Royalty Interests in Note 2 to the financial statements contained in Item 1 of Part I of this Quarterly Report and Trust Operations below for further discussion of the impairments.
Trust Operations for the Three Months Ended June 30, 2016 as compared to June 30, 2015.
Distributable Income. The Trust's distributable income was $1.4 million for the three months ended June 30, 2016 compared to $13.7 million for the three months ended June 30, 2015, a decrease of $12.3 million. This decrease was primarily due to the expiration of the derivative contracts and a decrease in the average realized prices received from sales of oil, natural gas and NGL in the production period from December 1, 2015 to February 29, 2016 ("current production quarter") as compared to the production period from December 1, 2014 to February 28, 2015 ("prior production quarter"). See Royalty Income below for information regarding the change in average prices received and the change in sales volumes.
On a per unit basis, the Trust's distributable income for the three months ended June 30, 2016 and attributable to the current production quarter was $0.0403 per common unit, and no subordinated distribution was paid. Cash distributions during the three months ended June 30, 2015 and attributable to the prior production quarter were $0.3899 per common unit, and no subordinated distribution was paid. Distributable income for each of the three months ended June 30, 2016 and 2015, and their respective production periods described above, was calculated as follows:

	Three Months Ended June 30,
	2016	2015
	($ in thousands, except per unit data)
REVENUES:
Royalty income(a)	$2,354	$8,235
INCOME (EXPENSES):
Production taxes	(118)	(40)
Trust administrative expenses(b)	(824)	(723)
Derivative settlement gain	—	6,201
Total income (expenses)	(942)	5,438
Distributable income available to unitholders	$1,412	$13,673

Distributable income per common unit (35,062,500 units)	$0.0403	$0.3899
Distributable income per subordinated unit (11,687,500 units)(c)	$—	$—
 _____________________________________________________

(a)	Net of certain post-production expenses.

(b)	Includes cash reserves withheld.

(c)
For the three months ended June 30, 2016 and 2015, the Trust's calculated distributable income was below the applicable subordination threshold. As a result, no distribution was paid for the subordinated units in either quarter.

Royalty Income.  Royalty income to the Trust for the three months ended June 30, 2016, and attributable to the current production quarter, totaled $2.4 million based upon sales of production attributable to the Royalty Interests of 45 thousand barrels (mbbls) of oil, 1,092 million cubic feet (mmcf) of natural gas and 84 mbbls of NGL. Total production attributable to the Royalty Interests for the current production quarter was 311 thousand barrels of oil equivalent (mboe).

Average prices received for production, including the impact of certain post-production expenses and excluding production taxes, during the current production quarter were $24.71 per barrel (bbl) of oil, $0.15 per thousand cubic feet (mcf) of natural gas and $12.78 per bbl of NGL.
Royalty income to the Trust for the three months ended June 30, 2015, and attributable to the prior production quarter, totaled $8.2 million based upon sales of production attributable to the Royalty Interests of 71 mbbls of oil, 1,581 mmcf of natural gas and 136 mbbls of NGL. Total production attributable to the Royalty Interests for the prior production quarter was 471 mboe. Average prices received for production, including the impact of certain post-production expenses and excluding production taxes, during the prior production quarter were $46.07 per bbl of oil, $1.83 per mcf of natural gas and $15.19 per bbl of NGL.
The decrease in the price received per barrel of oil equivalent (boe) in the current production quarter compared to the prior production quarter resulted in a $3.1 million decrease in royalty income, and lower sales volumes resulted in a $2.8 million decrease in royalty income, for a total decrease in royalty income of $5.9 million.
Production Taxes.  Production taxes are calculated as a percentage of oil, natural gas and NGL revenues, net of any applicable tax credits. Production taxes for the three months ended June 30, 2016, and attributable to the current production quarter, were $118,000, or $0.38 per boe, as compared to production taxes for the three months ended June 30, 2015, and attributable to the prior production quarter, of $40,000, or $0.09 per boe. The increase in production taxes is primarily due to severance tax exemption refunds that decreased production taxes in the three months ended June 30, 2015. Production taxes represented approximately 5.0% and 0.5% of royalty income for the three months ended June 30, 2016 and 2015, respectively.
Trust Administrative Expenses. Trust administrative expenses, including additional cash reserves, for the three months ended June 30, 2016 totaled $824,000 as compared to $723,000 for the three months ended June 30, 2015. Trust administrative expenses primarily consist of the administrative fees paid to the Trustees and Chesapeake and costs for accounting and legal services.
Cash Settlements on Derivatives.  The Trust recorded gains or losses from the derivative contracts when proceeds were received or payments were made, respectively. There was no settlement of derivative contracts for the three months ended June 30, 2016, as the Trust settled all derivative contracts as of February 2016. Swaps covering the prior production quarter were settled during the three months ended June 30, 2015, and proceeds received were included in the Trust's distributable income for the prior production quarter. Total gains during the three months ended June 30, 2015 were $6.2 million.
Impairments of Royalty Interests. During the three months ended June 30, 2016 and 2015, the Trust recognized approximately $9.1 million and $36.7 million in impairments of the Royalty Interests, respectively. The 2016 impairments were primarily due to a decrease in commodity prices. The 2015 impairments were primarily due to a decrease in commodity prices and lower proved reserve quantities resulting from higher-than-expected pressure depletion within certain areas of the AMI. The impairments resulted in a non-cash charge to Trust corpus and did not affect the Trust's distributable income.
As of June 30, 2016, the present value of the estimated future net revenue of the proved reserves attributable to the Trust's interest in the Underlying Properties, discounted at an annual rate of 10%, was $32.1 million. Estimated future net revenue represents the estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using prices and costs under existing economic conditions as of that date. Based on the first-day-of-the month index prices we have received over the 11 months ended August 1, 2016, as well as the current strip price for September 2016, the Trust reasonably expects a decrease of approximately $1.44 per bbl of oil and $0.04 per mcf of natural gas in the prices we will be using to calculate the estimated future net revenue of the proved reserves attributable to the Trust's interest in the Underlying Properties as of September 30, 2016, and such decreases are expected to reduce the present value of estimated future net revenue of the proved reserves attributable to the Trust's interest in the Underlying Properties by approximately $2.0 million in the 2016 third quarter. Such decrease is likely to be a significant factor in the amount of impairment recorded in the 2016 third quarter. Further material write-downs in subsequent quarters will occur if the trailing 12-month commodity prices continue to fall as compared to the commodity prices used in prior quarters. See Risks and Uncertainties in Note 2 to the financial statements included in Item 1 of Part I of this Quarterly Report for further discussion of the impairments.

Trust Operations for the Six Months Ended June 30, 2016 as compared to June 30, 2015.

Distributable Income. The Trust's distributable income was $6.9 million for the six months ended June 30, 2016 compared to $29.4 million for the six months ended June 30, 2015, a decrease of $22.5 million. This decrease was primarily due to the expiration of the derivative contracts and a decrease in the price received for oil, natural gas and NGL for the production period from September 1, 2015 to February 29, 2016 ("current production period") as compared to the production period from September 1, 2014 to February 28, 2015 ("prior production period"). See Royalty Income below for information regarding the change in average prices received and the change in sales volumes.

On a per unit basis, cash distributions during the six months ended June 30, 2016 and attributable to the current production period were $0.1970 per common unit and no subordinated unit distributions were paid, as compared to $0.8395 per common unit and no subordinated unit distributions paid for the six months ended June 30, 2015 and attributable to the prior production period. Distributable income for each of the six months ended June 30, 2016 and 2015, and their respective production periods described above, was calculated as follows:

	Six Months Ended June 30,
	2016	2015
	($ in thousands, except per unit data)
REVENUES:
Royalty income(a)	$6,433	$24,063
INCOME (EXPENSES):
Production taxes	(238)	(375)
Trust administrative expenses(b)	(1,399)	(1,102)
Derivative settlement gain	2,109	6,850
Total income	472	5,373
Distributable income available to unitholders	$6,905	$29,436

Distributable income per common unit (35,062,500 units)	$0.1970	$0.8395
Distributable income per subordinated unit (11,687,500 units)(c)	$—	$—
__________________________________________________

(a)	Net of certain post-production expenses.

(b)	Includes cash reserves withheld.

(c)
For the six months ended June 30, 2016 and 2015, the common unit distributions were below the applicable subordination thresholds. As a result, no distributions were declared for the subordinated units in either period.

Royalty Income.  Royalty income to the Trust for the six months ended June 30, 2016, and attributable to the current production period, totaled $6.4 million based upon sales of production attributable to the Royalty Interests of 92 mbbls of oil, 2,313 mmcf of natural gas and 182 mbbls of NGL. Total production attributable to the Royalty Interests for the current production period was 660 mboe. Average prices received for oil, natural gas and NGL production, including the impact of certain post-production expenses and excluding production taxes, during the current production period were $31.35 per bbl of oil, $0.39 per mcf of natural gas and $14.48 per bbl of NGL, respectively.
Royalty income to the Trust for the six months ended June 30, 2015, and attributable the prior production period, totaled $24.1 million based upon sales of production attributable to the Royalty Interests of 145 mbbls of oil, 3,402 mmcf of natural gas and 339 mbbls of NGL. Total production attributable to the Royalty Interests for the prior production period was 1,052 mboe. Average prices received for oil, natural gas and NGL production, including the impact of certain post-production expenses and excluding production taxes during the prior production period, were $63.85 per bbl of oil, $2.12 per mcf of natural gas and $22.42 per bbl of NGL, respectively.

The decrease in the price received per boe in the current production period compared to the prior production period resulted in an $8.7 million decrease in royalty income, and decreased sales volumes resulted in an $8.9 million decrease in royalty income, for a total decrease in royalty income of $17.6 million. The 392 mboe decrease in total production attributable to the Royalty Interests for the current production period compared to the prior production period is primarily due to a reduction in drilling activity.
Production Taxes.  Production taxes are calculated as a percentage of oil, natural gas and NGL revenues, net of any applicable tax credits. Production taxes for the six months ended June 30, 2016 and attributable to the current production period totaled $238,000, or $0.36 per boe, as compared to production taxes for the six months ended June 30, 2015 and attributable to the prior production period of $375,000, or $0.36 per boe. The decrease in production taxes is primarily due to a decrease in commodity prices. Production taxes represented approximately 3.7% and 1.6% of royalty income for the six months ended June 30, 2016 and 2015, respectively.
Trust Administrative Expenses. Trust administrative expenses, including additional cash reserves, for the six months ended June 30, 2016 totaled $1.4 million as compared to $1.1 million for the six months ended June 30, 2015. Trust administrative expenses primarily consist of the administrative fees paid to the Trustees and Chesapeake and costs for accounting and legal services.
Cash Settlements on Derivatives.  The Trust recorded gains or losses from the derivative contracts when proceeds were received or payments were made, respectively. Swaps covering the current production period were settled during the six months ended June 30, 2016, and proceeds received were included in the Trust's distributable income for the current production period. Total gains during the six months ended June 30, 2016 were $2.1 million. Swaps covering the prior production period were settled during the six months ended June 30, 2015, and proceeds received were included in the Trust's distributable income for the prior production period. Total gains during the six months ended June 30, 2015 were $6.9 million.
Impairment of Royalty Interests. During the six months ended June 30, 2016 and 2015, the Trust recognized approximately $23.9 million and $95.0 million, respectively, in impairments of the Royalty Interests. The 2016 impairments were primarily due to a decrease in commodity prices. The 2015 impairments were primarily due to a decrease in commodity prices and lower proved reserve quantities resulting from higher-than-expected pressure depletion within certain areas of the AMI. The impairments resulted in a non-cash charge to Trust corpus and did not affect the Trust's distributable income.
As of June 30, 2016, the present value of estimated future net revenue of the proved reserves attributable to the Trust's interest in the Underlying Properties, discounted at an annual rate of 10%, was $32.1 million. Estimated future net revenue represents the estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using prices and costs under existing economic conditions as of that date. Based on the first-day-of-the month index prices we have received over the 11 months ended August 1, 2016, as well as the current strip price for September 2016, the Trust reasonably expects a decrease of approximately $1.44 per bbl of oil and $0.04 per mcf of natural gas in the prices we will be using to calculate the estimated future net revenue of the proved reserves attributable to the Trust's interest in the Underlying Properties as of September 30, 2016, and such decreases are expected to reduce the present value of estimated future net revenue of the proved reserves attributable to the Trust's interest in the Underlying Properties by approximately $2.0 million in the 2016 third quarter. Such decrease is likely to be a significant factor in the amount of impairment recorded in the 2016 third quarter. Further material write-downs in subsequent quarters will occur if the trailing 12-month commodity prices continue to fall as compared to the commodity prices used in prior quarters. See Risks and Uncertainties in Note 2 to the financial statements included in Item 1 of Part I of this Quarterly Report for further discussion of the impairments.
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
The Trust is required to make quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s administrative expenses, on or about 60 days following the completion of each calendar quarter through (and including) the quarter ending June 30, 2031. A distribution of $0.2195 per common unit, consisting of proceeds attributable to production from September 1, 2015 through November 30, 2015, was paid on March 1, 2016 to common unitholders of record, other than Chesapeake, as of February 19, 2016. Chesapeake received $0.0369 per common unit and waived its right to receive the higher distribution on its units with respect to the 2016 first quarter distribution. The Trust's distributable income was $0.1567 per common unit. The 2016 second quarter distribution of $0.0403 per common unit, consisting of proceeds attributable to production from December 1, 2015 through February 29, 2016, was made on May 31, 2016 to record unitholders as of May 20, 2016. As the distributable income per common unit for the 2016 first and second quarter distributions was below the subordination threshold, no distributions were declared for the subordinated units.
On August 5, 2016, the Trust declared a cash distribution of $0.0734 per common unit, consisting of proceeds attributable to production from March 1, 2016 to May 31, 2016. The distribution will be paid on August 29, 2016 to record unitholders as of August 19, 2016. The Trust's quarterly income available for distribution for the three months ended June 30, 2016 was $0.0551 per unit, which was $0.4149 below the applicable subordination threshold of $0.4700. All of the quarterly income available for distribution will be used to make the common unit distribution, and no subordinated unit distribution will be paid. Distributable income attributable to production from March 1, 2016 to May 31, 2016 was calculated as follows (in thousands except for unit and per unit amounts):

REVENUES:
Royalty income(a)	$2,608
INCOME (EXPENSES):
Production taxes	(79)
Reserve cash surplus(b)	45
Total expenses	(34)
Distributable income available to unitholders	$2,574

Distributable income per common unit (35,062,500 units)	$0.0734
Distributable income per subordinated unit (11,687,500 units)(c)	$—
___________________________________________________

(a)	Net of certain post-production expenses.

(b)	Includes Trust administrative expenses.

(c)	As the common unit distribution is below the applicable subordination threshold, no distribution was declared for the subordinated units.
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
Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including cash reserves) is not sufficient to pay the Trust’s ordinary course expenses as they become due, Chesapeake will loan funds to the Trust necessary to pay such expenses. Any funds loaned by Chesapeake pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness for borrowed money of the Trust. If Chesapeake loans funds pursuant to this commitment, unless Chesapeake agrees otherwise, no further distributions may be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. There were no loans outstanding as of June 30, 2016. In April 2016, Chesapeake loaned $200,000 to the Trust and agreed to permit the Trust to continue making distributions while the loan was outstanding. The loan was repaid in May 2016. As of December 31, 2015, a $175,000 loan was outstanding with Chesapeake, and the loan was repaid in March 2016. Chesapeake agreed to permit the Trust to continue making distributions while the loan was outstanding.
Off-Balance Sheet Arrangements
The Trust has no off-balance sheet arrangements. The Trust has not guaranteed the debt of any other party, nor does the Trust have any other arrangements or relationships with other entities that could potentially result in unconsolidated debt, losses or contingent obligations other than the derivative contracts disclosed in the section Derivative Contracts in Note 3 to the financial statements included in Item 1 of Part I of this Quarterly Report.
Critical Accounting Policies and Estimates
Refer to Note 2 to the financial statements included in Item 1 of Part I of this Quarterly Report for a discussion of significant accounting policies and estimates that impact the Trust's financial statements. Critical accounting policies and estimates relating to the Trust are contained in Item 7 of the 2015 Form 10-K.

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
Due to the nature of the Trust as a passive entity and in light of the contractual arrangements pursuant to which the Trust was created, including the provisions of (a) the Trust Agreement, (b) the administrative services agreement, (c) the development agreement and (d) the conveyances granting the Royalty Interests, the Trustee’s disclosure controls and procedures related to the Trust necessarily rely on (i) information provided by Chesapeake, including information relating to results of operations, the status of drilling of the Development Wells, the costs and revenues attributable to the Trust’s interests under the conveyance and other operating and historical data, plans for future operating and capital expenditures, reserve information, information relating to projected production, and other information relating to the status and results of operations of the underlying properties and the Royalty Interests, and (ii) conclusions and reports regarding reserves by the Trust’s independent reserve engineers. Other than reviewing the financial and other information provided to the Trust by Chesapeake, the Trustee has not made an independent or direct verification of this financial or other information.
Changes in Internal Control over Financial Reporting.  During the three months ended June 30, 2016, there has been no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting related to the Trust. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Chesapeake.

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
Date: August 5, 2016

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