Form 10-Q/A
period 2016-06-30
CHESAPEAKE GRANITE WASH TRUST
filed 2016-11-14
CIK 1524769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE
As used in this Amendment No. 1 on Form 10-Q/A for the quarter ended June 30, 2016, all references to “we,” “us,” “our,” or the “Trust” refer to Chesapeake Granite Wash Trust.
We are filing this Amendment No. 1 on Form 10-Q/A to amend and restate in their entirety the following items of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 as originally filed with the Securities and Exchange Commission (SEC) on August 5, 2016 (the “Original Form 10-Q”): (i) Item 1 of Part I “Financial Statements,” (ii) Item 2 of Part I, “Trustee's Discussion and Analysis of Financial Condition and Results of Operations,” and (iii) Item 4 of Part I, “Controls and Procedures.” No other items were affected by the restatement discussed below, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatement described below. In particular, and without limitation, we have provided certain forward-looking information in this report on Form 10-Q/A. This information has not been revised from the information provided in the Original Form 10-Q because it was not affected by the restatement.
Quarterly, the Trust evaluates the carrying value of its Investment in Royalty Interests under the full cost accounting rules of the SEC. This quarterly review is referred to as a ceiling test. Under the ceiling test, the carrying value of the Investment in Royalty Interests may not exceed an amount equal to the sum of the present value (using a 10% discount rate) of the estimated future net revenues from proved reserves. Estimated future net revenue represents the estimated future gross revenue to be generated from the production of proved reserves, net of estimated production costs, using prices and costs under existing economic conditions as of that date. In January 2016, the process for estimating basis and non-basis components of the Trust's differentials used to determine proved reserves attributable to the Trust's interest in Underlying Properties was modified. The process modification was not in accordance with the rules and regulations of the SEC. Following notification by, and information received from, Chesapeake Energy Corporation ("Chesapeake"), the Trust determined that the estimate of proved reserves attributable to the Trust's interest in Underlying Properties for the six months ended June 30, 2016 understated its estimated net proved reserves quantities by 1.9 million barrels of oil equivalent, and understated the future net revenues of the proved reserves attributable to the Trust's interest in Underlying Properties discounted at 10%, or PV-10 Value, by approximately $14.3 million. These reserve estimate modifications resulted in an overstatement of Impairment of Investment in Royalty Interests of approximately $9.1 million and an overstatement in related Amortization of Investment in Royalty Interests of approximately $0.4 million on the Trust's Statements of Changes in Trust Corpus for the six months ended June 30, 2016. The reserve estimate modification did not result in a material misstatement to the Trust's unaudited financial statements for the three months ended March 31, 2016. The Statements of Assets, Liabilities and Trust Corpus and the Statements of Changes in Trust Corpus as of and for the period ended June 30, 2016 included in this Form 10-Q/A have been adjusted to restate the Impairment of Investment in Royalty Interests and related Amortization of Investment in Royalty Interests. This adjustment does not affect distributable income available to unitholders or the amount of the quarterly cash distribution to unitholders. We have made necessary conforming changes in the “Trustee's Discussion and Analysis of Financial Condition and Results of Operations” resulting from the misstatement. Associated with the restatement, the Trust identified a material weakness in internal control over financial reporting related to the accuracy and valuation of the non-cash impairment and amortization of the Investment in Royalty Interests and as a result, Sarah C Newell, as Vice President of the Trustee, has concluded that the Trust's disclosure controls and procedures were not effective as of March 31, 2016 and June 30, 2016, which is described under "Controls and Procedures" in Item 4.

CHESAPEAKE GRANITE WASH TRUST

The royalty interests conveyed on November 16, 2011 by Chesapeake from its interests in certain properties in the Colony Granite Wash formation in Oklahoma and held by the Trust are referred to as the “Royalty Interests.” References to “Chesapeake” refer to Chesapeake Energy Corporation and, where the context requires, its subsidiaries.

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q/A (“Quarterly Report”) includes “forward-looking statements” about the Trust and Chesapeake and other matters discussed herein that are subject to risks and uncertainties that are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this document, including, without limitation, statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I and elsewhere herein regarding the proved oil, natural gas and natural gas liquids (NGL) reserves associated with the properties underlying the Royalty Interests, the Trust’s or Chesapeake’s future financial position, business strategy, budgets, projected costs and plans and objectives for future operations, information regarding target distributions, statements pertaining to future development activities and costs, statements regarding the number of development wells to be completed in future periods and information regarding production and reserve growth, are forward-looking statements. Actual outcomes and results may differ materially from those projected. Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “plan,” “goal,” “assume,” “target,” “should,” “intend” or other words that convey the uncertainty of future events or outcomes. These statements are based on certain assumptions made by the Trust, and by Chesapeake in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform with such expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Item 1A of Part I of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2015, and those set forth from time to time in the Trust’s filings with the Securities and Exchange Commission, which could affect the future results of the energy industry in general, and the Trust and Chesapeake in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on Chesapeake’s business and the Trust. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. The Trustee relies on Chesapeake for information regarding the Royalty Interests, the Underlying Properties and Chesapeake itself. The Trust undertakes no obligation to publicly update or revise any forward-looking statements, except as required by applicable law.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (Unaudited)

	June 30, 2016	December 31, 2015

	(Restated)
	($ in thousands)
ASSETS:
Cash and cash equivalents	$1,426	$1,149
Short-term derivative asset	—	2,109

Investment in royalty interests	487,793	487,793
Less: accumulated amortization and impairment	(446,086)	(427,660)
Net investment in royalty interests	41,707	60,133
Total assets	$43,133	$63,391
LIABILITIES AND TRUST CORPUS:
Loan from Chesapeake	$—	$175
Total liabilities	—	175
Trust Corpus; 35,062,500 common units and 11,687,500 subordinated units authorized and outstanding	43,133	63,216
Total liabilities and Trust corpus	$43,133	$63,391

The accompanying notes are an integral part of these financial statements.

CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF DISTRIBUTABLE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	($ in thousands, except per unit data)
REVENUES:
Royalty income	$2,354	$8,235	$6,433	$24,063
INCOME (EXPENSES):
Production taxes	(118)	(40)	(238)	(375)
Trust administrative expenses	(824)	(723)	(1,399)	(1,102)
Derivative settlement gain	—	6,201	2,109	6,850
Total income (expenses)	(942)	5,438	472	5,373
Distributable income available to unitholders	$1,412	$13,673	$6,905	$29,436

Distributable income per common unit (35,062,500 units)	$0.0403	$0.3899	$0.1970	$0.8395
Distributable income per subordinated unit (11,687,500 units)	$—	$—	$—	$—
CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)

	Six Months Ended June 30,
	2016	2015
	(Restated)
	($ in thousands)
TRUST CORPUS: Beginning of period	$63,216	$256,604
Cash reserve surplus	452	297
Amortization of investment in royalty interests	(3,683)	(15,011)
Impairment of investment in royalty interests	(14,743)	(95,001)
Change in derivative asset and liability	(2,109)	(6,233)
Distributable income	6,905	29,436
Distributions paid to unitholders	(6,905)	(29,436)
TRUST CORPUS: End of period	$43,133	$140,656

The accompanying notes are an integral part of these financial statements.

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.	Financial Statement Restatement
In connection with the preparation of our Form 10-Q for the quarterly period ended September 30, 2016, management of Chesapeake Energy Corporation ("Chesapeake"), as Trustor, informed The Bank of New York Mellon Trust Company, N.A., as Trustee (the “Trustee”), that Chesapeake had determined that the calculation of proved reserves attributable to the Trust's interest in the Underlying Properties was not in accordance with the rules and regulations of the SEC. The proved reserves attributable to the Trust's interest in the Underlying Properties were incorrectly calculated using forward-looking data for estimating the basis and non-basis components of the Trust's differentials resulting in an overstatement of Impairment of Investment in Royalty Interests and Amortization of Investment in Royalty Interests for the six months ended June 30, 2016.
The Trust has restated the Statements of Assets, Liabilities and Trust Corpus and the Statements of Changes in Trust Corpus as of and for the period ended June 30, 2016 to reflect the error in the calculation of the Trust's proved reserves attributable to the Trust's interest in the Underlying Properties. The principal effects of the restatement are a decrease to the Trust's non-cash ceiling Impairment of Investment in Royalty Interests of approximately $9.1 million and a decrease in related Amortization of Investment in Royalty Interests of approximately $0.4 million for the six months ended June 30, 2016.
In this Form 10-Q/A, the Trust is restating the financial statements as of and for the six months ended June 30, 2016. The effect of the restatement on Statements of Assets, Liabilities and Trust Corpus and Statements of Changes in Trust Corpus are as follows:

	June 30, 2016
	Previously Reported	Adjustment	As Restated

	($ in thousands)
Statements of Assets, Liabilities and Trust Corpus
Accumulated amortization and impairment	$(455,660)	$9,574	$(446,086)
Trust Corpus	$33,559	$9,574	$43,133

	For the Six Months Ended June 30, 2016
	Previously Reported	Adjustment	As Restated

	($ in thousands)
Statements of Changes in Trust Corpus
Amortization of investment in royalty interests	$(4,111)	$428	$(3,683)
Impairment of investment in royalty interests	$(23,889)	$9,146	$(14,743)
The restatement had no impact on distributable income available to unitholders.

2.	Organization of the Trust
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

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)

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
The aggregate quarterly calculated income available for distribution for the six months ended June 30, 2016, consisting of proceeds attributable to production from September 1, 2015 to February 29, 2016, was $0.1970 per common unit. As the Trust's quarterly calculated income available for distribution for each of the quarterly production periods from September 1, 2015 to November 30, 2015 and December 1, 2015 to February 29, 2016 was below the subordination threshold, no distribution was paid for the subordinated units. All of the subordinated units are held by Chesapeake. See Note 7 for additional information related to the quarterly cash distributions and Risks and Uncertainties in Note 3 below.
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

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)

3.	Basis of Presentation and Significant Accounting Policies
Basis of Accounting.  The accompanying Statement of Assets, Liabilities and Trust Corpus as of December 31, 2015 and the unaudited interim financial statements of the Trust as of and for the three and six months ended June 30, 2016 and 2015, have been presented in accordance with the rules and regulations of the SEC and include all adjustments which are, in the opinion of the Trustee, necessary to fairly state the Trust's financial position and results of operations for the periods presented. The accompanying unaudited interim financial statements should be read in conjunction with the December 31, 2015 audited financial statements and notes of the Trust included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2015. These financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all disclosures required for financial statements prepared in conformity with accounting principles generally accepted in the United States of America (GAAP).
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
Risks and Uncertainties.  The Trust’s revenue and distributions are substantially dependent upon the prevailing and future prices for oil, natural gas and NGL, each of which depends on numerous factors beyond the Trust’s control such as economic conditions, regulatory developments and competition from other energy sources. Oil, natural gas and NGL prices historically have been volatile, and may be subject to significant fluctuations in the future. The Trust’s derivative contracts, which were only in effect through September 30, 2015, served to mitigate the effect of this price volatility on a portion of the Trust’s anticipated oil and NGL production. Beginning October 1, 2015, all of the production attributable to the Trust's Royalty Interests is subject to market prices. See Note 4 for discussion of the Trust’s derivative contracts.
The Trust’s income available for distribution throughout 2015 and to date in 2016 has been adversely affected by several factors. Oil and natural gas prices declined significantly throughout 2015 and remain low. The Trust's revenues and distributable income available to unitholders have been and will continue to be adversely affected if commodity prices remain at current levels or decline further. For each of the quarterly production periods from September 1, 2015 to November 30, 2015 and December 1, 2015 to February 29, 2016, the Trust's calculated distribution per common unit was below the applicable subordination threshold, and no subordinated distribution was paid. On August 5, 2016, the Trust declared a cash distribution of $0.0734 per common unit, consisting of proceeds attributable to production from March 1, 2016 to May 31, 2016. All of the quarterly income available for distribution will be used to make the common unit distribution, and no subordinated unit distribution will be paid. The distribution will be paid on August 29, 2016 to record unitholders as of August 19, 2016. See Note 7 for information regarding prior distributions paid and Note 8 for information regarding the distribution to be paid on August 29, 2016.
During the six months ended June 30, 2016, approximately $2.1 million, or 31%, of the distributable income available to common unitholders was attributable to derivative settlement gains, or hedging activities. As disclosed in Note 4 below, the derivative contracts were initially novated to the Trust in November 2011 and covered a portion of the production attributable to the Royalty Interests from October 1, 2011 through September 30, 2015, but did not cover

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)

any production subsequent to September 30, 2015. Settlement of these derivative contracts continued through February 2016.
During the six months ended June 30, 2016, the Trust recognized approximately $14.7 million in impairments of the Royalty Interests primarily due to a decrease in commodity prices used to calculate the proved reserves attributable to the Trust's interest in the Underlying Properties. There were no such impairments during the three months ended June 30, 2016. See Investment in Royalty Interests below for further discussion of the impairments.
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
On a quarterly basis, the Trust evaluates the carrying value of the Investment in Royalty Interests under the full cost accounting rules of the SEC. This quarterly review is referred to as a ceiling test. Under the ceiling test, the carrying value of the Investment in Royalty Interests may not exceed an amount equal to the sum of the present value (using a 10% discount rate) of the estimated future net revenues from proved reserves. During the six months ended June 30, 2016, the Trust recognized approximately $14.7 million in impairments of the Royalty Interests, primarily due to a decrease in commodity prices used to calculate the proved reserves attributable to the Trust's interest in the Underlying Properties. There were no such impairments during the three months ended June 30, 2016. For the three and six months ended June 30, 2015, the Trust recognized approximately $36.7 million and $95.0 million, respectively, in impairments of the Royalty Interests, primarily due to a decrease in commodity prices used to calculate the proved reserves attributable to the Trust's interest in the Underlying Properties and lower proved reserve quantities resulting from higher-than-expected pressure depletion within certain areas of the AMI. The impairments resulted in non-cash charges to Trust corpus and did not affect the Trust's distributable income. Based on first-day-of-the-month index prices over the 11 months ended August 1, 2016, as well as the current strip price for September 2016, the Trust expects to record another write-down in the carrying value of the Investment in Royalty Interests in the third quarter of 2016. Further material write-downs in subsequent quarters will occur if the trailing 12-month commodity prices continue to fall as compared to the commodity prices used in prior quarters. See Risks and Uncertainties above for further discussion.
Derivatives.  To mitigate a portion of the exposure to adverse market changes of oil prices, the Trust had derivative contracts covering a portion of oil production through September 30, 2015. See Note 4 for discussion of the derivative contracts.
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

4.	Derivative Contracts
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

5.	Income Taxes
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

6.	Related Party Transactions
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
Overview
The Trust is a statutory trust formed in June 2011 under the Delaware Statutory Trust Act. The business and affairs of the Trust are managed by the Trustee and, as necessary, the Delaware Trustee. The Trust does not conduct any operations or activities other than owning the Royalty Interests and activities related to such ownership. The Trust’s purpose is generally to own the Royalty Interests, to distribute to the Trust unitholders cash that the Trust receives in respect of the Royalty Interests and the derivative contracts (described in Note 4 to the financial statements contained in Item 1 of Part I of this Quarterly Report) and to perform certain administrative functions in respect of the Royalty Interests and the Trust units. The Trust derives all or substantially all of its income and cash flow from the Royalty Interests and, through March 31, 2016, net gains on settlements of the derivative contracts. The Trust is treated as a partnership for federal income tax purposes.
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

The Trust is required to make quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s administrative expenses, on or about 60 days following the completion of each calendar quarter through (and including) the quarter ending June 30, 2031. During the six months ended June 30, 2016, a distribution was paid on March 1, 2016 and May 31, 2016. See Liquidity and Capital Resources below and Note 7 to the financial statements contained in Item 1 Part I of this Quarterly Report for more information regarding the distributions.

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
Low levels of future production and low commodity prices will continue to reduce the Trust’s revenues and distributable income available to unitholders and will likely result in continued distributions to common unitholders below the subordination threshold. When a quarterly cash distribution in respect of the common units is lower than the applicable subordination threshold, the common units are not entitled to receive any additional distributions, nor are the common units or the subordinated units entitled to arrearages in any future quarter. As disclosed in Note 4 to the financial statements contained in Item 1 of Part I of this Quarterly Report, the derivative contracts were initially novated to the Trust in November 2011 and covered a portion of the production attributable to the Royalty Interests from October 1, 2011 through September 30, 2015, but did not cover any production subsequent to September 30, 2015. Settlement of these derivative contracts continued through February 2016. As a result of the expiration of these derivative contracts, it is anticipated that Trust revenues and funds available for distribution will continue to remain low as long as low commodity prices continue.

For the six months ended June 30, 2016, the Trust recognized approximately $14.7 million in impairments of the Royalty Interests, primarily due to a decrease in commodity prices used to calculate the proved reserves attributable to the Trust's interest in the Underlying Properties. There were no such impairments during the three months ended June 30, 2016. For the three and six months ended June 30, 2015, the Trust recognized approximately $36.7 million and $95.0 million, respectively, in impairments of the Royalty Interests, primarily due to a decrease in commodity prices used to calculate the proved reserves attributable to the Trust's interest in the Underlying Properties and lower proved reserve quantities resulting from higher-than-expected pressure depletion within certain areas of the AMI. The impairments resulted in non-cash charges to Trust corpus and did not affect the Trust's distributable income. See Investment in Royalty Interests in Note 3 to the financial statements contained in Item 1 of Part I of this Quarterly Report and Trust Operations below for further discussion of the impairments.
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
Impairments of Royalty Interests. During the three months ended June 30, 2015, the Trust recognized approximately $36.7 million in impairments of the Royalty Interests. The impairments were primarily due to a decrease in commodity prices and lower proved reserve quantities resulting from higher-than-expected pressure depletion within certain areas of the AMI. The impairments resulted in a non-cash charge to Trust corpus and did not affect the Trust's distributable income. There were no such impairments during the three months ended June 30, 2016.
As of June 30, 2016, the present value of the estimated future net revenue of the proved reserves attributable to the Trust's interest in the Underlying Properties, discounted at an annual rate of 10%, was $46.4 million. Estimated future net revenue represents the estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using prices and costs under existing economic conditions as of that date. Based on the first-day-of-the month index prices we have received over the 11 months ended August 1, 2016, as well as the current strip price for September 2016, the Trust reasonably expects a decrease of approximately $1.44 per bbl of oil and $0.04 per mcf of natural gas in the prices we will be using to calculate the estimated future net revenue of the proved reserves attributable to the Trust's interest in the Underlying Properties as of September 30, 2016, and such decreases are expected to reduce the present value of estimated future net revenue of the proved reserves attributable to the Trust's interest in the Underlying Properties by approximately $2.1 million in the 2016 third quarter. Such decrease is likely to be a significant factor in the amount of impairment recorded in the 2016 third quarter. Further material write-downs in subsequent quarters will occur if the trailing 12-month commodity prices continue to fall as compared to the commodity prices used in prior quarters. See Risks and Uncertainties in Note 3 to the financial statements included in Item 1 of Part I of this Quarterly Report for further discussion of the impairments.

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
Impairment of Royalty Interests. During the six months ended June 30, 2016 and 2015, the Trust recognized approximately $14.7 million and $95.0 million, respectively, in impairments of the Royalty Interests. The 2016 impairments were primarily due to a decrease in commodity prices. The 2015 impairments were primarily due to a decrease in commodity prices and lower proved reserve quantities resulting from higher-than-expected pressure depletion within certain areas of the AMI. The impairments resulted in a non-cash charge to Trust corpus and did not affect the Trust's distributable income.
As of June 30, 2016, the present value of estimated future net revenue of the proved reserves attributable to the Trust's interest in the Underlying Properties, discounted at an annual rate of 10%, was $46.4 million. Estimated future net revenue represents the estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using prices and costs under existing economic conditions as of that date. Based on the first-day-of-the month index prices we have received over the 11 months ended August 1, 2016, as well as the current strip price for September 2016, the Trust reasonably expects a decrease of approximately $1.44 per bbl of oil and $0.04 per mcf of natural gas in the prices we will be using to calculate the estimated future net revenue of the proved reserves attributable to the Trust's interest in the Underlying Properties as of September 30, 2016, and such decreases are expected to reduce the present value of estimated future net revenue of the proved reserves attributable to the Trust's interest in the Underlying Properties by approximately $2.1 million in the 2016 third quarter. Such decrease is likely to be a significant factor in the amount of impairment recorded in the 2016 third quarter. Further material write-downs in subsequent quarters will occur if the trailing 12-month commodity prices continue to fall as compared to the commodity prices used in prior quarters. See Risks and Uncertainties in Note 3 to the financial statements included in Item 1 of Part I of this Quarterly Report for further discussion of the impairments.
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
Off-Balance Sheet Arrangements
The Trust has no off-balance sheet arrangements. The Trust has not guaranteed the debt of any other party, nor does the Trust have any other arrangements or relationships with other entities that could potentially result in unconsolidated debt, losses or contingent obligations other than the derivative contracts disclosed in the section Derivative Contracts in Note 4 to the financial statements included in Item 1 of Part I of this Quarterly Report.
Critical Accounting Policies and Estimates
Refer to Note 3 to the financial statements included in Item 1 of Part I of this Quarterly Report for a discussion of significant accounting policies and estimates that impact the Trust's financial statements. Critical accounting policies and estimates relating to the Trust are contained in Item 7 of the 2015 Form 10-K.

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
Evaluation of Disclosure Controls and Procedures
The Trust’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are designed to ensure that the information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated by Chesapeake to The Bank of New York Mellon Trust Company, N.A., as the Trustee of the Trust, and its employees who participate in the preparation of the Trust’s periodic reports as appropriate to allow timely decisions regarding required disclosures.
At the time of the filing of the Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2016 on August 5, 2016, Sarah C. Newell, as Vice President of the Trustee, concluded that the disclosure controls and procedures of the Trust were effective as of June 30, 2016. Subsequently, the Trustee reevaluated the effectiveness of the Trust's disclosure controls and procedures and concluded that the Trust's disclosure controls and procedures were not effective as of March 31, 2016 or June 30, 2016 because of a material weakness in the Trust's internal control over financial reporting as described below.
Notwithstanding the material weakness described below, the Trustee has concluded that the financial statements included in the Trust's unaudited Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 as previously filed with the SEC, and the restated unaudited financial statements included in this Quarterly Report on Form 10-Q/A present fairly, in all material respects, the Trust's statements of assets, liabilities and trust corpus and the related statements of distributable income and of changes in trust corpus for the periods presented in conformity with the modified cash basis of accounting, and that they may still be relied upon.
Due to the nature of the Trust as a passive entity and in light of the contractual arrangements pursuant to which the Trust was created, including the provisions of (a) the Trust Agreement, (b) the administrative services agreement, (c) the development agreement and (d) the conveyances granting the Royalty Interests, the Trust’s disclosure controls and procedures necessarily rely on (i) information provided by Chesapeake, including information relating to results of operations, the status of drilling of the Development Wells, the costs and revenues attributable to the Trust’s interests under the conveyance and other operating and historical data, plans for future operating and capital expenditures, reserve information, information relating to projected production, and other information relating to the status and results of operations of the underlying properties and the Royalty Interests, and (ii) conclusions and reports regarding reserves by the Trust’s independent reserve engineers. Although the Trustee does rely on Chesapeake to perform certain functions and to provide certain information that impact the Trust’s financial statements, the Trustee remains responsible for evaluating, as appropriate, the Trust’s disclosure controls and procedures as well as its internal control over financial reporting.
Material Weakness in Internal Control over Financial Reporting
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Trustee has identified the following control deficiency that constituted a material weakness in the Trust's internal control over financial reporting as of June 30, 2016. The Trustee also determined that this material weakness existed as of March 31, 2016.
The Trust did not design and maintain effective controls related to the accuracy and valuation of the non-cash impairment and amortization of the Investment in Royalty Interests. Specifically, the control designed to verify the appropriateness of the data used in the calculation of differentials did not consider changes in the underlying process, as well as changes to contractual terms that could have potentially impacted the data used in the calculation.
This control deficiency resulted in the restatement of the Trust's unaudited financial statements as of and for the six month period ended June 30, 2016. The control deficiency did not result in a material misstatement to the Trust's unaudited financial statements as of or for the three month period ended March 31, 2016. Additionally, this control deficiency could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, the Trustee has determined that this control deficiency constitutes a material weakness.
Plan of Remediation of Material Weakness
The Trust is in the process of remediating the identified deficiency in internal control over financial reporting but the Trustee is unable at this time to estimate when the remediation effort will be completed.
Changes in Internal Control over Financial Reporting
There were no changes in the Trust's internal control over financial reporting that occurred during the quarter ended June 30, 2016 that materially affected, or that are reasonably likely to materially affect, the Trust's internal control over financial reporting.

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
Date: November 10, 2016

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