Form 10-Q
period 2016-09-30
CHESAPEAKE GRANITE WASH TRUST
filed 2016-11-14
CIK 1524769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X]    Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [X]
As of November 9, 2016, 35,062,500 Common Units and 11,687,500 Subordinated Units representing beneficial interests in Chesapeake Granite Wash Trust were outstanding.

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

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Quarterly Report”) includes “forward-looking statements” about the Trust and Chesapeake and other matters discussed herein that are subject to risks and uncertainties that are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this document, including, without limitation, statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I and elsewhere herein regarding the proved oil, natural gas and natural gas liquids (NGL) reserves associated with the properties underlying the Royalty Interests, the Trust’s or Chesapeake’s future financial position, business strategy, budgets, projected costs and plans and objectives for future operations, information regarding target distributions, statements pertaining to future development activities and costs and information regarding production and reserve growth, are forward-looking statements. Actual outcomes and results may differ materially from those projected. Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “plan,” “goal,” “assume,” “target,” “should,” “intend” or other words that convey the uncertainty of future events or outcomes. These statements are based on certain assumptions made by the Trust, and by Chesapeake in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform with such expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Item 1A of Part I of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2015, and those set forth from time to time in the Trust’s filings with the Securities and Exchange Commission, which could affect the future results of the energy industry in general, and the Trust and Chesapeake in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on Chesapeake’s business and the Trust. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. The Trustee relies on Chesapeake for information regarding the Royalty Interests, the Underlying Properties and Chesapeake itself. The Trust undertakes no obligation to publicly update or revise any forward-looking statements, except as required by applicable law.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (Unaudited)

	September 30, 2016	December 31, 2015

	($ in thousands)
ASSETS:
Cash and cash equivalents	$1,203	$1,149
Short-term derivative asset	—	2,109

Investment in royalty interests	487,793	487,793
Less: accumulated amortization and impairment	(456,031)	(427,660)
Net investment in royalty interests	31,762	60,133
Total assets	$32,965	$63,391
LIABILITIES AND TRUST CORPUS:
Loan from Chesapeake	$—	$175
Total liabilities	—	175
Trust Corpus; 35,062,500 common units and 11,687,500 subordinated units authorized and outstanding	32,965	63,216
Total liabilities and Trust corpus	$32,965	$63,391

The accompanying notes are an integral part of these financial statements.

CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF DISTRIBUTABLE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	($ in thousands, except per unit data)
REVENUES:
Royalty income	$2,608	$6,808	$9,041	$30,871
INCOME (EXPENSES):
Production taxes	(79)	(163)	(317)	(538)
Trust administrative expenses	(179)	(267)	(1,125)	(1,072)
Derivative settlement gain	—	6,094	2,109	12,944
Cash reserves used (withheld)	224	76	(229)	(221)
Total income (expenses)	(34)	5,740	438	11,113
Distributable income available to unitholders	$2,574	$12,548	$9,479	$41,984

Distributable income per common unit (35,062,500 units)	$0.0734	$0.3579	$0.2704	$1.1974
Distributable income per subordinated unit (11,687,500 units)	$—	$—	$—	$—
CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)

	Nine Months Ended September 30,
	2016	2015
	($ in thousands)
TRUST CORPUS: Beginning of period	$63,216	$256,604
Cash reserve surplus	229	221
Amortization of investment in royalty interests	(5,387)	(19,491)
Impairment of investment in royalty interests	(22,984)	(126,899)
Change in derivative asset and liability	(2,109)	(10,372)
Distributable income	9,479	41,984
Distributions paid to unitholders	(9,479)	(41,984)
TRUST CORPUS: End of period	$32,965	$100,063

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
The aggregate quarterly calculated income available for distribution for the nine months ended September 30, 2016, consisting of proceeds attributable to production from September 1, 2015 to May 31, 2016, was $0.2704 per common unit. As the Trust's quarterly calculated income available for distribution for each of the quarterly production periods from September 1, 2015 to November 30, 2015, December 1, 2015 to February 29, 2016 and March 1, 2016 to May 31, 2016 was below the subordination threshold, no distribution was paid for the subordinated units. All of the subordinated units are held by Chesapeake. See Note 6 for additional information related to the quarterly cash distributions and Risks and Uncertainties in Note 2 below.
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

2.	Basis of Presentation and Significant Accounting Policies
Basis of Accounting.  The accompanying Statement of Assets, Liabilities and Trust Corpus as of December 31, 2015 and the unaudited interim financial statements of the Trust as of and for the three and nine months ended September 30, 2016 and 2015, have been presented in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) and include all adjustments which are, in the opinion of the Trustee, necessary to fairly state the Trust's financial position and results of operations for the periods presented. The accompanying unaudited interim financial statements should be read in conjunction with the December 31, 2015 audited financial statements and notes of the Trust included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2015. These financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all disclosures required for financial statements prepared in conformity with accounting principles generally accepted in the United States of America (GAAP).
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
The Trust’s income available for distribution throughout 2015 and to date in 2016 has been adversely affected by several factors. Oil and natural gas prices declined significantly throughout 2015 and remain low. The Trust's revenues and distributable income available to unitholders have been and will continue to be adversely affected if commodity prices remain at current levels or decline further. For each of the quarterly production periods from September 1, 2015 to November 30, 2015, December 1, 2015 to February 29, 2016 and March 1, 2016 to May 31, 2016, the Trust's calculated distribution per common unit was below the applicable subordination threshold, and no subordinated distribution was paid. On November 10, 2016, the Trust declared a cash distribution of $0.0857 per common unit, consisting of proceeds attributable to production from June 1, 2016 to August 31, 2016. All of the quarterly income available for distribution will be used to make the common unit distribution, and no subordinated unit distribution will be paid. The distribution will be paid on December 1, 2016 to record unitholders as of November 21, 2016. See Note 6 for information regarding prior distributions paid and Note 7 for information regarding the distribution to be paid on December 1, 2016.
During the nine months ended September 30, 2016, approximately $2.1 million, or 22%, of the distributable income available to common unitholders was attributable to derivative settlement gains or hedging activities. As disclosed in Note 3 below, the derivative contracts were initially novated to the Trust in November 2011 and covered a portion of the production attributable to the Royalty Interests from October 1, 2011 through September 30, 2015, but did not cover any production subsequent to September 30, 2015. Settlement of these derivative contracts continued through February 2016.
In the three and nine months ended September 30, 2016, the Trust recognized approximately $8.2 million and $23.0 million, respectively, in impairments of the Royalty Interests, primarily due to a decrease in commodity prices used to calculate the proved reserves attributable to the Trust's interest in the Underlying Properties. See Investment in Royalty Interests below for further discussion of the impairments.
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
On a quarterly basis, the Trust evaluates the carrying value of the Investment in Royalty Interests under the full cost accounting rules of the SEC. This quarterly review is referred to as a ceiling test. Under the ceiling test, the carrying value of the Investment in Royalty Interests may not exceed an amount equal to the sum of the present value (using a 10% discount rate) of the estimated future net revenues from proved reserves. In the three and nine months ended September 30, 2016, the Trust recognized approximately $8.2 million and $23.0 million, respectively, in impairments of the Royalty Interests, primarily due to a decrease in commodity prices used to calculate the proved reserves attributable to the Trust's interest in the Underlying Properties. In the three and nine months ended September 30, 2015, the Trust recognized approximately $31.9 million and $126.9 million, respectively, in impairments of the Royalty Interests, primarily due to a decrease in commodity prices used to calculate the proved reserves attributable to the

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Trust's interest in the Underlying Properties and lower proved reserve quantities resulting from higher-than-expected pressure depletion within certain areas of the AMI. The impairments resulted in non-cash charges to Trust corpus and did not affect the Trust's distributable income.
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
Loan Commitment.  Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course expenses as they become due, Chesapeake will loan funds to the Trust necessary to pay such expenses. Such loans will be recorded as a liability on the Statements of Assets, Liabilities and Trust Corpus until repaid. A loan neither increases nor decreases distributions to unitholders; however, unless Chesapeake agrees otherwise, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until the loan is repaid. There were no loans outstanding as of September 30, 2016, however, in April 2016, the Trust’s cash on hand (including cash reserves) was not sufficient to pay its ordinary course expenses as they became due. Chesapeake loaned $200,000 to the Trust to pay such expenses and agreed to permit the Trust to continue making distributions while the loan was outstanding. The loan was repaid in May 2016. As of December 31, 2015, a $175,000 loan was outstanding with Chesapeake, and the loan was repaid in March 2016. Chesapeake agreed to permit the Trust to continue making distributions while the loan was outstanding.
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
The Trust did not have derivatives on the Statements of Assets, Liabilities and Trust Corpus as of September 30, 2016 and will not have derivatives in future periods. All of the Trust's derivative contracts expired on September 30, 2015. The Trust's derivative contracts were intended to manage its exposure to adverse changes in oil prices. On November 16, 2011, Chesapeake novated the derivative contracts described in the table below to the Trust pursuant to which the Trust became party to derivative contracts covering a portion of its expected production from October 1, 2011 through September 30, 2015. These derivative contracts consisted of fixed-price oil swaps in which the Trust received a fixed price and paid a floating market price based on New York Mercantile Exchange (NYMEX) settlement prices to the counterparty for the underlying commodity of the derivative. All swaps were net settled based on the difference between the fixed-price payment and the floating-price payment. Settlements were due on a quarterly basis, including the first two months of the calendar quarter just ended and the last month of the calendar quarter prior to that one. Any payment due to or from such counterparty was required to be made by the 40th day following the end of the calendar quarter in which such payment became due. The Trust continued to settle the derivative contracts through February 2016 for production through September 30, 2015. As a party to these contracts, the Trust received payments directly from its counterparty or was required to pay any amounts owed directly to the counterparty.

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Additional Disclosures Regarding Derivative Contracts
In accordance with accounting guidance for derivatives and hedging, and because a legal right of set-off existed, the Trust has netted the value of its derivative contracts with the counterparty in the accompanying Statements of Assets, Liabilities and Trust Corpus as of December 31, 2015. The Trust did not apply hedge accounting to any of its derivative contracts, and therefore, any changes in the fair value of the derivative contracts prior to settlement were accounted for as an adjustment to Trust corpus. Results of settled derivative contracts were reflected in distributable income in the period when paid. There was no settlement of derivative contracts for the three months ended September 30, 2016, as the Trust settled all derivative contracts as of February 2016. For the nine months ended September 30, 2016, the Trust settled derivative contracts that resulted in receipts from the counterparty of $2.1 million. For the three and nine months ended September 30, 2015, the Trust settled derivative contracts that resulted in receipts from the counterparty of $6.1 million and $12.9 million, respectively.
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
Trustee Administrative Fee.  Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $175,000 to the Trustee, paid in equal quarterly installments. The administrative fee may be adjusted for inflation by no more than 3% in any calendar year beginning in 2015. As of September 30, 2016, no inflation adjustment has been made.
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
Additionally, the administrative services agreement established Chesapeake as the Trust’s hedge manager, pursuant to which Chesapeake has the authority, on behalf of the Trust, to administer the Trust’s derivative contracts. The Trust had no derivative contracts as of September 30, 2016.
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

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Loan Commitment. Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course expenses as they become due, Chesapeake will loan funds to the Trust necessary to pay such expenses. Any funds loaned by Chesapeake pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness for borrowed money of the Trust. If Chesapeake loans funds pursuant to this commitment, unless Chesapeake agrees otherwise, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. There were no loans outstanding as of September 30, 2016, however, in April 2016, Chesapeake loaned $200,000 to the Trust and agreed to permit the Trust to continue making distributions while the loan was outstanding. The loan was repaid in May 2016. As of December 31, 2015, a $175,000 loan was outstanding with Chesapeake, and the loan was repaid in March 2016. Chesapeake agreed to permit the Trust to continue making distributions while the loan was outstanding.

6.	Distributions to Unitholders
The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s expenses, approximately 60 days following the completion of each quarter through (and including) the quarter ending June 30, 2031.
For the nine months ended September 30, 2016 and 2015, the Trust declared and paid the following cash distributions:

		Cash Distribution per Common Unit
Production Period	Distribution Date	Public Unitholders Other Than Chesapeake	Chesapeake	Cash Distribution per Subordinated Unit
March 2016 - May 2016	August 29, 2016	$0.0734	$0.0734	$—
December 2015 - February 2016	May 31, 2016	$0.0403	$0.0403	$—
September 2015 - November 2015(a)	March 1, 2016	$0.2195	$0.0369	$—
March 2015 - May 2015	August 31, 2015	$0.3579	$0.3579	$—
December 2014 - February 2015	June 1, 2015	$0.3899	$0.3899	$—
September 2014 - November 2014	March 2, 2015	$0.4496	$0.4496	$—
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

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)

7. Subsequent Events
On November 10, 2016, the Trust declared a cash distribution of $0.0857 per common unit, consisting of proceeds attributable to production from June 1, 2016 to August 31, 2016. The distribution will be paid on December 1, 2016 to record unitholders as of November 21, 2016. The Trust's quarterly income available for distribution was $0.0643 per unit, which was $0.3757 below the applicable subordination threshold of $0.4400. All of the quarterly income available for distribution will be used to make the common unit distribution, and no subordinated unit distribution will be paid. Distributable income attributable to production from June 1, 2016 to August 31, 2016 was calculated as follows (in thousands, except for unit and per unit amounts):

REVENUES:
Royalty income(a)	$3,390
INCOME (EXPENSES):
Production taxes	(132)
Trust administrative expenses(b)	(252)
Total expenses	(384)
Distributable income available to unitholders	$3,006

Distributable income per common unit (35,062,500 units)	$0.0857
Distributable income per subordinated unit (11,687,500 units)(c)	$—
___________________________________________________

(a)	Net of certain post-production expenses.

(b)	Including cash reserves withheld.

(c)	As the common unit distribution is below the applicable subordination threshold, no distribution was declared for the subordinated units.

ITEM 2.	Trustee's Discussion and Analysis of Financial Condition and Results of Operations
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

The Trust is required to make quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s administrative expenses, on or about 60 days following the completion of each calendar quarter through (and including) the quarter ending June 30, 2031. During the nine months ended September 30, 2016, a distribution was paid on March 1, 2016, May 31, 2016 and August 29, 2016. See Liquidity and Capital Resources below and Note 6 to the financial statements contained in Item 1 Part I of this Quarterly Report for more information regarding the distributions.

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

The following table sets forth the subordination threshold and the incentive threshold for each calendar quarter through the 2017 second quarter, as established in the Trust Agreement:

Period	Subordination Threshold(a)	Incentive Threshold(a)
	(per unit)
2016:
First Quarter (b)	$0.51	$0.76
Second Quarter (c)	$0.47	$0.70
Third Quarter (d)	$0.44	$0.66
Fourth Quarter	$0.41	$0.62
2017:
First Quarter	$0.39	$0.59
Second Quarter	$0.37	$0.56
 _____________________________________________________________________

(a)
For each quarter, the subordination threshold equals 80% of the target distribution and the incentive threshold equals 120% of the target distribution. The subordination and incentive thresholds terminate after the distribution is made for the 2017 second quarter.

(b)
A distribution of $0.0403 per common unit was declared on May 6, 2016 to unitholders of record as of May 20, 2016. The distribution was paid on May 31, 2016. As the common unit distribution was below the applicable subordination threshold, no distribution was declared for the subordinated units.

(c)
A distribution of $0.0734 per common unit was declared on August 5, 2016 to unitholders of record as of August 19, 2016. The distribution was paid on August 29, 2016. As the common unit distribution was below the applicable subordination threshold, no distribution was declared for the subordinated units.

(d)
A distribution of $0.0857 per common unit was declared on November 10, 2016 to unitholders of record as of November 21, 2016. The distribution will be paid on December 1, 2016. As the common unit distribution was below the subordination threshold, no distribution was declared for the subordinated units.

Results of Trust Operations
The quarterly payments to the Trust with respect to the Royalty Interests are based on the amount of proceeds actually received by Chesapeake during the preceding calendar quarter. Proceeds from production are typically received by Chesapeake one month after production. Due to the timing of the payment of production proceeds, quarterly distributions made by Chesapeake to the Trust generally include royalties attributable to sales of oil, natural gas and NGL for three months, comprised of the first two months of the quarter just ended and the last month of the quarter prior to that one. Chesapeake is required to make the Royalty Interest payments to the Trust within 35 days of the end of each calendar quarter. During the nine months ended September 30, 2016, the Trust received payments on the Royalty Interests representing royalties attributable to proceeds from sales of oil, natural gas and NGL for September 1, 2015 to May 31, 2016.
The Trust’s income available for distribution throughout 2015 and to date in 2016 has been adversely affected by several factors. Oil and natural gas prices declined significantly throughout 2015 and remain low. The Trust's revenues and distributable income available to unitholders have been and will continue to be adversely affected if commodity prices remain at current levels or decline further. For each of the quarterly production periods from September 1, 2015 to May 31, 2016, the Trust's calculated distribution per common unit was below the applicable subordination threshold, and no subordinated distribution was paid.
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
In the three and nine months ended September 30, 2016, the Trust recognized approximately $8.2 million and 23.0 million, respectively, in impairments of the Royalty Interests. The 2016 impairments were primarily due to a decrease in commodity prices. In the three and nine months ended September 30, 2015, the Trust recognized approximately $31.9 million and $126.9 million, respectively, in impairments of the Royalty Interests. The 2015 impairments were primarily due to a decrease in commodity prices and lower proved reserve quantities resulting from higher-than-expected pressure depletion within certain areas of the AMI. The impairments resulted in non-cash charges to Trust corpus and did not affect the Trust's distributable income. See Investment in Royalty Interests in Note 2 to the financial statements contained in Item 1 of Part I of this Quarterly Report and Trust Operations below for further discussion of the impairments.
Trust Operations for the Three Months Ended September 30, 2016 as compared to September 30, 2015.
Distributable Income. The Trust's distributable income was $2.6 million for the three months ended September 30, 2016, compared to $12.5 million for the three months ended September 30, 2015, a decrease of $9.9 million. This decrease was primarily due to the expiration of the derivative contracts and a decrease in the average realized prices received from sales of oil, natural gas and NGL in the production period from March 1, 2016 to May 31, 2016 ("current production quarter") as compared to the production period from March 1, 2015 to May 31, 2015 ("prior production quarter"). See Royalty Income below for information regarding the change in average prices received and the change in sales volumes.

On a per unit basis, the Trust's distributable income for the three months ended September 30, 2016 and attributable to the current production quarter was $0.0734 per common unit, and no subordinated distribution was paid. Cash distributions during the three months ended September 30, 2015 and attributable to the prior production quarter were $0.3579 per common unit, and no subordinated distribution was paid. Distributable income for each of the three months ended September 30, 2016 and 2015, and their respective production periods described above, was calculated as follows:

	Three Months Ended September 30,
	2016	2015
	($ in thousands, except per unit data)
REVENUES:
Royalty income(a)	$2,608	$6,808
INCOME (EXPENSES):
Production taxes	(79)	(163)
Trust administrative expenses	(179)	(267)
Derivative settlement gain	—	6,094
Cash reserves used	224	76
Total income (expenses)	(34)	5,740
Distributable income available to unitholders	$2,574	$12,548

Distributable income per common unit (35,062,500 units)	$0.0734	$0.3579
Distributable income per subordinated unit (11,687,500 units)(b)	$—	$—
 _____________________________________________________

(a)	Net of certain post-production expenses.

(b)
For the three months ended September 30, 2016 and 2015, the Trust's calculated distributable income was below the applicable subordination threshold. As a result, no distribution was paid for the subordinated units in either quarter.

Royalty Income.  Royalty income to the Trust for the three months ended September 30, 2016, and attributable to the current production quarter, totaled $2.6 million based upon sales of production attributable to the Royalty Interests of 44 thousand barrels (mbbls) of oil, 1,012 million cubic feet (mmcf) of natural gas and 100 mbbls of NGL. Total production attributable to the Royalty Interests for the current production quarter was 312 thousand barrels of oil equivalent (mboe). Average prices received for production, including the impact of certain post-production expenses and excluding production taxes, during the current production quarter were $35.11 per barrel (bbl) of oil, $(0.40) per thousand cubic feet (mcf) of natural gas and $14.80 per bbl of NGL.
Royalty income to the Trust for the three months ended September 30, 2015, and attributable to the prior production quarter, totaled $6.8 million based upon sales of production attributable to the Royalty Interests of 70 mbbls of oil, 1,619 mmcf of natural gas and 125 mbbls of NGL. Total production attributable to the Royalty Interests for the prior production quarter was 465 mboe. Average prices received for production, including the impact of certain post-production expenses and excluding production taxes, during the prior production quarter were $45.87 per bbl of oil, $1.05 per mcf of natural gas and $15.05 per bbl of NGL.
The decrease in the price received per barrel of oil equivalent (boe) in the current production quarter compared to the prior production quarter resulted in a $2.0 million decrease in royalty income, and lower sales volumes resulted in a $2.2 million decrease in royalty income, for a total decrease in royalty income of $4.2 million. The 153 mboe decrease in total production attributable to the Royalty Interests for the current production period compared to the prior production period is primarily due to a reduction in drilling activity.
Production Taxes.  Production taxes are calculated as a percentage of oil, natural gas and NGL revenues, net of any applicable tax credits. Production taxes for the three months ended September 30, 2016, and attributable to the current production quarter, were $79,000, or $0.25 per boe, as compared to production taxes for the three months ended September 30, 2015, and attributable to the prior production quarter, of $163,000, or $0.35 per boe. The decrease in production taxes is primarily due to the decline in oil, natural gas and NGL prices. Production taxes represented approximately 3.0% and 2.4% of royalty income for the three months ended September 30, 2016 and 2015, respectively.
Trust Administrative Expenses. The Trust recorded credits of $45,000 in the three months ended September 30, 2016 and expenses of $191,000 in the three months ended September 30, 2015 for trust administrative expenses, including cash reserves. The decrease in expenses is primarily due to the timing of payments. Trust administrative expenses primarily consist of the administrative fees paid to the Trustees and Chesapeake and costs for accounting and legal services.
Derivative Settlement Gain.  The Trust recorded gains or losses from the derivative contracts when proceeds were received or payments were made, respectively. There was no settlement of derivative contracts for the three months ended September 30, 2016, as the Trust settled all derivative contracts as of February 2016. Swaps covering the prior production quarter were settled during the three months ended September 30, 2015, and proceeds received were included in the Trust's distributable income for the prior production quarter. Total gains during the three months ended September 30, 2015 were $6.1 million.
Impairments of Investment in Royalty Interests. In the three months ended September 30, 2016 and 2015, the Trust recognized approximately $8.2 million and $31.9 million, respectively, in impairments of the Royalty Interests. The 2016 impairments were primarily due to a decrease in commodity prices. The 2015 impairments were primarily due to a decrease in commodity prices and lower proved reserve quantities resulting from higher-than-expected pressure depletion within certain areas of the AMI. The impairments resulted in a non-cash charge to Trust corpus and did not affect the Trust's distributable income. See Investment in Royalty Interests in Note 2 to the financial statements included in Item 1 of Part I of this Quarterly Report for further discussion of the impairments.
Trust Operations for the Nine Months Ended September 30, 2016 as compared to September 30, 2015.

Distributable Income. The Trust's distributable income was $9.5 million for the nine months ended September 30, 2016 compared to $42.0 million for the nine months ended September 30, 2015, a decrease of $32.5 million. This decrease was primarily due to the expiration of the derivative contracts and a decrease in the price received for oil, natural gas and NGL for the production period from September 1, 2015 to May 31, 2016 ("current production period") as compared to the production period from September 1, 2014 to May 31, 2015 ("prior production period"). See Royalty Income below for information regarding the change in average prices received and the change in sales volumes.

On a per unit basis, cash distributions during the nine months ended September 30, 2016 and attributable to the current production period were $0.2704 per common unit, and no subordinated unit distributions were paid, as compared to $1.1974 per common unit and no subordinated unit distributions paid for the nine months ended September 30, 2015 and attributable to the prior production period. Distributable income for each of the nine months ended September 30, 2016 and 2015, and their respective production periods described above, was calculated as follows:

	Nine Months Ended September 30,
	2016	2015
	($ in thousands, except per unit data)
REVENUES:
Royalty income(a)	$9,041	$30,871
INCOME (EXPENSES):
Production taxes	(317)	(538)
Trust administrative expenses	(1,125)	(1,072)
Derivative settlement gain	2,109	12,944
Cash reserves withheld	(229)	(221)
Total income	438	11,113
Distributable income available to unitholders	$9,479	$41,984

Distributable income per common unit (35,062,500 units)	$0.2704	$1.1974
Distributable income per subordinated unit (11,687,500 units)(b)	$—	$—
__________________________________________________

(a)	Net of certain post-production expenses.

(b)
For the nine months ended September 30, 2016 and 2015, the common unit distributions were below the applicable subordination thresholds. As a result, no distributions were declared for the subordinated units in either period.

Royalty Income.  Royalty income to the Trust for the nine months ended September 30, 2016, and attributable to the current production period, totaled $9.0 million based upon sales of production attributable to the Royalty Interests of 136 mbbls of oil, 3,325 mmcf of natural gas and 282 mbbls of NGL. Total production attributable to the Royalty Interests for the current production period was 972 mboe. Average prices received for oil, natural gas and NGL production, including the impact of certain post-production expenses and excluding production taxes, during the current production period were $32.53 per bbl of oil, $0.15 per mcf of natural gas and $14.57 per bbl of NGL, respectively.
Royalty income to the Trust for the nine months ended September 30, 2015, and attributable the prior production period, totaled $30.9 million based upon sales of production attributable to the Royalty Interests of 215 mbbls of oil, 5,021 mmcf of natural gas and 464 mbbls of NGL. Total production attributable to the Royalty Interests for the prior production period was 1,517 mboe. Average prices received for oil, natural gas and NGL production, including the impact of certain post-production expenses and excluding production taxes, during the prior production period, were $57.98 per bbl of oil, $1.77 per mcf of natural gas and $20.43 per bbl of NGL, respectively.
The decrease in the price received per boe in the current production period compared to the prior production period resulted in a $10.8 million decrease in royalty income, and decreased sales volumes resulted in an $11.1 million decrease in royalty income, for a total decrease in royalty income of $21.9 million. The 545 mboe decrease in total production attributable to the Royalty Interests for the current production period compared to the prior production period is primarily due to a reduction in drilling activity.
Production Taxes.  Production taxes are calculated as a percentage of oil, natural gas and NGL revenues, net of any applicable tax credits. Production taxes for the nine months ended September 30, 2016 and attributable to the current production period totaled $317,000, or $0.33 per boe, as compared to production taxes for the nine months ended September 30, 2015 and attributable to the prior production period of $538,000, or $0.35 per boe. The decrease in production taxes is primarily due to a decrease in commodity prices. Production taxes represented approximately 3.5% and 1.8% of royalty income for the nine months ended September 30, 2016 and 2015, respectively.
Trust Administrative Expenses. Trust administrative expenses, including cash reserves, for the nine months ended September 30, 2016 totaled $1.4 million as compared to $1.3 million for the nine months ended September 30, 2015. Trust administrative expenses primarily consist of the administrative fees paid to the Trustees and Chesapeake and costs for accounting and legal services.
Derivative Settlement Gain.  The Trust recorded gains or losses from the derivative contracts when proceeds were received or payments were made, respectively. Swaps covering the current production period were settled during the nine months ended September 30, 2016, and proceeds received were included in the Trust's distributable income for the current production period. Total gains during the nine months ended September 30, 2016 were $2.1 million. Swaps covering the prior production period were settled during the nine months ended September 30, 2015, and proceeds received were included in the Trust's distributable income for the prior production period. Total gains during the nine months ended September 30, 2015 were $12.9 million.
Impairment of Investment in Royalty Interests. In the nine months ended September 30, 2016 and 2015, the Trust recognized approximately $23.0 million and $126.9 million, respectively, in impairments of the Royalty Interests. The 2016 impairments were primarily due to a decrease in commodity prices. The 2015 impairments were primarily due to a decrease in commodity prices and lower proved reserve quantities resulting from higher-than-expected pressure depletion within certain areas of the AMI. The impairments resulted in a non-cash charge to Trust corpus and did not affect the Trust's distributable income. See Investment in Royalty Interests in Note 2 to the financial statements included in Item 1 of Part I of this Quarterly Report for further discussion of the impairments.
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
The Trust is required to make quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s administrative expenses, on or about 60 days following the completion of each calendar quarter through (and including) the quarter ending June 30, 2031. A distribution of $0.2195 per common unit, consisting of proceeds attributable to production from September 1, 2015 through November 30, 2015, was paid on March 1, 2016 to common unitholders of record, other than Chesapeake, as of February 19, 2016. Chesapeake received $0.0369 per common unit and waived its right to receive the higher distribution on its units with respect to the 2016 first quarter distribution. The Trust's distributable income was $0.1567 per common unit. The 2016 second quarter distribution of $0.0403 per common unit, consisting of proceeds attributable to production from December 1, 2015 through February 29, 2016, was made on May 31, 2016 to record unitholders as of May 20, 2016. The 2016 third quarter distribution of $0.0734 per common unit, consisting of proceeds attributable to production from March 1, 2016 through May 31, 2016, was made on August 29, 2016 to record unitholders as of August 19, 2016. As the distributable income per common unit for the 2016 first, second and third quarter distributions was below the subordination threshold, no distributions were declared for the subordinated units.

On November 10, 2016, the Trust declared a cash distribution of $0.0857 per common unit, consisting of proceeds attributable to production from June 1, 2016 to August 31, 2016. The distribution will be paid on December 1, 2016 to record unitholders as of November 21, 2016. The Trust's quarterly income available for distribution for the three months ended September 30, 2016 was $0.0643 per unit, which was $0.3757 below the applicable subordination threshold of $0.4400. All of the quarterly income available for distribution will be used to make the common unit distribution, and no subordinated unit distribution will be paid. Distributable income attributable to production from June 1, 2016 to August 31, 2016 was calculated as follows (in thousands except for unit and per unit amounts):

REVENUES:
Royalty income(a)	$3,390
INCOME (EXPENSES):
Production taxes	(132)
Trust administrative expenses(b)	(252)
Total expenses	(384)
Distributable income available to unitholders	$3,006

Distributable income per common unit (35,062,500 units)	$0.0857
Distributable income per subordinated unit (11,687,500 units)(c)	$—
___________________________________________________

(a)	Net of certain post-production expenses.

(b)	Including cash reserves withheld.

(c)	As the common unit distribution is below the applicable subordination threshold, no distribution was declared for the subordinated units.
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
Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including cash reserves) is not sufficient to pay the Trust’s ordinary course expenses as they become due, Chesapeake will loan funds to the Trust necessary to pay such expenses. Any funds loaned by Chesapeake pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness for borrowed money of the Trust. If Chesapeake loans funds pursuant to this commitment, unless Chesapeake agrees otherwise, no further distributions may be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. There were no loans outstanding as of September 30, 2016, however, in April 2016, the Trust’s cash on hand (including cash reserves) was not sufficient to pay its ordinary course expenses as they became due. Chesapeake loaned $200,000 to the Trust to pay such expenses and agreed to permit the Trust to continue making distributions while the loan was outstanding. The loan was repaid in May 2016. As of December 31, 2015, a $175,000 loan was outstanding with Chesapeake, and the loan was repaid in March 2016. Chesapeake agreed to permit the Trust to continue making distributions while the loan was outstanding.
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
Sarah C. Newell, as Vice President of the Trustee, evaluated the effectiveness of the Trust’s disclosure controls and procedures as of the end of the period. Based on her evaluation, as of the end of the period covered by this Form 10-Q, she has concluded that the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were not effective because of the material weakness in the Trust's internal control over financial reporting described below.

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
Material Weakness in Internal Control over Financial Reporting
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Trustee has identified the following control deficiency that constituted a material weakness in the Trust's internal control over financial reporting as of September 30, 2016. The Trustee also determined that this material weakness existed as of March 31, 2016 and June 30, 2016.
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
This control deficiency resulted in the restatement of the Trust's unaudited financial statements as of and for the six month period ended June 30, 2016. The control deficiency did not result in a material misstatement to the Trust's unaudited financial statements as of or for the three month period ended March 31, 2016 or as of or for the three and nine month periods ended September 30, 2016. Additionally, this control deficiency could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, the Trustee has determined that this control deficiency constitutes a material weakness.
Plan of Remediation of Material Weakness
The Trust is in the process of remediating the identified deficiency in internal control over financial reporting but the Trustee is unable at this time to estimate when the remediation effort will be completed.
Changes in Internal Control over Financial Reporting
There were no changes in the Trust's internal control over financial reporting that occurred during the quarter ended September 30, 2016 that materially affected, or that are reasonably likely to materially affect, the Trust's internal control over financial reporting.

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