Form 10-K
period 2016-12-31
CHESAPEAKE GRANITE WASH TRUST
filed 2017-03-30
CIK 1524769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[X]    Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [ ] No [X]

The aggregate market value of the 23,000,000 Common Units representing beneficial interests in Chesapeake Granite Wash Trust held by non-affiliates of the registrant, computed using the closing sale price of $2.10 on June 30, 2016, was approximately $48 million.
As of March 29, 2017, 35,062,500 Common Units and 11,687,500 Subordinated Units representing beneficial interests in Chesapeake Granite Wash Trust were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Listed below is the only document parts of which are incorporated herein by reference and the parts of this Annual Report into which the document is incorporated:
None

CHESAPEAKE GRANITE WASH TRUST
2016 ANNUAL REPORT ON FORM 10-K

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

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“Annual Report”) includes “forward-looking statements” about the Trust and Chesapeake and other matters discussed herein that are subject to risks and uncertainties that are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact included in this document, including, without limitation, statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II and “Risk Factors” in Item 1A of Part I and elsewhere herein regarding the proved oil, natural gas and NGL reserves associated with the properties underlying the Royalty Interests, the Trust’s or Chesapeake’s future financial position, business strategy, budgets, projected costs and plans and objectives for future operations, information regarding target distributions, statements pertaining to future development activities and costs, statements regarding the number of development wells to be completed in future periods and information regarding production and reserve growth are forward-looking statements. Actual outcomes and results may differ materially from those projected. Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “plan,” “goal,” “assume,” “target,” “should,” “intend” or other words that convey the uncertainty of future events or outcomes. These statements are based on certain assumptions made by the Trust, and by Chesapeake in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform with such expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Item 1A of Part I of this Annual Report, which could affect the future results of the energy industry in general, and the Trust and Chesapeake in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on Chesapeake's business and the Trust. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. The Trustee relies on Chesapeake for information regarding the Royalty Interests, the Underlying Properties and Chesapeake itself. The Trust undertakes no obligation to publicly update or revise any forward-looking statements, except as required by applicable law.

GLOSSARY OF CERTAIN TERMS
In this Annual Report, the following terms have the meanings specified below. Other terms are defined in the text of this Annual Report.
AMI. The area of mutual interest, or AMI, lies within Washita County in western Oklahoma and is limited to the Colony Granite Wash formation in the area identified below, consisting of approximately 40,500 gross acres (26,400 net acres) held by Chesapeake as of December 31, 2016.

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
Development Well. A development well is a well drilled within the proved area of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive. For the purposes of the Trust and as used herein, references to “Development Wells” refer to the 118 horizontal development wells that, since July 1, 2011, have been drilled on properties held by Chesapeake in the AMI and in which the Trust has received or will receive an interest.
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
Mboe. One thousand barrels of oil equivalent.
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
Present Value or PV-10. When used with respect to oil, natural gas and NGL reserves, present value, or PV-10, means the estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using prices calculated as the average oil and natural gas price during the preceding 12-month period prior to the end of the current reporting period, (determined as the unweighted arithmetic average of prices on the first day of each month within the 12-month period) and costs in effect at the determination date, without giving effect to non-property related expenses such as general and administrative expenses, debt service and future income tax expense or to depreciation, depletion and amortization, discounted using an annual discount rate of 10%. PV-10 is a non-GAAP financial measure and generally differs from the standardized measure of discounted net cash flows, or Standardized Measure, the most directly comparable GAAP financial measure, because it does not include the effects of income taxes on future net revenues. Because the Trust will not bear income tax expense, the PV-10 and Standardized Measure attributable to the Royalty Interests are the same.
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
The Trustee maintains a website for filings by the Trust with the Securities and Exchange Commission ("SEC"). Electronic filings by the Trust with the SEC are available free of charge through the Trust's website at www.chkgranitewashtrust.com or through the SEC's website at www.sec.gov. The Trust will also provide electronic and paper copies of its recent filings free of charge upon request to the Trustee. Documents and information on the Trust's website are not incorporated by reference herein.
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

Neither the Trust nor the Trustee is responsible for, or has any control over, any costs related to the drilling of the Development Wells or any other operating or capital costs of the Underlying Properties. The Trust's cash receipts with respect to the Royalty Interests in the Underlying Properties are determined after deducting certain post-production expenses and any applicable taxes associated with the Royalty Interests. Post-production expenses generally consist of costs incurred to gather, store, compress, transport, process, treat, dehydrate and market the oil, natural gas and NGL produced. However, the Trust is not responsible for costs of marketing services provided by affiliates of Chesapeake. Cash distributions to unitholders will continue to be reduced by the Trust's general and administrative expenses. Through March 31, 2016, cash distributions to unitholders were increased or decreased by the effect of the Trust's derivative contracts, given that the Trust continued to settle the derivative contracts through February 2016. See Derivative Contracts below.
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
2016:
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

For the year ended December 31, 2016, the Trust declared and paid the following cash distributions:

		Cash Distribution per Common Unit
Production Period	Distribution Date	Public Unitholders Other Than Chesapeake	Chesapeake	Cash Distribution per Subordinated Unit(1)
June 2016 – August 2016	December 1, 2016	$0.0857	$0.0857	$—
March 2016 – May 2016	August 29, 2016	$0.0734	$0.0734	$—
December 2015 – February 2016	May 31, 2016	$0.0403	$0.0403	$—
September 2015 – November 2015 (2)	March 1, 2016	$0.2195	$0.0369	$—
 ___________________________________________________

(1)
For the production periods from September 2015 through August 2016, the distribution per common unit was below the applicable subordination threshold, and no distribution was declared for the subordinated units.

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

As of March 29, 2017, Chesapeake owned 12,062,500 common units and all 11,687,500 subordinated units, which together represent 50.8% of the outstanding Trust units.

Derivative Contracts
All of the Trust's derivative contracts expired on September 30, 2015. The Trust's derivative contracts were intended to manage its exposure to adverse changes in oil prices. On November 16, 2011, Chesapeake novated derivative contracts to the Trust pursuant to which the Trust became party to derivative contracts covering a portion of its expected production from October 1, 2011 through September 30, 2015. These derivative contracts consisted of fixed-price oil swaps, in which the Trust received a fixed price and paid a floating market price, based on NYMEX settlement prices, to the counterparty for the underlying commodity of the derivative. The derivative contracts were not qualified for hedge accounting treatment, and therefore all mark-to-market fluctuations were recorded to Trust corpus when cash settled. As a party to these contracts, the Trust received payments directly from its counterparty or was required to pay any amounts owed directly to its counterparty. All swaps were net settled based on the difference between the fixed-price payment and the floating-price payment.
Settlement of the Trust's derivative contracts continued through February 2016. See Note 3 to the financial statements contained in Part II, Item 8 of this Annual Report for further discussion of the derivative contracts.
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
Additionally, the administrative services agreement established Chesapeake as the Trust's hedge manager, pursuant to which Chesapeake has the authority, on behalf of the Trust, to administer the Trust's derivative contracts. The Trust had no derivative contracts as of December 31, 2016.
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
The subordinated units will automatically convert into common units on a one-for-one basis at the end of the fourth full calendar quarter following Chesapeake's satisfaction of its drilling obligation to the Trust with respect to the Development Wells. Chesapeake fulfilled its drilling obligation as of June 30, 2016, and the subordinated units will convert to common units at the end of the 2017 second quarter.
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
Periodic Reports. The Trustee files all required Trust federal and state income tax and information returns. The Trustee prepares and mails to Trust unitholders a Schedule K-1 and also causes to be prepared and filed reports required to be filed under the Exchange Act, and by the rules of the New York Stock Exchange.
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

•
amend the Trust Agreement, the royalty conveyances, the administrative services agreement and the development agreement (except with respect to certain matters that do not adversely affect the rights of Trust unitholders in any material respect);

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
Contractual Rights and Assets of the Trust. Contractual rights of the Trust include the development agreement and administrative services agreement. The assets of the Trust consist of the Royalty Interests and any cash and temporary investments being held for the payment of expenses and liabilities and for distribution to the Trust unitholders.
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

•
causing to be prepared and filed reports required to be filed under the Exchange Act, and by the rules of any securities exchange or quotation system on which the Trust units are listed or admitted to trading.

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
Each quarter, the Trustee will pay Trust obligations and expenses and distribute to the Trust unitholders the remaining proceeds received from the Royalty Interests. The cash held by the Trustee as a reserve against future liabilities must be invested in:

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
The Trust may not acquire any asset except the Royalty Interests, the other assets described above under Contractual Rights and Assets of the Trust and cash and temporary cash investments, and it may not engage in any investment activity except investing cash on hand.
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
Trustee's Power to Sell Trust Assets. The Trustee may sell Trust assets, including the Royalty Interests, under any of the following circumstances:

•	the sale is requested by Chesapeake, following the satisfaction of its drilling obligation, in accordance with the provisions of the Trust Agreement; or

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
Trust Fees and Expenses. The Trust has been a party to derivative contracts and the Trust previously has had payment obligations under such arrangements. The derivative contracts expired on September 30, 2015, and the Trust does not currently conduct an active business and the Trustee has little power to incur obligations. As a result, it is expected that the Trust will only incur liabilities for routine administrative expenses, such as legal, accounting, audit, tax advisory, engineering, printing and other administrative and out-of-pocket fees and expenses incurred by or at the direction of the Trustee or the Delaware Trustee, including tax return and Schedule K-1 preparation and mailing costs; independent auditor fees; and registrar and transfer agent fees. The Trust is also responsible for paying costs associated with annual and quarterly reports to unitholders. Moreover, the Trustee's and the Delaware Trustee's compensation, and the fee payable to Chesapeake pursuant to the administrative services agreement, are paid out of the Trust's assets.
Chesapeake's Obligation to Fund Trust Expenses in Certain Circumstances. Chesapeake has agreed that, if at any time the Trust's cash on hand (including available cash reserves) is not sufficient to pay the Trust's ordinary course expenses as they become due, Chesapeake will lend funds to the Trust necessary to pay such expenses. Any funds loaned by Chesapeake pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other accrued current liabilities arising in the ordinary course of the Trust's business, and may not be used to satisfy Trust indebtedness for borrowed money. If Chesapeake lends funds pursuant to this commitment, unless Chesapeake agrees otherwise, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. Any such loan will be on an unsecured basis, and the terms of such loan will be substantially the same as those which would be obtained in an arms' length transaction between Chesapeake and an unaffiliated third party. There were no loans outstanding as of December 31, 2016. As of December 31, 2015, a $175,000 loan was outstanding with Chesapeake, and the loan was repaid in March 2016. Chesapeake agreed to permit the Trust to continue making distributions while the loan was outstanding.

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
Federal Income Tax Considerations
The Trust's federal income tax reporting position is that it is classified as a partnership for federal and applicable state income tax purposes. This position relies on the opinion of Bracewell & Giuliani L.L.P., former counsel to Chesapeake and the Trust, rendered in connection with the initial public offering of the Trust units, in which counsel opined that at least 90% of the Trust's gross income is qualifying income within the meaning of Section 7704 of the Internal Revenue Code of 1986, as amended. The Trust's federal income tax reporting positions are consistent with the Federal Income Tax Considerations section in the prospectus filed by the Trust with the SEC on November 14, 2011, in connection with the initial public offering of its common units (the “Federal Income Tax Considerations Section in the Prospectus”). However, as discussed in detail below under Item 1A. Risk Factors – Tax Risks Related to the Trust's Common Units, the Trust has not requested a ruling from the Internal Revenue Service ("IRS") regarding its U.S. federal income tax reporting positions and its positions may not be sustained by a court or if contested by the IRS.
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
Recent volatility in oil, natural gas and NGL prices have adversely impacted, and price fluctuations of oil, natural gas and NGL will continue to directly impact, Trust distributions, estimates of reserves attributable to the Trust's interest, and estimated and actual future net revenues to the Trust. In view of the many uncertainties that affect the supply and demand for oil, natural gas and NGL, neither the Trust nor Chesapeake can make reliable predictions of future supply and demand for oil, natural gas and NGL, future oil, natural gas and NGL prices or the effect of future oil, natural gas and NGL prices on the Trust.
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
Hydraulic Fracturing
Hydraulic fracturing is typically regulated by state oil and gas regulatory authorities, including specifically the requirement to disclose certain information related to hydraulic fracturing operations. Chesapeake follows applicable legal requirements for groundwater protection in its operations that are subject to supervision by state and federal regulators (including the Bureau of Land Management on federal acreage). Furthermore, Chesapeake's well construction practices require the installation of multiple layers of protective steel casing surrounded by cement that are specifically designed and installed to protect freshwater aquifers by preventing the migration of fracturing fluids into aquifers. Regulatory proposals in some states and local communities have been initiated to require or make more stringent the permitting and compliance requirements for hydraulic fracturing operations. Federal and state agencies continue to assess the impacts of hydraulic fracturing that could spur further action toward federal and/or state legislation and regulation of hydraulic fracturing activities. In addition, in light of concerns about seismic activity being triggered by the injection of produced waters into underground wells and hydraulic fracturing, certain regulators are also considering additional requirements related to seismic safety for hydraulic fracturing activities.
Further restrictions on hydraulic fracturing could make it prohibitive for Chesapeake to conduct operations, and also reduce the amount of oil, natural gas and NGL that Chesapeake is ultimately able to produce in commercial quantities from the Underlying Properties. For further discussion, see Item 1A. Risk Factors – Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.
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
Hazardous Substances and Waste
Federal and state laws, in particular the federal Resource Conservation and Recovery Act (RCRA), regulate hazardous and non-hazardous wastes. In the course of Chesapeake’s operations, it generates petroleum hydrocarbon wastes such as drill cuttings, produced water and ordinary industrial wastes. Under a longstanding legal framework, certain of these wastes are not subject to federal regulations governing hazardous wastes, although they are regulated under other federal and state waste laws. At various times in the past, most recently in December 2016, proposals have been made to amend RCRA or otherwise eliminate the exemption applicable to crude oil and natural gas exploration and production wastes. Repeal or modifications of this exemption by administrative, legislative or judicial process, or through changes in applicable state statutes, would increase the volume of hazardous waste Chesapeake is required to manage and dispose and would cause Chesapeake, as well as its competitors, to incur significantly increased operating expenses which could adversely affect the Royalty Interest payments due to the Trust. These wastes may in the future be designated as hazardous wastes and may thus become subject to more rigorous and costly compliance and disposal requirements. Such additional regulation could have a material adverse effect on the cash distributions to the Trust unitholders.
Federal, state and local laws may also require Chesapeake to remove or remediate wastes or hazardous substances that have been previously disposed or released into the environment. This can include removing or remediating wastes or hazardous substances disposed or released by Chesapeake (or prior owners or operators) in accordance with then current laws, suspending or ceasing operations at contaminated areas, or performing remedial well plugging operations or response actions to reduce the risk of future contamination. Federal laws, including the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), and analogous state laws impose joint and several liability, without regard to fault or legality of the original conduct, on classes of persons who are considered legally responsible for releases of a hazardous substance into the environment. These persons include the owner or operator of the site where the release occurred, persons who disposed or arranged for the disposal of hazardous substances at the site, and any person who accepted hazardous substances for transportation to the site. CERCLA and analogous state laws also authorize the EPA, state environmental agencies and, in some cases, third parties to take action to prevent or respond to threats to human health or the environment and/or seek recovery of the costs of such actions from responsible classes of persons.
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

Air Emissions
Chesapeake’s operations are subject to the federal Clean Air Act (CAA) and comparable state laws and regulations. Among other things, these laws and regulations regulate emissions of air pollutants from various industrial sources, including Chesapeake’s compressor stations and production equipment, and impose various control, monitoring and reporting requirements. Permits and related compliance obligations under the CAA, each state’s development and promulgation of regulatory programs to comport with federal requirements, as well as changes to state implementation plans for controlling air emissions in regional non-attainment or near-non-attainment areas may require oil and gas exploration and production operators to incur future capital expenditures in connection with the addition or modification of existing air emission control equipment and strategies.
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
Endangered Species
The Endangered Species Act (ESA) prohibits the taking of endangered or threatened species or their habitats. While some of Chesapeake's assets and lease acreage may be located in areas that are designated as habitats for endangered or threatened species, Chesapeake believes that it is in material compliance with the ESA. However, the designation of previously unidentified endangered or threatened species in areas where Chesapeake intends to conduct construction activity or the imposition of seasonal restrictions on construction or operational activities could materially limit or delay its plans.
Global Warming and Climate Change
At the federal level, EPA regulations require Chesapeake to establish and report an inventory of greenhouse gas emissions. Legislative and regulatory proposals for restricting greenhouse gas emissions or otherwise addressing climate change could require Chesapeake to incur additional operating costs and could adversely affect demand for the oil and natural gas that it sells. The EPA recently finalized new standards of performance limiting methane emissions from oil and gas sources. The potential increase in Chesapeake's operating costs could include new or increased costs to (a) obtain permits, (b) operate and maintain its equipment and facilities (through the reduction or elimination of venting and flaring of methane), (c) install new emission controls on its equipment and facilities, (d) acquire allowances authorizing its greenhouse gas emissions, (e) pay taxes related to its greenhouse gas emissions and (f) administer and manage a greenhouse gas emissions program. In addition to these federal actions, various state governments and/or regional agencies may consider enacting new legislation and/or promulgating new regulations governing or restricting the emission of greenhouse gases from stationary sources such as Chesapeake's equipment and operations.

In addition, the United States was actively involved in the United Nations Conference on Climate Change in Paris, which led to the creation of the Paris Agreement. The Paris Agreement requires countries to review and “represent a progression” in their nationally determined contributions, which set emissions reduction goals, every five years. For further discussion, see Item 1A. Risk Factors - Potential legislative and regulatory actions addressing climate change could significantly impact the oil and gas industry and Chesapeake, causing increased costs and reduced demand for oil and natural gas.
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
The Underlying Properties and the Royalty Interests
Overview. The Underlying Properties consist of working interests owned by Chesapeake located in the Colony Granite Wash play in Washita County in western Oklahoma arising from leases and farmout agreements related to properties from which the Royalty Interests were conveyed. The AMI consists of approximately 40,500 gross acres (26,400 net acres). As of December 31, 2016 and 2015, the total reserves estimated to be attributable to the Trust were 6,601 mboe (59% natural gas by volume) and 9,502 mboe (57% natural gas by volume), respectively. These amounts include 6,601 mboe of proved developed reserves and no proved undeveloped reserves as of December 31, 2016 and 8,880 mboe of proved developed reserves and 622 mboe of proved undeveloped reserves as of December 31, 2015. The decrease in estimated total reserves attributable to the Trust of 2,901 mboe is primarily attributable to a decrease in production, substantially lower oil and gas prices, shut-in wells, and decreases in forecasts. See Risk Factors – Actual reserves and future production may be less than current estimates, which could reduce cash distributions by the Trust and the value of the Trust units in Item 1A and Risks and Uncertainties in Note 2 to the financial statements contained in Part II, Item 8 of this Annual Report for further discussion of the decrease in reserves.
The Colony Granite Wash is a subset of the greater granite wash plays of the Anadarko Basin. The Colony Granite Wash is located at the eastern end of a series of Des Moines-age granite wash fields that extend along the southern flank of the Anadarko Basin, approximately 60 miles into the Texas Panhandle. These granite wash fields were generally deposited as deep-water turbidites that result in relatively low risk, laterally extensive reservoirs. The productive members of the Colony Granite Wash are encountered between approximately 11,500 and 13,000 feet and lie stratigraphically between the top of the Des Moines formation (or top of Colony Granite Wash 'A') and the top of the Prue formation (or base of Colony Granite Wash 'C'). The individual productive members within the Colony Granite Wash may reach 200 feet or more in gross interval thickness and the targeted porosity zones within these individual members are generally 20 to 75 feet thick. The Colony Granite Wash is primarily a natural gas and natural gas condensate reservoir based on reserve volumes. However, in the Colony Granite Wash, oil and NGL production currently generate more revenue than natural gas production due to higher relative prices for oil and NGL than for natural gas. Development costs for horizontal wells drilled and completed in the AMI during the years ended December 31, 2016 and 2015 averaged approximately $61.90 per boe and $23.32 per boe, respectively. The increase in average development costs of $38.58 per boe is primarily due to new wells coming online with less than expected results as well as greater than expected depletion for existing wells.
Royalty Interests. The Royalty Interests were conveyed from Chesapeake's interest in the Underlying Properties effective as of July 1, 2011. As of December 31, 2016, the Trust on average owns a 47.6% net revenue interest in the Producing Wells and a 28.6% net revenue interest in the completed Development Wells. Chesapeake retains 10% of the proceeds from the sales of oil, natural gas and NGL production attributable to its net revenue interest in the Producing Wells, and 50% of the proceeds from the sales of production attributable to its net revenue interest in the Development Wells.
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
All of the Trust's estimated oil, natural gas and NGL reserves are located within the U.S. The table below sets forth information as of December 31, 2016 with respect to the estimated proved reserves of the Underlying Properties and Royalty Interests and the associated PV-10. Because the Trust will not bear income tax expense, PV-10 and the standardized measure of estimated future net revenue of the Royalty Interests are the same. PV-10 is not intended to represent the current market value of the estimated oil, natural gas and NGL reserves attributable to the Royalty Interests. The reserve estimates were prepared by Software Integrated Solutions, Division of Schlumberger Technology Corporation, in accordance with the criteria established by the SEC.

		Proved Reserves
	Oil (mbbl)	Natural Gas (mmcf)	NGL (mbbl)	Total (mboe)	PV-10 ($ in thousands)

Underlying Properties:
Developed	1,358	46,888	4,127	13,300	$38,853
Undeveloped	—	—	—	—	—
Total	1,358	46,888	4,127	13,300	$38,853
Royalty Interests:
Developed(1)	686	23,296	2,033	6,601	$34,485
Undeveloped(1)	—	—	—	—	—
Total	686	23,296	2,033	6,601	$34,485
_________________________________________________

(1)	PV-10 for the Royalty Interests was calculated exclusive of any production or development costs.

The proved reserves were determined using a 12-month unweighted arithmetic average of the first-day-of-the-month prices for oil, natural gas and NGL for the period from January 1, 2016 through December 1, 2016, without giving effect to derivative contracts, and were held constant for the life of the properties. The prices used in the reserve reports, as well as Chesapeake's internal reports, yield weighted average prices at the wellhead, which are based on first-day-of-the-month reference prices and adjusted for transportation and regional price differentials. For the Royalty Interests, costs of marketing services provided by Chesapeake's affiliates will not be charged to the Trust. The reference prices and the equivalent weighted average wellhead prices are presented in the table below.

	Oil	Natural Gas	NGL
	(per bbl)	(per mcf)	(per bbl)
Trailing 12-month average (SEC) pricing	$42.75	$2.49	$42.75
Weighted average wellhead prices (Underlying Properties)	$36.00	$0.15	$16.43
Weighted average wellhead prices (Royalty Interests)	$36.02	$0.15	$16.42
As of December 31, 2016, no Royalty Interests were classified as PUDs, compared to 622 mboe as of December 31, 2015. Presented below is a summary of changes in the proved undeveloped reserves for the Royalty Interests for 2016.

Total
(mboe)
Proved undeveloped reserves, beginning of period	622
Extensions and discoveries	—
Developed	(622)
Revisions of previous estimates	—
Proved undeveloped reserves, end of period	0
As of December 31, 2016, there were no PUDs that had remained undeveloped for five years or more. Chesapeake invested approximately $11.4 million in the Underlying Properties in 2016 to convert 1,465 (622 net to the Royalty Interests) mboe of PUDs to proved developed reserves. All costs were paid by Chesapeake, as the Trust is not responsible for the cost of development.
The annual net decline rate on current producing properties is projected to be 19% from 2017 to 2018, 16% from 2018 to 2019, 14% from 2019 to 2020 and 12% from 2020 to 2021. As of December 31, 2016, of the total proved reserves, 13,300 mboe and 6,601 mboe attributable to the Underlying Properties and the Royalty Interests, respectively, were classified as proved developed producing reserves.
Chesapeake's ownership interest used for calculating proved reserves and the associated estimated future net revenue assumed maximum participation by other parties to Chesapeake's farmout and participation agreements. SEC pricing used for calculating the estimated future net revenues attributable to proved reserves does not reflect actual market prices for oil, natural gas and NGL production sold subsequent to December 31, 2016.
The Trust's estimated proved reserves and the standardized measure of discounted future net cash flows of the proved reserves at December 31, 2016, 2015 and 2014, respectively, along with the changes in quantities and standardized measure of such reserves for the three years ended December 31, 2016, 2015 and 2014, respectively, are shown in Supplemental Disclosures About Oil, Natural Gas and NGL Producing Activities included in Item 8 of Part II. No estimates of proved reserves comparable to those included herein have been included in reports to any federal agency other than the SEC.
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
Development Wells. Pursuant to the development agreement with the Trust, Chesapeake was obligated to drill, cause to be drilled or participate as a non-operator in the drilling of 118 Development Wells by June 30, 2016. Chesapeake had fulfilled its drilling obligation under the development agreement as of June 30, 2016. Chesapeake has retained an interest in each of the Producing Wells and Development Wells and currently operates approximately 96% of the Producing Wells and completed Development Wells. Prior to fulfilling its commitment to drill the Development Wells, Chesapeake was not allowed to drill or complete, or permit any other person within its control to drill or complete: (a) any well in the Colony Granite Wash formation or lease acreage included within the AMI for its own account; or (b) any well that would have had a perforated segment within 600 feet of any perforated interval of any Development Well or Producing Well. Chesapeake's average net revenue interest in the oil and gas properties underlying the Development Royalty Interest is approximately 63%. The Development Royalty Interest entitles the Trust to receive 50% of the proceeds attributable to Chesapeake's net revenue interest in future production of oil, natural gas and NGL from the Development Wells.
The Trust was not responsible for any costs related to the drilling of the Development Wells and is not responsible for any other operating or capital costs of the Underlying Properties, and Chesapeake was not permitted to drill or complete any well in the Colony Granite Wash formation on lease acreage included within the AMI for its own account until it had satisfied its drilling obligation to the Trust. For the life of the Trust, Chesapeake will not be permitted to drill or complete any well that will have a perforated segment within 600 feet of any perforated interval of any Development Well or Producing Well.
Chesapeake granted to the Trust a lien on its interest in the AMI (except the Producing Wells and any other wells that were already producing as of July 1, 2011 and are not subject to the Royalty Interests) in order to secure the estimated amount of the drilling costs for the Trust's interests in the Development Wells (the "Drilling Support Lien"). The amount obtained by the Trust pursuant to the Drilling Support Lien initially could not exceed $262.7 million. As Chesapeake fulfilled its drilling obligation over time, Development Wells that were completed or that were perforated for completion and then plugged and abandoned were released from the Drilling Support Lien and the total dollar amount that was recoverable by the Trust for Chesapeake's failure to fulfill its drilling obligation was proportionately reduced. The Trust did not obtain any amounts from Chesapeake under the Drilling Support Lien during the period in which Chesapeake was drilling the Development Wells, and the Drilling Support Lien has been reduced to zero.
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

	2016		2015		2014
	Gross	Net	Gross	Net	Gross	Net
Wells Drilled:
Development productive	9	3	6	1	15	4
Exploratory productive	—	—	—	—	2	1
Dry	—	—	—	—	—	—
Total	9	3	6	1	17	5

Developed and Undeveloped Acreage. The following table sets forth information regarding developed and undeveloped acreage held by Chesapeake within the AMI as of December 31, 2016. All of the leases associated with the Underlying Properties are held by production and not subject to expiration so long as production continues in paying quantities.

	Developed Acreage(1)		Undeveloped Acreage
	Gross	Net	Gross	Net
Acreage Held by Chesapeake within the AMI	40,236	26,195	—	—
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
Post-production expenses are deducted from proceeds paid to the Trust. Williams Partners, L.P. ("WMB"), provides gathering, treating, compression and other post-production services and Enable Midstream Partners, LP ("Enable") (formerly Enogex LLC) provides processing, transportation and other post-production services. The proceeds paid to the Trust are reduced by deductions for these post-production expenses.
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
Natural gas and NGL produced from the Underlying Properties are gathered by gathering pipelines owned by WMB under a contract that expires in approximately 13 years. NGL and natural gas are processed at facilities owned by Enable under a contract that expires in 2017 and then sold to a number of primary purchasers in the area. Oil produced from the Underlying Properties is gathered by gathering pipelines and equipment owned by WMB or transported by trucks owned by third parties and sold to Enable. In the event of a loss of its contracts with WMB or Enable, Chesapeake believes that the availability of other customers and service providers in the area is sufficient to accommodate such loss.
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
The following table provides revenues and direct operating expenses for the years ended December 31, 2016, 2015 and 2014, as derived from the Underlying Properties' statements of revenues and direct operating expenses.

	Years Ended December 31,
	2016	2015	2014
	($ in thousands)
Oil, natural gas and NGL revenues(1)	$22,582	$40,665	$165,418
Direct operating expenses:
Production expenses excluding taxes	6,759	10,277	13,454
Production taxes	702	31	2,946
Ad valorem taxes	6	2	84
Total direct operating expenses	7,467	10,310	16,484
Revenues in excess of direct operating expenses	$15,115	$30,355	$148,934
_________________________________________________

(1)
Oil, natural gas and NGL revenues are net of post-production expenses, including gathering, storage, compression, transportation, processing, treating, dehydrating and non-affiliate marketing expenses.

The following table sets forth the production, average sales prices, and average cost per boe for production expenses and production taxes for the Underlying Properties for the years ended December 31, 2016, 2015 and 2014.

	Years Ended December 31,
	2016	2015	2014
Production:
Oil (mbbls)	315	478	791
Natural gas (mmcf)	7,423	11,130	17,379
NGL (mbbls)	714	887	1,776
Total production (mboe)	2,266	3,220	5,464

Average sales prices:(1)
Oil (per bbl)	$40.38	$43.58	$89.50
Natural gas (per mcf)	$2.66	$0.72	$2.53
NGL (per bbl)	$16.98	$13.30	$28.48
Average (per boe)	$19.67	$12.63	$30.27
Direct operating expenses:
Production expenses (per boe)(2)	$2.99	$3.19	$2.48
Production taxes (per boe)(3)	$0.31	$0.01	$0.54
 ___________________________________________________

(1)	Average sales prices are net of post-production expenses, including gathering, storage, compression, transportation, processing, treating, dehydrating and non-affiliate marketing expenses.

(2)	Production expenses include lease operating costs and ad valorem taxes.

(3)	Production taxes are generally based upon (a) volume produced and (b) prices received for production.

 Oil, Natural Gas and NGL Revenues. For the year ended December 31, 2016, oil, natural gas and NGL revenues were $22.6 million compared to $40.7 million and $165.4 million for the years ended 2015 and 2014, respectively. The $18.1 million decrease in revenues from 2015 to 2016 was primarily due to a decrease in production and a decrease in the average sales price of oil. The decrease in the price received per boe in 2016 compared to 2015 resulted in a $6.0 million decrease in oil, natural gas and NGL revenues. Average oil prices decreased $3.20 per bbl, from $43.58 per bbl for the year ended December 31, 2015 to $40.38 per bbl for the year ended December 31, 2016. Average natural gas prices increased $1.94 per mcf, from $0.72 per mcf for the year ended December 31, 2015 to $2.66 per mcf for the year ended December 31, 2016. NGL prices increased $3.68 per bbl, from $13.30 per bbl for the year ended December 31, 2015 to $16.98 per bbl for the year ended December 31, 2016. Decreased sales volumes resulted in a $12.1 million decrease in oil, natural gas and NGL revenues, for a net decrease in oil, natural gas and NGL revenues of $18.1 million from 2015 to 2016.
The $124.7 million decrease in revenues from 2014 to 2015 was primarily due to a decrease in production of 2,244 mboe and a decrease in the average sales price of oil, natural gas and NGL. Decreased sales volumes resulted in a $67.9 million decrease in oil, natural gas and NGL revenues. The decrease in the sales price received per boe in 2015 compared to the 2014 resulted in a $56.8 million decrease in oil, natural gas and NGL revenues, for a net decrease in oil, natural gas and NGL revenues of $124.7 million from 2014 to 2015.
Production Expenses. For the year ended December 31, 2016, production expenses, excluding ad valorem taxes, were $6.8 million compared to $10.3 million and $13.5 million for the years ended 2015 and 2014, respectively. On a unit-of-production basis, production expenses, including ad valorem taxes, were $2.99 per boe in 2016 compared to $3.19 and $2.48 per boe in 2015 and 2014, respectively.
Production Taxes. For the year ended December 31, 2016, production taxes were $0.7 million, compared to a nominal amount and $2.9 million for the years ended 2015 and 2014, respectively. On a unit-of-production basis, production taxes were $0.31 per boe in 2016 compared to $0.01 per boe in 2015 and $0.54 per boe in 2014. Severance tax exemptions related to economically at risk wells for prior periods were realized in 2015, causing production taxes per boe in 2015 to be significantly lower than production taxes per boe in 2016.
The Reserve Report for the Underlying Properties and the Royalty Interests
The oil, natural gas and NGL reserves in this Annual Report were estimated by Software Integrated Solutions, Division of Schlumberger Technology Corporation ("Software Integrated Solutions"). The process to review and estimate the reserves begins with Chesapeake's Corporate Reserves Department collecting and verifying all pertinent data, including but not limited to well test data, production data, historical pricing, cost information, property ownership interests, reservoir data, and geosciences data. This data is reviewed by various levels of Chesapeake management for accuracy before consultation with Software Integrated Solutions. Software Integrated Solutions was consulted with regularity during the reserve estimation process to review properties, assumptions, and any new data available. Internal reserve estimates and methodologies are compared to Software Integrated Solutions' estimates and methodologies to test the reserve estimates and conclusions before the reserve estimates are included in this Annual Report. Additionally, Chesapeake's senior management reviews and approves the reserve report contained herein.
Internal Controls. Chesapeake's Director - Corporate Reserves is the technical person primarily responsible for overseeing the preparation of the Trust's reserve estimates. His qualifications include the following:

•	26 years of practical experience working for major oil companies, including 18 years in reservoir engineering responsible for estimation and evaluation of reserves;

•	Bachelor of Science degree in Petroleum Engineering;

•	registered professional engineer in the state of Texas; and

•	member in good standing of the Society of Petroleum Engineers.
Chesapeake ensures that the key members of Chesapeake's Corporate Reserves Department have appropriate technical qualifications to oversee the preparation of reserves estimates. Each of Chesapeake's Corporate Reserves Advisors has more than 30 years' experience in reserve estimation as a reservoir engineer. Each of its engineering technicians has a minimum of a four-year degree in mathematics, economics, finance or other technical/business/science field. Chesapeake also maintains a continuous education program for its engineers and technicians on new technologies and industry advancements and offer refresher training on basic skill sets.

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

•
Each quarter, Chesapeake's Corporate Reserves Department managers, the Director - Corporate Reserves, the Vice Presidents of its business units, the Director of Corporate and Strategic Planning and the Executive Vice President - Exploration and Production review all significant reserves changes and all new proved undeveloped reserves additions.

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
Software Integrated Solutions. Chesapeake engaged Software Integrated Solutions, a third-party engineering firm, to prepare all of the Trust's estimated proved reserves as of December 31, 2016. A copy of the report issued by the engineering firm is filed with this report as Exhibit 99.1. The qualifications of the technical person at the firm primarily responsible for overseeing the preparation of the Trust's reserve estimates are set forth below.

•	over 30 years of practical experience in the estimation and evaluation of reserves;

•	registered professional geologist licensed in the Commonwealth of Pennsylvania;

•	member in good standing of the Society of Petroleum Engineers and the Society of Petroleum Evaluation Engineers; and

•	Bachelor of Science degree in Geological Sciences.
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
Risks Related to the Units
Producing oil, natural gas and NGL on the Underlying Properties is a high-risk activity with many uncertainties. Any delays or reductions in production could decrease cash available for distribution to unitholders.
Producing oil, natural gas and NGL can be unprofitable if productive wells do not produce sufficient revenues to return a profit. Chesapeake's and third-party operators' decisions to develop or otherwise exploit certain areas within the AMI depended in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. Production operations on the Underlying Properties may be curtailed, delayed or canceled as a result of various factors, including the following:

•	unusual or unexpected geological formations and miscalculations or irregularities in formations;

•	equipment malfunctions, failures or accidents;

•	lack of available gathering facilities or delays in construction of gathering facilities;

•	lack of available capacity on interconnecting transmission pipelines;

•	pipe or cement failures and casing collapses;

•	pressures, fires, blowouts and explosions;

•	lost or damaged service tools;

•	uncontrollable flows of oil, natural gas and NGL water or drilling fluids;

•	natural disasters;

•	environmental hazards, such as oil, natural gas and NGL leaks, pipeline ruptures and discharges of toxic gases or fluids;

•	adverse weather conditions, such as extreme cold, fires caused by extreme heat or lack of rain and severe storms or tornadoes;

•	reductions in oil, natural gas and NGL prices; and

•	title problems affecting the Underlying Properties.
If the Producing Wells or Development Wells have lower than anticipated production due to one of the factors above or for any other reason, cash distributions to unitholders may be reduced.
Oil, natural gas and NGL prices fluctuate widely, and depressed prices for an extended period of time are likely to have a material adverse effect on proceeds to the Trust, Chesapeake's economic incentive to drill and cash distributions to unitholders.
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
These factors and the volatility of the energy markets make it extremely difficult to predict future oil, natural gas and NGL price movements with any certainty. Oil and natural gas prices remained low throughout 2016 and continuing into the first quarter of 2017.
Lower oil, natural gas and NGL prices have reduced, and could continue to reduce, proceeds to which the Trust is entitled and may ultimately reduce the amount of oil, natural gas and NGL that is economic to produce from the Underlying Properties. As a result, Chesapeake or any third-party operator of any of the Underlying Properties could determine during periods of low oil, natural gas and NGL prices to shut in or curtail production from wells on the Underlying Properties. In addition, the operator of the Underlying Properties could determine during periods of low oil, natural gas and NGL prices to plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices. Specifically, Chesapeake or any third-party operator may abandon any well or property if it reasonably believes that the well or property can no longer produce oil, natural gas and NGL in commercially economic quantities. This could result in termination of the portion of the Royalty Interests relating to the abandoned well or property, and Chesapeake would have no obligation to drill a replacement well. The volatility of oil, natural gas and NGL prices also reduces the accuracy of target distributions used to calculate the subordination and incentive thresholds.
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
As of December 31, 2016, none of the Trust’s estimated proved reserves (by volume) were undeveloped.
The present values included in this report do not represent the current market value of the Trust's estimated reserves. In accordance with SEC requirements, the estimates of our present values are based on prices and costs as of the date of the estimates. The price on the date of estimate is calculated as the average oil and natural gas price during the 12 months ending in the current reporting period, determined as the unweighted arithmetic average of prices on the first day of each month within the 12-month period. The December 31, 2016 present value is based on $42.75 per bbl of oil and $2.49 per mcf of natural gas before basis differential adjustments. Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of an estimate.
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
Reserve estimates for fields that do not have a lengthy production history are less reliable than estimates for fields with lengthy production histories. A lack of production history may contribute to inaccuracy in estimates of proved reserves, future production rates and the timing of development expenditures. Most of the Producing Wells have been operational for a relatively short period of time and estimated total reserves vary substantially from well to well and are not directly correlated to perforated lateral length or completion technique. There can be no assurance that the data used in preparing these estimates can accurately predict future production. The lack of operational history for horizontal wells in the Colony Granite Wash may also contribute to the inaccuracy of estimates of proved reserves. During 2016, the Trust recorded downward reserve revisions primarily due to higher-than-expected pressure depletion within certain areas of the AMI. During 2015, the Trust recorded significant downward reserve revisions primarily due to a decrease in commodity prices and the removal of PUDs that were not part of Chesapeake's drilling plan within the AMI. During 2014, the Trust recorded significant downward reserve revisions primarily due to the then current results being below expectations, primarily as a result of higher-than-expected pressure depletion within certain areas of the AMI and the removal of PUDs that were not part of Chesapeake's five-year development plan within the AMI. Future negative well performance or lower expected ultimate recovery could lead to further downward adjustments to our reserve estimates. A material and adverse variance of actual production, revenues and expenditures from those underlying reserve estimates would have a material adverse effect on the financial condition, results of operations and cash flows of the Trust and would reduce cash distributions to Trust unitholders.
Chesapeake's ability to satisfy its obligations to the Trust depends on its financial position, and in the event of Chesapeake's bankruptcy, it may be expensive and time-consuming for the Trust to exercise its remedies and the Trust may be treated as an unsecured creditor of Chesapeake.
Pursuant to the terms of the development agreement, Chesapeake was obligated to drill and complete, or participate as a non-operator in the drilling and completion of, the Development Wells at its own expense. As of June 30, 2016, Chesapeake had fulfilled its drilling and completion obligation under the development agreement. The conveyances provide that Chesapeake is obligated to market, or cause to be marketed, the oil, natural gas and NGL production related to the Underlying Properties. Due to the Trust's reliance on Chesapeake to fulfill these obligations, the value of the Royalty Interests and its ultimate cash available for distribution is highly dependent on Chesapeake's performance.
Chesapeake's ability to perform its obligations will depend on its future financial condition, economic performance and access to capital, which in turn will depend upon the supply and demand for oil, natural gas and NGL, prevailing economic conditions and financial, business and other factors, many of which are beyond Chesapeake's control.
The proceeds of the Royalty Interests may be commingled, for a period of time, with proceeds of Chesapeake's retained interest in the Underlying Properties, and Chesapeake will not be required to maintain a segregated account for proceeds payable to the Trust. In the event of a collection proceeding, it is possible that the Trust may not have adequate facts to trace its entitlement to funds in the commingled pool of funds and that other persons may, in asserting claims against Chesapeake's retained interest, be able to assert claims to the proceeds that should be delivered to the Trust. In addition, during any bankruptcy of Chesapeake, it is possible that payments of the royalties may be delayed or deferred. During the pendency of any Chesapeake bankruptcy proceedings, the ability to collect cash payments being held in Chesapeake's accounts that are attributable to production from the Trust properties, and even its ability to demand any of these remedies, may be stayed or prohibited by the bankruptcy proceeding.

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
The estimates of target distributions used to calculate the subordination thresholds and incentive thresholds were established by Chesapeake, and Chesapeake did not seek or receive an opinion or report on such estimates from any independent accountants, financial advisers or third-party reserve engineers. Such estimates were based on assumptions about drilling, production, oil, natural gas and NGL prices, hedging activities, capital expenditures, expenses, tax rates and production tax credits under state law and other matters that are inherently uncertain and are subject to significant business, economic, financial, legal, regulatory and competitive risks and uncertainties that could cause actual results to differ materially from those estimated. For example, these estimates assumed that oil, natural gas and NGL production would be sold at prices consistent with spot and settled NYMEX pricing for July through November 2011, monthly NYMEX forward pricing as of October 28, 2011 for the remainder of the period ending June 30, 2014 and assumed price increases after June 30, 2014 of 2.5% annually, capped at $120.00 per bbl of oil (which cap would be reached in 2025) and $7.00 per mmbtu of natural gas (which cap would be reached in 2028); however, actual sales prices have not increased at this rate and have declined, and may continue to decline, as they have since the end of 2014. Additionally, these estimates assumed that the Underlying Properties would achieve production volumes set forth in the reserve reports included in the Prospectus; however, actual production volumes have been, and are expected to continue to be, significantly lower. Further, production operations may be curtailed, delayed or terminated as a result of a variety of risks and uncertainties.
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
Although Chesapeake will not be entitled to receive any distribution on its subordinated units unless there is enough cash for all of the common units to receive a distribution equal to the subordination threshold for such quarter, the subordinated units constitute only a 25% interest in the Trust, and this feature does not guarantee that common units will receive a distribution equal to the subordination threshold, or any distribution at all. Depending on the prices at which Chesapeake is able to sell volumes attributable to the Trust, the common units may continue to receive a distribution that is below the subordination threshold. Additionally, the subordination period will terminate and the subordinated units will convert into common units at the end of the 2017 second quarter. After such time, the common units will no longer have the protection of the subordination threshold, and all Trust unitholders will share on a pro rata basis in the Trust's distributions. As of June 30, 2016, Chesapeake had fulfilled its drilling obligation under the development agreement.
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
Chesapeake may not serve as the operator of as many of the Developmental Wells as it expects and Chesapeake will rely upon unaffiliated third parties, who may be less qualified, to operate the Development Wells.
Pursuant to the development agreement between Chesapeake and the Trust, Chesapeake was obligated to, and did, drill and complete the equivalent of 118 Development Wells in the AMI as of June 30, 2016. Chesapeake owns a majority working interest in all of the locations on which it drilled Development Wells in 2016, and it expects to operate such wells during the remainder of the subordination period. Certain other Development Wells drilled by Chesapeake are currently operated by third-party operators. The failure of an operator to adequately perform operations could reduce production from the Underlying Properties and the cash available for distribution to Trust unitholders.
Because Chesapeake does not have a majority working interest in most of the non-operated properties comprising the Underlying Properties, Chesapeake may not be able to remove the operator in the event of poor or untimely performance. The failure of an operator to adequately perform operations could reduce the revenues distributable to the Trust and the amount of cash distributable to the Trust unitholders.
Production of oil, natural gas and NGL on the Underlying Properties could be materially and adversely affected by severe or unseasonable weather.
Production of oil, natural gas and NGL on the Underlying Properties could be materially and adversely affected by severe or unseasonable weather. Repercussions of severe weather conditions may include:

•	evacuation of personnel and curtailment of operations;

•	weather-related damage to facilities, resulting in suspension of operations;

•	inability to deliver materials to worksites; and

•	weather-related damage to pipelines and other transportation facilities.
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
The existence of a title deficiency with respect to the Underlying Properties could reduce the value or render a property worthless, thus adversely affecting the distributions to unitholders. Chesapeake does not obtain title insurance covering oil, natural gas and mineral leaseholds. Chesapeake's inability or failure to cure title defects could cause Chesapeake to lose its rights to some or all production from some of the Underlying Properties, which could result in a reduction in proceeds available for distribution to unitholders and the value of the Trust units may be reduced.
The Trust is passive in nature and will have no stockholder voting rights in Chesapeake, managerial, contractual or other ability to influence Chesapeake, or control over the field operations of, sales of oil, natural gas and NGL from, or development of, the Underlying Properties.
Trust unitholders have no voting rights with respect to Chesapeake securities and will have no managerial, contractual or other ability to influence Chesapeake's activities or operations of the Underlying Properties. In addition, some of the Development Wells are currently operated by third parties unrelated to Chesapeake. Such third-party operators may not have the operational expertise of Chesapeake within the AMI. Oil and natural gas properties are typically managed pursuant to an operating agreement among the working interest owners in the properties. The typical operating agreement contains procedures whereby the owners of the aggregate working interest in the property designate one of the interest owners to be the operator of the property. Under these arrangements, the operator is typically responsible for making all decisions relating to drilling activities, sale of production, compliance with regulatory requirements and other matters that affect the property. Neither the Trustee nor the Trust unitholders have any contractual ability to influence or control the field operations of, sales of oil, natural gas and NGL from, or future development of, the Underlying Properties.
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

•	the Trust's share of applicable taxes on the oil, natural gas and NGL; and

•
Trust administrative expenses, including fees paid to the Trustee and the Delaware Trustee, the annual administrative services fee payable to Chesapeake, tax return and Schedule K-1 preparation and mailing costs, independent auditor fees and registrar and transfer agent fees, costs associated with annual and quarterly reports to unitholders and certain internal expenses of the Trust incurred pursuant to the registration rights agreement.

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
Chesapeake owns an aggregate of 12,062,500 common units and 11,687,500 subordinated units. All of the subordinated units will automatically convert into common units at the end of the subordination period, which will occur at the end of the 2017 second quarter. Chesapeake may sell Trust units in the public or private markets, and any such sales could have an adverse impact on the price of the common units or on any trading market that may develop. The Trust has granted registration rights to Chesapeake, which, if exercised, would facilitate sales of Trust units by Chesapeake to the public.
Conflicts of interest could arise between Chesapeake and the Trust.
Chesapeake could have interests that conflict with the interests of the Trust and the Trust unitholders. For example:

•
Chesapeake's interests may conflict with those of the Trust and the Trust unitholders in situations involving the development, maintenance, operation or abandonment of the Underlying Properties. For example, Chesapeake may abandon a well that is no longer producing in paying quantities even though such well is still generating revenue for the Trust unitholders. Chesapeake may make decisions with respect to expenditures and decisions to allocate resources to projects in other areas that adversely affect the Underlying Properties, including reducing expenditures on these properties, which could cause oil, natural gas and NGL production to decline at a faster rate and thereby result in lower cash distributions by the Trust in the future.

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

In addition, Chesapeake has agreed that, if at any time the Trust's cash on hand (including available cash reserves) is not sufficient to pay the Trust's ordinary course expenses as they become due, it will lend funds to the Trust necessary to pay such expenses. Any such loan will be on an unsecured basis, and the terms of such loan will be substantially the same as those which would be obtained in an arms' length transaction between Chesapeake and an unaffiliated third party. If Chesapeake provides such funds to the Trust, it would become a creditor of the Trust and its interests as a creditor could conflict with the interests of unitholders. There were no loans outstanding as of December 31, 2016; however, in April 2016, Chesapeake loaned $200,000 to the Trust. The loan was repaid in May 2016. As of December 31, 2015, a $175,000 loan was outstanding with Chesapeake, and the loan was repaid in March 2016. In each case, Chesapeake agreed to permit the Trust to continue making distributions while the loan was outstanding.
Chesapeake may sell all or a portion of its retained interest in the Underlying Properties, subject to and burdened by the Royalty Interests; any such purchaser could have a weaker financial position and/or be less experienced in oil, natural gas and NGL development and production than Chesapeake.
Trust unitholders will not be entitled to vote on any sale by Chesapeake of its retained interest in the Underlying Properties and the Trust will not receive any proceeds from any such sale. The purchaser would be responsible for all of Chesapeake's obligations relating to the Royalty Interests on the portion of the Underlying Properties sold, including Chesapeake's obligation to operate the Underlying Properties sold in accordance with the Reasonably Prudent Operator Standard under the development agreement and Chesapeake's true-up obligations with respect to the Underlying Properties sold, and Chesapeake would have no continuing obligation to the Trust for those properties. Additionally, Chesapeake may enter into farmout or participation arrangements with respect to the wells burdened by the Royalty Interests. Any purchaser, farmout counterparty or participating partner could have a weaker financial position and/or be less experienced in oil, natural gas and NGL development and production in the Colony Granite Wash than

Chesapeake, which could result in a decrease in production from the Underlying Properties sold and a corresponding decrease in cash available for distribution to the Trust's unitholders. Additionally, in the event that Chesapeake enters into such a farmout or participation agreement, the Royalty Interests will not burden any interests that the counterparty earns under such an agreement.
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
The ability of the Underlying Properties to produce oil, natural gas and NGL economically and in commercial quantities could be impaired if Chesapeake is unable to acquire adequate supplies of water or is unable to dispose of or recycle the water it uses economically and in an environmentally safe matter.
Chesapeake’s inability to secure sufficient amounts of water, or to dispose of or recycle the water used in its operations, could adversely impact development of the Underlying Properties. The imposition of new environmental initiatives and regulations, such as the Oklahoma Corporation Commission’s volume reduction plans for oil and natural gas disposal wells injecting wastewater into the Arbuckle formation and the EPA's June 2016 pretreatment standards for wastewater, could further restrict Chesapeake’s ability to conduct certain operations such as hydraulic fracturing or disposal of waste, including, but not limited to, produced water, drilling fluids and other materials associated with the development or production of oil and natural gas.
Potential legislative and regulatory actions addressing climate change could significantly impact the oil and gas industry and Chesapeake, causing increased costs and reduced demand for oil and natural gas.
Various state governments and regional organizations have considered enacting new legislation and promulgating new regulations governing or restricting the emission of greenhouse gases from stationary sources such as Chesapeake's equipment and operations. At the federal level, the EPA has already made findings and issued regulations that require Chesapeake to establish and report an inventory of greenhouse gas emissions. Additional legislative and/or regulatory proposals for restricting greenhouse gas emissions or otherwise addressing climate change could increase operating costs and could adversely affect demand for the oil and natural gas that Chesapeake sells. The potential increase in operating costs could include new or increased costs to obtain permits, operate and maintain equipment and facilities, install new emission controls on equipment and facilities, acquire allowances to authorize greenhouse gas emissions, pay taxes related to greenhouse gas emissions and administer and manage a greenhouse gas emissions program. Even without federal legislation or regulation of greenhouse gas emissions, states may pursue the issue either directly or indirectly.

In addition, the United States was actively involved in the United Nations Conference on Climate Change in Paris, which led to the creation of the Paris Agreement. The Paris Agreement will require countries to review and “represent a progression” in their nationally determined contributions, which set emissions reduction goals, every five years. The Paris Agreement could further drive regulation in the United States. Restrictions on emissions of methane or carbon dioxide that have been or may be imposed in various states, or at the federal level could adversely affect the oil and gas industry. Moreover, incentives to conserve energy or use alternative energy sources as a means of addressing climate change could reduce demand for oil and natural gas. Finally, we note that some scientists have concluded that increasing concentrations of greenhouse gases in the Earth's atmosphere may produce climate changes that have significant physical effects, such as higher sea levels, increased frequency and severity of storms, droughts, floods, and other climatic events. If any such effects were to occur, they could have an adverse effect on the results of operations of the underlying properties, which could result in a reduction in proceeds available for distribution to unitholders.
The Trustee has identified a material weakness in internal control over financial reporting. If the Trust fails to remediate this material weakness or otherwise fails to develop, implement and maintain appropriate internal control in future periods, its ability to report its financial condition and results of operations accurately and on a timely basis could be adversely affected.
The Trustee has identified a material weakness in internal controls over the review of the net investment in royalty interests and the accuracy of the non-cash impairment of net investment in royalty interests. Accordingly, the Trustee believes that, as of December 31, 2016, disclosure controls and procedures were not effective. The Trustee also determined that this material weakness existed as of March 31, 2016, June 30, 2016 and September 30, 2016. The specific material weakness and remediation efforts are described in Item 9A, Controls and Procedures. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. The Trust cannot assure that it will adequately remediate the material weakness or that additional material weaknesses in internal controls will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties encountered in implementation, could result in additional material weaknesses, or could result in material misstatements in the financial statements. These misstatements could result in restatements of financial statements, cause the Trust to fail to meet reporting obligations or cause investors to lose confidence in reported financial information.
The Trust is in the process of remediating the identified material weakness in internal control, but the Trustee is unable at this time to estimate when the remediation effort will be completed. If the Trust fails to remediate this material weakness, there will continue to be an increased risk that future financial statements could contain errors that will be undetected. Further and continued determinations that there are material weaknesses in the effectiveness of internal control could reduce the accuracy of future financial statements. For more information relating to the Trustee's internal controls and disclosure controls and procedures, and the remediation plan undertaken by the Trust, see Item 9A, Controls and Procedures.

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
The present U.S. federal income tax treatment of publicly traded partnerships, including the Trust, or an investment in the Trust units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, from time to time, the U.S. President and members of Congress propose and consider substantive changes to the existing federal income tax laws that affect publicly traded partnerships. Further, final regulations under Section 7704(d)(1)(E) of the Internal Revenue Code recently published in the Federal Register interpret the scope of the qualifying income requirements for publicly traded partnerships by providing industry-specific guidance.
Any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible for the Trust to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes. The Trust is unable to predict whether any changes or other proposals will ultimately be enacted, including as a result of fundamental tax reform. Any such changes could negatively impact the value of an investment in the Trust units.
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
Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes audit adjustments to the Trust’s income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from the Trust. To the extent possible under the new rules, the Trust may elect to either pay the taxes (including any applicable penalties and interest) directly to the IRS or, if eligible, issue a revised Schedule K-1 to each unitholder with respect to an audited and adjusted return. Although the Trust may elect to have Trust unitholders take such audit adjustment into account in accordance with their interests in us during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. As a result, current Trust unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such Trust unitholders did not own units in the Trust during the tax year under audit. If, as a result of any such audit adjustment, the Trust is required to make payments of taxes, penalties and interest, cash available for distribution to Trust unitholders might be substantially reduced. These rules are not applicable for tax years beginning on or prior to December 31, 2017.
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
Investment in Trust units by tax-exempt entities, such as individual retirement accounts (known as IRAs), and non-U.S. persons could result in differing tax consequences. For example, some of the Trust income allocated to organizations exempt from U.S. federal income tax, including IRAs and other retirement plans, may be unrelated business taxable income which would be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons may be required to file U.S. federal income tax returns and pay tax on their share of the Trust's taxable income or proceeds from the sale of Trust units.

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
Final Treasury Regulations allow publicly traded partnerships to use a similar monthly simplifying convention to allocate tax items among transferors and transferees, although these regulations do not specifically authorize all aspects of the proration method the Trust has adopted. If the IRS were to challenge the Trust's proration method, the Trust may be required to change its allocation of items of income, gain, loss and deduction among the Trust unitholders and the costs to the Trust of implementing and reporting under any such changed method may be significant.
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
The present U.S. federal and state income tax laws affecting oil and natural gas exploration, development, and extraction may be modified by administrative, legislative or judicial interpretation at any time. Previous legislative proposals, if enacted into law, could make significant changes to such laws, including the elimination of certain key U.S. federal income tax incentives currently available to oil and natural gas exploration and production entities. These changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and natural gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) the elimination of the deduction for certain U.S. production activities and (iv) an extension of the amortization period for certain geological and geophysical expenditures. The President and Congress could include some or all of these previously proposed changes in conjunction with lower tax rates as part of fundamental tax reform legislation. The passage or adoption of these changes, or similar changes, could eliminate or postpone certain tax deductions that are currently available with respect to oil and natural gas exploration and development. Further, the President and Congress may propose and implement more general tax reform changes including changes to cost recovery rules and to the deductibility of interest expense that would impact the taxation of oil and gas entities. We are unable to predict whether any of these changes or other proposals will be enacted. Any such changes could adversely affect the Trust’s business, financial condition and results of operations.

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
Chesapeake has advised the Trustee that at this time Chesapeake has a number of lawsuits in process that involve properties in the AMI and has claims that exceed $40,000 individually or in aggregate. The Trust is not a party to any such lawsuit and Chesapeake has advised the Trustee that Chesapeake is not aware of any pending or threatened lawsuit or dispute that, individually or in the aggregate with other pending or threatened lawsuits or disputes, is likely to have a material adverse effect on the Trust's financial position or distributable income.

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

Common Units Representing Beneficial Interests

The common units representing beneficial interests in the Trust are listed and commenced trading on the New York Stock Exchange on November 11, 2011 under the symbol “CHKR.” The following table sets forth, for the periods indicated, the high and low sales prices per common unit as reported by the New York Stock Exchange:

	Common Units
	High	Low
First Quarter 2015 (January 1 through March 31)	$8.25	$5.10
Second Quarter 2015 (April 1 through June 30)	$9.34	$6.43
Third Quarter 2015 (July 1 through September 30)	$7.46	$4.41
Fourth Quarter 2015 (October 1 through December 31)	$5.83	$2.98
First Quarter 2016 (January 1 through March 31)	$3.43	$1.56
Second Quarter 2016 (April 1 through June 30)	$3.83	$1.81
Third Quarter 2016 (July 1 through September 30)	$2.45	$1.96
Fourth Quarter 2016 (October 1 through December 31)	$2.45	$2.10
As of February 23, 2017, 35,062,500 common units representing beneficial interests in Chesapeake Granite Wash Trust were outstanding and held by 15 certified unitholders of record. Such units were issued on November 16, 2011. The following table sets forth, for the periods indicated, the common and subordinated distribution per unit:

	Distribution per Unit
	Common Unit	Subordinated Unit
First Quarter 2015	$0.4496	$—
Second Quarter 2015	$0.3899	$—
Third Quarter 2015	$0.3579	$—
Fourth Quarter 2015	$0.3232	$—
First Quarter 2016 (1)	$0.2195	$—
Second Quarter 2016	$0.0403	$—
Third Quarter 2016	$0.0734	$—
Fourth Quarter 2016	$0.0857	$—
___________________________________________________________

(1)
A distribution of $0.2195 per common unit was paid on March 1, 2016 to common unitholders of record, as of February 19, 2016, other than Chesapeake. Chesapeake received $0.0369 per common unit and waived its right to receive the higher distribution on its units with respect to the quarter ended December 31, 2015. The Trust's distributable income for the quarter ended December 31, 2015 was $0.1567 per common unit. As the distributable income per common unit was below the subordination threshold, no distribution was declared for the subordinated units.

Pursuant to the Trust Agreement, if at any time the Trust's cash on hand (including cash reserves) is not sufficient to pay the Trust's ordinary course expenses as they become due, Chesapeake will loan funds to the Trust necessary to pay such expenses. Any funds loaned by Chesapeake pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust's business, and may not be used to satisfy Trust indebtedness for borrowed money of the Trust. If Chesapeake loans funds pursuant to this commitment, unless Chesapeake agrees otherwise, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. In April 2016, Chesapeake loaned $200,000 to the Trust. The loan was repaid in May 2016. As of December 31, 2015, a $175,000 loan was outstanding with Chesapeake, and the loan was repaid in March 2016. In each case, Chesapeake agreed to permit the Trust to continue making distributions while the loan was outstanding.

Equity Compensation Plans
The Trust does not have any employees and, therefore, does not maintain any equity compensation plans.
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities
None.

ITEM 6.	Selected Financial Data
Distributable Income
The following is a summary of royalty income, interest income and distributable income for the years ended December 31, 2016, 2015, 2014, 2013 and 2012:

	Years Ended December 31,
	2016	2015	2014	2013	2012
	($ in thousands, except per unit data)
Royalty income	$12,431	$36,377	$95,997	$114,010	$127,335
Interest income	$—	$—	$—	$—	$3
Distributable income	$12,485	$53,315	$83,984	$104,868	$116,510
Distributable income per common unit	$0.3561	$1.5206	$2.3953	$2.7171	$2.6265
Distributable income per subordinated unit	$—	$—	$—	$0.8214	$2.0892
Assets, Liabilities and Trust Corpus
The following is the balance of total assets, total liabilities and trust corpus as of December 31, 2016, 2015, 2014, 2013 and 2012:

	December 31,
	2016	2015	2014	2013	2012
	($ in thousands)
Total Assets	$31,938	$63,391	$256,604	$318,288	$429,621
Total Liabilities	$—	$175	$—	$8,071	$8,084
Trust Corpus	$31,938	$63,216	$256,604	$310,217	$421,537

ITEM 7.	Trustee's Discussion and Analysis of Financial Condition and Results of Operations
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
Concurrent with the Trust's initial public offering in November 2011, Chesapeake conveyed the Royalty Interests to the Trust effective July 1, 2011, which included interests in (a) 69 Producing Wells in the Colony Granite Wash play and (b) 118 Development Wells that have since been drilled in the Colony Granite Wash play on properties within the AMI. Chesapeake was obligated to drill, cause to be drilled or participate as a non-operator in the drilling of the Development Wells from drill sites in the AMI on or prior to June 30, 2016. Additionally, based on Chesapeake’s assessment of the ability of a Development Well to produce in paying quantities, Chesapeake was obligated to either complete and tie into production or plug and abandon each Development Well. As of and June 30, 2016, Chesapeake had fulfilled its drilling obligation under the development agreement.
The Trust was not responsible for any costs related to the drilling of the Development Wells and is not responsible for any other operating or capital costs of the Underlying Properties, and Chesapeake was not permitted to drill and complete any well in the Colony Granite Wash formation on acreage included within the AMI for its own account until it satisfied its drilling obligation to the Trust.
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
On November 16, 2011, Chesapeake novated to the Trust, and the Trust became party to, derivative contracts covering a portion of the production attributable to the Royalty Interests from October 1, 2011 through September 30, 2015. The Trust’s distributable income included net settlements under these derivative contracts. The fair value of the derivative contracts as of December 31, 2015 was a net asset of $2.1 million.
The Trust is required to make quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s administrative expenses, on or about 60 days following the completion of each calendar quarter through (and including) the quarter ending June 30, 2031. During the year ended December 31, 2016, four distributions were paid. See Liquidity and Capital Resources below and Note 6 to the financial statements contained in Part II, Item 8 of this Annual Report for more information regarding the distributions.
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

Results of Trust Operations
The quarterly payments to the Trust with respect to the Royalty Interests are based on the amount of proceeds actually received by Chesapeake during the preceding calendar quarter. Proceeds from production are typically received by Chesapeake one month after production. Due to the timing of the payment of production proceeds, quarterly distributions made by Chesapeake to the Trust generally include royalties attributable to sales of oil, natural gas and NGL for three months, comprised of the first two months of the quarter just ended and the last month of the quarter prior to that one. Chesapeake is required to make the Royalty Interest payments to the Trust within 35 days of the end of each calendar quarter. During the year ended December 31, 2016, the Trust received payments on the Royalty Interests representing royalties attributable to proceeds from sales of oil, natural gas and NGL for September 1, 2015 through August 31, 2016. During the year ended December 31, 2015, the payments received by the Trust represented royalties attributable to proceeds from sales of oil, natural gas and NGL for September 1, 2014 through August 31, 2015. During the year ended December 31, 2014, the payments received by the Trust represented royalties attributable to proceeds from sales of oil, natural gas and NGL for September 1, 2013 through August 31, 2014.
The Trust’s income available for distribution throughout 2015 and 2016 has been adversely affected by several factors. Oil and natural gas prices declined significantly in 2015 and 2016 and remain low through February 28, 2017. The Trust's revenues and distributable income available to unitholders have been and will continue to be adversely affected if commodity prices remain at current levels or decline further. For each of the quarterly production periods from September 1, 2015 to November 30, 2015, December 1, 2015 to February 29, 2016, March 1, 2016 to May 31, 2016, and June 1, 2016 to August 31, 2016, the Trust paid a common unit distribution below the applicable subordination threshold and no subordinated distribution was paid.
Low levels of future production and depressed commodity prices will continue to reduce the Trust’s revenues and distributable income available to unitholders and will likely result in continued distributions to common unitholders below the subordination threshold, which will no longer be applicable following the distribution for the second quarter of 2017. When a quarterly cash distribution in respect of the common units is lower than the applicable subordination threshold, the common units are not entitled to receive any additional distributions, nor are the common units or the subordinated units entitled to arrearages in any future quarter. Upon conversion of the subordinated units, it is anticipated that the quarterly cash distribution in respect of the common units will be lower due to the increased number of common units outstanding. In addition, if oil prices remain at current levels, we anticipate that there may be a further substantial decline in cash distributions resulting from lower realized oil prices, as oil production is no longer hedged. During the year ended December 31, 2016, approximately $2.1 million, or 17%, of the distributable income available to common unitholders was attributable to derivative settlement gains, or hedging activities.
During the year ended December 31, 2016, the Trust recognized an aggregate of $22.6 million in impairments of the Royalty Interests primarily due to a decrease in commodity prices used to calculate the proved reserves attributable to the Trust's interest in the Underlying Properties. During the years ended December 31, 2015 and 2014, the Trust recognized approximately $154.2 million and $35.4 million, respectively, in impairments of the Royalty Interests primarily due to a decrease in commodity prices used to calculate the proved reserves attributable to the Trust's interest in the Underlying Properties and lower proved reserve quantities attributable to higher-than-expected pressure depletion within certain areas of the AMI. See Note 2 to the financial statements contained in Part II, Item 8 of this Annual Report for further discussion of the impairments.
Distributable Income.  The Trust's distributable income was $12.5 million for the year ended December 31, 2016, compared to $53.3 million for the year ended December 31, 2015. The $40.8 million decrease from 2015 to 2016 was primarily due to a decrease in the average realized prices received from sales of oil, natural gas and NGL, a decrease in production volumes in the production period from September 1, 2015 to August 31, 2016 ("2016 production period") as compared to the production period from September 1, 2014 to August 31, 2015 ("2015 production period") and a decrease in derivative settlement gains. Distributable income paid to the Trust unitholders during the year ended December 31, 2014 and attributable to production from September 1, 2013 to August 31, 2014 ("2014 production period") was $84.0 million. The $30.7 million decrease in the Trust's distributable income for the 2015 production period as compared to the 2014 production period was the result of a decrease in the average realized prices received from sales of oil, natural gas and NGL and a decrease in production volumes in the 2015 production period as compared to the 2014 production period. See Royalty Income below for information regarding average prices received and sales volumes.

On a per unit basis, cash distributions during the year ended December 31, 2016 and attributable to the 2016 production period were $0.3561 per common unit and no subordinated unit distributions were paid as compared to $1.5206 per common unit and no subordinated unit distributions were paid for the year ended December 31, 2015 and attributable to the 2015 production period. Cash distributions were $2.3953 per common unit and no subordinated unit distributions were paid for the year ended December 31, 2014 and attributable to the 2014 production period. Distributable income for the production periods described above was calculated as follows:

	Years Ended December 31,
	2016	2015	2014
	($ in thousands, except per unit data)
Revenues:
Royalty income(1)	$12,431	$36,377	$95,997
Income (Expenses):
Production taxes	(449)	(681)	(1,920)
Trust administrative expenses(2)	(1,606)	(1,466)	(1,370)
Derivative settlement gain (loss)	2,109	19,085	(8,723)
Total income (expenses)	54	16,938	(12,013)
Distributable income available to unitholders	$12,485	$53,315	$83,984

Distributable income per common unit (35,062,500 units issued and outstanding)	$0.3561	$1.5206	$2.3953
Distributable income per subordinated unit (11,687,500 units issued and outstanding)(3)	$—	$—	$—
 _____________________________________________________

(1)	Net of certain post-production expenses.

(2)	Includes cash reserves withheld (used).

(3)
For the years ended December 31, 2016, 2015 and 2014, the Trust's calculated distributable income was below the applicable subordination threshold. As a result, no distribution was paid for the subordinated units in each year.

Royalty Income.  Royalty income to the Trust for the year ended December 31, 2016, and attributable to the 2016 production period, totaled $12.4 million based upon sales of production attributable to the Royalty Interests of 172 mbbls of oil, 4,306 mmcf of natural gas and 370 mbbls of NGL. Total production attributable to the Royalty Interests for the 2016 production period was 1,260 mboe. Average prices received for oil, natural gas and NGL production, including the impact of certain post-production expenses and excluding production taxes, during the 2016 production period were $34.28 per bbl of oil, $0.22 per mcf of natural gas and $15.08 per bbl of NGL, respectively.
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

The decrease in the price received per boe in the 2016 production period compared to the 2015 production period resulted in an $11.5 million decrease in royalty income. Decreased sales volumes resulted in a $12.5 million decrease in royalty income, for a net decrease in royalty income of $24.0 million.
The decrease in the price received per boe in the 2015 production period compared to the 2014 production period resulted in a $29.0 million decrease in royalty income. Decreased sales volumes resulted in a $30.6 million decrease in royalty income, for a net decrease in royalty income of $59.6 million.
Production Taxes.  Production taxes are calculated as a percentage of oil, natural gas and NGL revenues, net of any applicable tax credits. Production taxes for the year ended December 31, 2016, and attributable to the 2016 production period, totaled $0.4 million, or $0.36 per boe, or approximately 3.6% of royalty income, as compared to production taxes of $0.7 million, or $0.35 per boe, or approximately 1.9% of royalty income for the year ended December 31, 2015, and attributable to the 2015 production period, and $1.9 million, or $0.68 per boe, or approximately 2.0% of royalty income, for the year ended December 31, 2014, and attributable to the 2014 production period. The decrease in production taxes per boe from 2014 to 2015 was primarily due to a decrease in oil, natural gas and NGL prices.
Trust Administrative Expenses. Trust administrative expenses, including additional cash reserves, for the year ended December 31, 2016 totaled $1.6 million. Trust administrative expenses, including cash reserves, for the years ended December 31, 2015 and 2014 totaled $1.5 million and $1.4 million, respectively. Trust administrative expenses primarily consist of the administrative fees paid to the Trustees and Chesapeake and costs for accounting and legal services.
Cash Settlements on Derivatives.  The Trust recorded gains or losses from the derivative contracts when proceeds were received or payments were made, respectively. Swaps covering the 2015 production period were settled, during the year ended December 31, 2016, and proceeds received were included in the Trust's distributable income for the 2016 production period. Total gains on settlements of the derivative contracts during the year ended December 31, 2016 were $2.1 million. During the year ended December 31, 2015, swaps covering the 2015 production period were settled and proceeds received from the swaps were included in the Trust's distributable income for the 2015 production period. Total gains on settlements of the derivative contracts during the year ended December 31, 2015 were $19.1 million. During the year ended December 31, 2014, swaps covering the 2014 production period were settled with proceeds from royalty income for the 2014 production period. Total losses during the year ended December 31, 2014 were $8.7 million.
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
The Trust is required to make quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s administrative expenses, on or about 60 days following the completion of each calendar quarter through (and including) the quarter ending June 30, 2031. During the year ended December 31, 2016, four distributions were paid. The 2016 first quarter distribution of $0.2195 per common unit to common unitholders other than Chesapeake, consisting of proceeds attributable to production from September 1, 2015 through November 30, 2015, was made on March 1, 2016 to record unitholders as of February 19, 2016. Chesapeake received $0.0369 per common unit and waived its right to receive the higher distribution on its units with respect to the 2016 first quarter distribution. The Trust's distributable income was $0.1567 per common unit. The 2016 second quarter distribution of $0.0403 per common unit, consisting of proceeds attributable to production from December 1, 2015 through February 29, 2016, was made on

May 31, 2016 to record unitholders as of May 20, 2016. The 2016 third quarter distribution of $0.0734 per common unit, consisting of proceeds attributable to production from March 1, 2016 through May 31, 2016, was made on August 29, 2016 to record unitholders as of August 19, 2016. The 2016 fourth quarter distribution of $0.0857 per common unit, consisting of proceeds attributable to production from June 1, 2016 through August 31, 2016, was made on December 1, 2016 to record unitholders as of November 21, 2016. Because each of these distributions was below the applicable subordination threshold, no subordinated distributions were paid during the periods described above.
The following is a summary of distributable income, distributable income per common unit and distributable income per subordinated unit by quarter for the years ended December 31, 2016, 2015 and 2014 (in thousands except per unit amounts):

2016	Q1	Q2	Q3	Q4	Total
Distributable income	$5,493	$1,412	$2,574	$3,006	$12,485
Distributable income per common unit	$0.1567	$0.0403	$0.0734	$0.0857	$0.3561
Distributable income per subordinated unit	$—	$—	$—	$—	$—

2015	Q1	Q2	Q3	Q4	Total
Distributable income	$15,763	$13,673	$12,548	$11,331	$53,315
Distributable income per common unit	$0.4496	$0.3899	$0.3579	$0.3232	$1.5206
Distributable income per subordinated unit	$—	$—	$—	$—	$—

2014	Q1	Q2	Q3	Q4	Total
Distributable income	$23,227	$22,628	$20,321	$17,808	$83,984
Distributable income per common unit	$0.6624	$0.6454	$0.5796	$0.5079	$2.3953
Distributable income per subordinated unit	$—	$—	$—	$—	$—
On February 6, 2017, the Trust announced that a cash distribution of $0.0912 per common unit consisting of proceeds attributable to production from September 1, 2016 to November 30, 2016, to common unitholders of record, as of February 20, 2017 would be paid on March 2, 2017. The Trust's quarterly calculated income available for distribution was $0.0684 per unit, which was $0.3416 below the subordination threshold. See Note 7 to the financial statements contained in Item 8 of this Annual Report for additional information regarding the distribution paid on March 2, 2017 to record unitholders as of February 20, 2017.
The subordination period will end at the end of the 2017 second quarter, at which time the common units will no longer have the protection of the subordination threshold and the subordinated units will convert on a one-to-one basis into common units. After such time, the Trust unitholders will share on a pro rata basis in the Trust’s distributions, and we expect the common units distribution will decrease due to the increased number of common units outstanding.
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
Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including cash reserves) is not sufficient to pay the Trust’s ordinary course expenses as they become due, Chesapeake will loan funds to the Trust necessary to pay such expenses. Any funds loaned by Chesapeake pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness for borrowed money of the Trust. If Chesapeake loans funds pursuant to this commitment, unless Chesapeake agrees otherwise, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. As of December 31, 2016, there were no loans outstanding. As of December 31, 2015, a $175,000 loan was outstanding with Chesapeake, and the loan was repaid in March 2016. Chesapeake agreed to permit the Trust to continue making distributions while the loan was outstanding.
Off-Balance Sheet Arrangements
The Trust has no off-balance sheet arrangements. The Trust has not guaranteed the debt of any other party, nor does the Trust have any other arrangements or relationships with other entities that could potentially result in unconsolidated debt, losses or contingent obligations.
Contractual Obligations
As of December 31, 2016, the Trust had no obligations or commitments to make future contractual payments other than the Trustee administrative fee, administrative services fee and the Delaware Trustee administrative fee payable to the Trustee, Chesapeake and the Delaware Trustee, respectively. The table below summarizes the Trust's contractual obligations as of December 31, 2016.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	($ in thousands)
Contractual Obligations:
Trustee administrative fee	$2,538	$175	$350	$350	$1,663
Chesapeake administrative services fee	2,900	200	400	400	1,900
Delaware Trustee administrative fee	29	2	4	4	19
Total contractual obligations	$5,467	$377	$754	$754	$3,582
The Trust is obligated to make quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust's expenses, approximately 60 days following the completion of each calendar quarter through, and including, the quarter ending June 30, 2031.
Critical Accounting Policies and Estimates
Basis of Accounting. Financial statements of the Trust differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) as the Trust records revenues when received and expenses when paid and may also establish certain cash reserves for contingencies that would not be accrued in financial statements prepared in accordance with GAAP. This non-GAAP, comprehensive basis of accounting corresponds to the accounting principles permitted for royalty trusts by the SEC as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts. The Trust's financial statements for all periods presented have been prepared by the Trust in accordance with the accounting policies noted below.
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

Use of Estimates. The preparation of financial statements requires the Trust to make estimates and assumptions that affect the reported amounts of assets, liabilities and Trust corpus during the reporting period. Significant estimates that impact the Trust's financial statements include estimates of proved oil, natural gas and NGL reserves, which are used to compute the Trust's amortization of Investment in Royalty Interests and, as necessary, to evaluate potential impairment of Investment in Royalty Interests and determine the fair value of outstanding derivatives. Actual results could differ from those estimates.
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

Report of Independent Registered Public Accounting Firm

To the Unitholders of Chesapeake Granite Wash Trust and The Bank of New York Mellon Trust Company, N.A, Trustee:
We have audited the accompanying statements of assets, liabilities and trust corpus of the Chesapeake Granite Wash Trust (the “Trust”) as of December 31, 2016 and 2015, and the related statements of distributable income and of changes in trust corpus for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As described in Note 2, these financial statements were prepared on the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.
In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities, and trust corpus of the Chesapeake Granite Wash Trust at December 31, 2016 and 2015, and its distributable income and its changes in trust corpus for each of the three years in the period ended December 31, 2016, in accordance with the modified cash basis of accounting described in Note 2.

/s/ PricewaterhouseCoopers LLP
Oklahoma City, Oklahoma

March 30, 2017

CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	December 31,
	2016	2015
	($ in thousands)
ASSETS:
Cash and cash equivalents	$1,215	$1,149
Short-term derivative asset	—	2,109

Investment in royalty interests	487,793	487,793
Less: accumulated amortization	(457,070)	(427,660)
Net investment in royalty interests	30,723	60,133
Long-term derivative asset	—	—
Total assets	$31,938	$63,391
LIABILITIES AND TRUST CORPUS:
Loan from Chesapeake	$—	$175
Total liabilities	—	175
Trust corpus; 35,062,500 common units and 11,687,500 subordinated units authorized and outstanding	31,938	63,216
Total liabilities and Trust corpus	$31,938	$63,391

The accompanying notes are an integral part of these financial statements.

CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF DISTRIBUTABLE INCOME

	Years Ended December 31,
	2016	2015	2014
	($ in thousands, except per unit data)
REVENUES:
Royalty income	$12,431	$36,377	$95,997
INCOME (EXPENSES):
Production taxes	(449)	(681)	(1,920)
Trust administrative expenses	(1,606)	(1,466)	(1,370)
Derivative settlement gain (loss)	2,109	19,085	(8,723)
Total income (expenses)	54	16,938	(12,013)
Distributable income available to unitholders	$12,485	$53,315	$83,984

Distributable income per common unit (35,062,500 units)	$0.3561	$1.5206	$2.3953
Distributable income per subordinated unit (11,687,500 units)	$—	$—	$—

CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF CHANGES IN TRUST CORPUS

	Years Ended December 31,
	2016	2015	2014
	($ in thousands)
TRUST CORPUS: Beginning of period	$63,216	$256,604	$310,217
Cash reserve surplus (deficit)	242	(133)	(30)
Amortization of investment in royalty interests	(6,802)	(22,536)	(44,832)
Impairment of investment in royalty interests	(22,609)	(154,206)	(35,444)
Change in derivative asset/liability	(2,109)	(16,513)	26,693
Distributable income	12,485	53,315	83,984
Distributions paid to unitholders	(12,485)	(53,315)	(83,984)
TRUST CORPUS: End of period	$31,938	$63,216	$256,604

The accompanying notes are an integral part of these financial statements.

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS

1.	Organization of the Trust
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

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS – (Continued)

The aggregate distributions paid in the year ended December 31, 2016 were $0.3561 per common unit. No subordinated unit distributions were paid during the year ended December 31, 2016. The distributable income for the four production periods from September 1, 2015 to August 31, 2016 was, in each case, below the applicable subordination threshold. See Note 6 for additional information related to the quarterly cash distributions and Risks and Uncertainties in Note 2 below.
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

Risks and Uncertainties.  The Trust’s revenue and distributions are substantially dependent upon the prevailing and future prices for oil, natural gas and NGL, each of which depends on numerous factors beyond the Trust’s control such as economic conditions, regulatory developments and competition from other energy sources. Oil, natural gas and NGL prices historically have been volatile and may be subject to significant fluctuations in the future. The Trust’s derivative contracts, which were only in effect through September 30, 2015, served to mitigate the effect of this price volatility on a portion of the Trust’s anticipated oil and NGL production. Beginning October 1, 2015, all of the production attributable to the Trust's Royalty Interests is subject to market prices, and currently, there are no derivative contracts. See Note 3 for a discussion of the Trust’s former derivative contracts.
The Trust’s income available for distribution throughout 2015 and 2016 has been adversely affected by several factors. Oil and natural gas prices declined significantly throughout 2015 and remained low throughout 2016. The Trust's revenues and distributable income available to unitholders have been and will continue to be adversely affected if commodity prices remain at current levels or decline further. For each of the quarterly production periods in the 2016 production period, the Trust paid a common unit distribution below the applicable subordination threshold and no subordinated distribution was paid. On February 6, 2017, the Trust declared a cash distribution of $0.0912 per common unit, consisting of proceeds attributable to production from September 1, 2016 to November 30, 2016. The distribution was paid on March 2, 2017 to record unitholders as of February 20, 2017. All of the quarterly income available for distribution was used to make the common unit distribution and no subordinated unit distribution was paid. See Note 6 for information regarding prior distributions paid and Note 7 for information regarding the distribution paid on March 2, 2017.
During the year ended December 31, 2016, approximately $2.1 million, or 17%, of the distributable income available to common unitholders was attributable to derivative settlement gains. As disclosed in Note 3, the derivative

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS – (Continued)

contracts were initially novated to the Trust in November 2011 and covered a portion of the production attributable to the Royalty Interests from October 1, 2011 through September 30, 2015. Settlement of these derivative contracts continued through February 2016.
During the year ended December 31, 2016, the Trust recognized an aggregate of $22.6 million in impairments of the Royalty Interests. During the years ended December 31, 2015 and 2014, the Trust recognized approximately $154.2 million and $35.4 million, respectively, in impairments of the Royalty Interests. See Investment in Royalty Interests below for further discussion of the impairments.
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
On a quarterly basis, the Trust evaluates the carrying value of the Investment in Royalty Interests under the full cost accounting rules of the SEC. This quarterly review is referred to as a ceiling test. Under the ceiling test, the carrying value of the Investment in Royalty Interests may not exceed an amount equal to the sum of the present value (using a 10% discount rate) of the estimated future net revenues from proved reserves. During the years ended December 31, 2016, 2015 and 2014, there was an aggregate of $22.6 million, $154.2 million, and $35.4 million, respectively, in impairments to the carrying value of the Investment in Royalty Interests. The 2016 impairments were primarily due to a decrease in commodity prices used to calculate the proved reserves attributable to the Trust's interest in the Underlying Properties. The 2015 impairments were primarily the result of a decrease in commodity prices and lower proved reserve quantities attributable to higher-than-expected pressure depletion within certain areas of the AMI. This depletion has resulted in lower initial production rates and lower expected ultimate recovery in some Development Wells. The impairments resulted in non-cash charges to Trust corpus and did not affect the Trust's distributable income. Further material write-downs in subsequent quarters will occur if the trailing 12-month commodity prices continue to fall as compared to the commodity prices used in prior quarters. See Risks and Uncertainties above for further discussion.
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
Loan Commitment.  Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course expenses as they become due, Chesapeake will loan funds to the Trust necessary to pay such expenses. Such loans will be recorded as a liability on the Statements of Assets, Liabilities and Trust Corpus until repaid. A loan neither increases nor decreases distributions to unitholders; however, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount and unless Chesapeake agrees otherwise) until the loan is repaid. There were no loans

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS – (Continued)

outstanding as of December 31, 2016. As of December 31, 2015, a $175,000 loan was outstanding with Chesapeake, and the loan was repaid in March 2016. Chesapeake agreed to permit the Trust to continue making distributions while the loan was outstanding.
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
The Trust's derivative contracts were intended to manage its exposure to adverse changes in oil prices. On November 16, 2011, Chesapeake novated derivative contracts to the Trust pursuant to which the Trust became party to derivative contracts covering a portion of its expected production from October 1, 2011 through September 30, 2015. These derivative contracts consisted of fixed-price oil swaps in which the Trust received a fixed price and paid a floating market price based on New York Mercantile Exchange (NYMEX) settlement prices to the counterparty for the underlying commodity of the derivative. As a party to these contracts, the Trust received payments directly from its counterparty or was required to pay any amounts owed directly to the counterparty. All swaps were net settled based on the difference between the fixed-price payment and the floating-price payment.
All of the Trust's derivative contracts expired on September 30, 2015. The Trust continued to settle the derivative contracts through February 2016 for production through September 30, 2015.
Additional Disclosures Regarding Derivative Contracts
In accordance with accounting guidance for derivatives and hedging, and because a legal right of set-off existed, the Trust has netted the value of its derivative contracts with the counterparty in the accompanying Statements of Assets, Liabilities and Trust Corpus as of December 31, 2016. The Trust did not apply hedge accounting to any of its derivative contracts, and therefore, any changes in the fair value of the derivative contracts prior to settlement were accounted for as an adjustment to Trust corpus. Results of settled derivative contracts were reflected in distributable income in the period when paid. The Trust settled derivative contracts that resulted in receipts from the counterparty of $2.1 million for the year ended December 31, 2016 and $19.1 million for the year ended December 31, 2015, and payments to the counterparty of $8.7 million for the year ended December 31, 2014, respectively.
On a gross basis without regard to same-counterparty netting, the fair value of short-term commodity derivatives in the Statements of Assets, Liabilities and Trust Corpus as of December 31, 2015, was $2.1 million.
All of the Trust’s derivative positions were subject to netting arrangements which provide for offsetting of asset and liability positions, as well as related cash collateral if applicable. Such netting arrangements generally did not have restrictions. Under such netting arrangements, the Trust offset the fair value of derivative instruments with cash collateral received or paid for those contracts executed with the same counterparty, which reduced the Trust’s total assets and Trust corpus. As of December 31, 2016 and 2015, the Trust did not have any cash collateral balances for these derivatives.
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

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS – (Continued)

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
Trustee Administrative Fee.  Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $175,000 to the Trustee, paid in equal quarterly installments. The administrative fee may be adjusted for inflation by no more than 3% in any calendar year beginning in 2015. As of December 31, 2016, no inflation adjustment has been made.
Agreements with Chesapeake.  In connection with the initial public offering and the conveyance of the Royalty Interests to the Trust, the Trust entered into an administrative service agreement, a development agreement and a registration rights agreement with Chesapeake.
Pursuant to the administrative services agreement, Chesapeake provides the Trust with certain accounting, tax preparation, bookkeeping and information services related to the Royalty Interests and the registration rights agreement. In return for the services provided by Chesapeake under the administrative services agreement, the Trust pays Chesapeake, in equal quarterly installments, an annual fee of $200,000, which will remain fixed for the life of the Trust. Chesapeake is also entitled to receive reimbursement for its actual out-of-pocket fees, costs and expenses incurred in connection with the provision of any of the services under the agreement. Chesapeake was paid approximately $168,000, $247,000 and $428,000 in fees and reimbursements in 2016, 2015 and 2014, respectively.
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

Pursuant to the development agreement with the Trust, Chesapeake was obligated to drill, cause to be drilled or participate as a non-operator in the drilling of 118 Development Wells by June 30, 2016. Additionally, based on Chesapeake’s assessment of the ability of a Development Well to produce in paying quantities, Chesapeake was obligated to either complete and tie into production or plug and abandon each Development Well. Chesapeake also agreed not to drill and complete, or permit any other person within its control to drill and complete, any well in the AMI other than the Development Wells until Chesapeake met its obligation to drill the Development Wells. As of June 30, 2016, Chesapeake had fulfilled its drilling obligation under the development agreement.
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
Loan Commitment. Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including available cash reserves) is insufficient to pay the Trust’s ordinary course expenses as they become due, Chesapeake will loan

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS – (Continued)

funds to the Trust necessary to pay such expenses. Any funds loaned by Chesapeake pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness for borrowed money of the Trust. If Chesapeake loans funds pursuant to this commitment, unless Chesapeake agrees otherwise, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. There were no loans outstanding as of December 31, 2016. As of December 31, 2015, a $175,000 loan was outstanding with Chesapeake, and the loan was repaid in March 2016. Chesapeake agreed to permit the Trust to continue making distributions while the loan was outstanding.

6.	Distributions to Unitholders
The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s expenses, approximately 60 days following the completion of each quarter through (and including) the quarter ending June 30, 2031.
For the years ended December 31, 2016, 2015 and 2014, the Trust declared and paid the following cash distributions:

		Cash Distribution per Common Unit
Production Period	Distribution Date	Public Unitholders Other Than Chesapeake	Chesapeake	Cash Distribution per Subordinated Unit(1)
June 2016 – August 2016	December 1, 2016	$0.0857	$0.0857	$—
March 2016 – May 2016	August 29, 2016	$0.0734	$0.0734	$—
December 2015 – February 2016	May 31, 2016	$0.0403	$0.0403	$—
September 2015 – November 2015 (2)	March 1, 2016	$0.2195	$0.0369	$—

June 2015 – August 2015	November 30, 2015	$0.3232	$0.3232	$—
March 2015 – May 2015	August 31, 2015	$0.3579	$0.3579	$—
December 2014 – February 2015	June 1, 2015	$0.3899	$0.3899	$—
September 2014 – November 2014	March 2, 2015	$0.4496	$0.4496	$—

June 2014 – August 2014	December 1, 2014	$0.5079	$0.5079	$—
March 2014 – May 2014	August 29, 2014	$0.5796	$0.5796	$—
December 2013 – February 2014	May 30, 2014	$0.6454	$0.6454	$—
September 2013 – November 2013	March 3, 2014	$0.6624	$0.6624	$—
 ___________________________________________________

(1)
For the production periods from June 2013 through August 2016, the distribution per common unit was below the applicable subordination threshold, and no distribution was declared for the subordinated units.

(2)
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

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS – (Continued)

7. Subsequent Events
On February 6, 2017, the Trust declared a cash distribution of $0.0912 per common unit, consisting of proceeds attributable to production from September 1, 2016 to November 30, 2016. The distribution was paid on March 2, 2017 to record unitholders as of February 20, 2017. The Trust’s quarterly income available for distribution was $0.0684 per unit, which was $0.3416 below the applicable subordination threshold of $0.4100. All of the quarterly income available for distribution was used to make the common unit distribution, and no subordinated unit distribution was paid. Distributable income attributable to production from September 1, 2016 to November 30, 2016, was calculated as follows (in thousands except for unit and per unit amounts):

Revenues:
Royalty income(1)	$3,773
Income (Expenses):
Production taxes	(164)
Trust administrative expenses(2)	(412)
Total expenses	(576)
Distributable income available to unitholders	$3,197

Distributable income per common unit (35,062,500 units issued and outstanding)	$0.0912
Distributable income per subordinated unit (11,687,500 units issued and outstanding)(3)	$—
 ___________________________________________________

(1)	Net of certain post-production expenses.

(2)	Including cash reserves withheld.

(3)	As the distributable income per common unit was below the subordination threshold, no distribution was declared for the subordinated units.

CHESAPEAKE GRANITE WASH TRUST
SUPPLEMENTARY INFORMATION

Quarterly Financial Data (unaudited)
The following is a summary of royalty income and distributable income by quarter for 2016 and 2015:

	Year Ended December 31, 2016
	Q1	Q2	Q3	Q4	2016
	($ in thousands, except per unit data)
Royalty income	$4,079	$2,354	$2,608	$3,390	$12,431
Distributable income	$5,493	$1,412	$2,574	$3,006	$12,485
Distributable income per common unit	$0.1567	$0.0403	$0.0734	$0.0857	$0.3561
Distributable income per subordinated unit	$—	$—	$—	$—	$—

	Year Ended December 31, 2015
	Q1	Q2	Q3	Q4	2015
	($ in thousands, except per unit data)
Royalty income	$15,828	$8,235	$6,808	$5,506	$36,377
Distributable income	$15,763	$13,673	$12,548	$11,331	$53,315
Distributable income per common unit	$0.4496	$0.3899	$0.3579	$0.3232	$1.5206
Distributable income per subordinated unit	$—	$—	$—	$—	$—
Supplemental Disclosures About Oil, Natural Gas and NGL Producing Activities (unaudited)
Net Capitalized Costs. Capitalized costs related to the Trust's oil, natural gas and NGL producing activities are summarized as follows:

	December 31,
	2016	2015
	($ in thousands)
Oil and natural gas properties:
Proved	$487,793	$487,793
Unproved	—	—
Total	487,793	487,793
Less accumulated amortization	(457,070)	(427,660)
Net capitalized costs	$30,723	$60,133
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

CHESAPEAKE GRANITE WASH TRUST
SUPPLEMENTARY INFORMATION – (Continued)

Results of Operations from Oil, Natural Gas and NGL Producing Activities. Chesapeake's results of operations from oil, natural gas and NGL producing activities for the Trust's interest are presented below for the years ended December 31, 2016, 2015 and 2014. The following table includes revenues and expenses associated directly with the Trust's oil and natural gas producing activities. Production expenses and production taxes are deducted by Chesapeake prior to remittance of royalty income to the Trust. The following calculation does not include any interest income or general and administrative costs and, therefore, is not necessarily indicative of distributable income:

	Years Ended December 31,
	2016	2015	2014
	($ in thousands)
Sales of oil, natural gas and NGL	$12,431	$36,377	$95,997
Production taxes	(449)	(681)	(1,920)
Amortization of investment in royalty interests	(6,802)	(22,536)	(44,832)
Impairment of investment in royalty interests	(22,609)	(154,206)	(35,444)
Results of operations from oil, natural gas and NGL producing activities	$(17,429)	$(141,046)	$13,801
The following oil, natural gas and NGL information was prepared on an accrual basis, which is the basis upon which Chesapeake maintains its records and is different from the modified cash basis on which the Trust financial statements are prepared. A reconciliation of information presented on the modified cash basis to the accrual basis for the year ended December 31, 2016 is as follows:

		For the Period Ended
Year Ended December 31, 2016	Modified Cash Basis(1)	September 1, 2015 to December 31, 2015	September 1, 2016 to December 31, 2016	Accrual Basis(2)

Production Data:
Oil (mbbl)	172	(58)	47	161
Natural Gas (mmcf)	4,306	(1,634)	1,189	3,861
NGL (mbbl)	370	(127)	108	351
Total (mboe)	1,260	(458)	353	1,155

Royalty income (in thousands)	$12,431	$(17,352)	$18,146	$13,225
Production taxes (in thousands)	(449)	133	(228)	(544)
	$11,982	$(17,219)	$17,918	$12,681
 ___________________________________________________

(1)
Oil, natural gas and NGL volumes attributable to the Royalty Interests and related revenues and expenses included in Chesapeake's 2016 net revenue distributions to the Trust. Represents oil, natural gas and NGL production from September 1, 2015 to August 31, 2016.

(2)
Oil, natural gas and NGL volumes attributable to the Royalty Interests and related revenues and expenses, presented on an accrual basis, from January 1, 2016 through December 31, 2016, a portion of which will be reflected on the modified cash basis in distributable income in subsequent quarters.

CHESAPEAKE GRANITE WASH TRUST
SUPPLEMENTARY INFORMATION – (Continued)

A reconciliation of information presented on the modified cash basis to the accrual basis for the year ended December 31, 2015 is as follows:

		For the Period Ended
Year Ended December 31, 2015	Modified Cash Basis(1)	September 1, 2014 to December 31, 2014	September 1, 2015 to December 31, 2015	Accrual Basis(2)

Production Data:
Oil (mbbl)	269	(93)	58	234
Natural Gas (mmcf)	6,447	(2,474)	1,634	5,607
NGL (mbbl)	575	(253)	127	449
Total (mboe)	1,920	(760)	548	1,618

Royalty income (in thousands)	$36,377	$(18,472)	$17,352	$35,257
Production taxes (in thousands)	(681)	386	(133)	(428)
	$35,696	$(18,086)	$17,219	$34,829
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

		For the Period Ended
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

CHESAPEAKE GRANITE WASH TRUST
SUPPLEMENTARY INFORMATION – (Continued)

Estimated Oil, Natural Gas and NGL Reserve Quantities. The Trust's independent petroleum engineering firm, Software Integrated Solutions, Division of Schlumberger Technology Corporation, estimated all of the proved reserves as of December 31, 2016 for the Royalty Interests. The qualifications of the technical person at Software Integrated Solutions primarily responsible for overseeing the firm's preparation of the Trust's reserve estimates are set forth below.

•	over 30 years of practical experience in the estimation and evaluation of reserves;

•	registered professional geologist licensed in the Commonwealth of Pennsylvania;

•	member in good standing of the Society of Petroleum Engineers and the Society of Petroleum Evaluation Engineers; and

•	Bachelor of Science degree in Geological Sciences.
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

CHESAPEAKE GRANITE WASH TRUST
SUPPLEMENTARY INFORMATION – (Continued)

Presented below is a summary of changes in estimated reserves of the Royalty Interests for 2016, 2015 and 2014.

	December 31, 2016
	Oil	Gas	NGL	Total
	(mbbl)	(mmcf)	(mbbl)	(mboe)
Proved reserves, beginning of period	896	32,237	3,233	9,502
Extensions, discoveries and other additions	—	—	—	—
Revisions of previous estimates, price(1)	(29)	(920)	(95)	(277)
Revisions of previous estimates, other(2)	(20)	(4,160)	(754)	(1,469)
Production	(161)	(3,861)	(351)	(1,155)
Proved reserves, end of period	686	23,296	2,033	6,601

Proved developed reserves:
Beginning of period	840	30,004	3,039	8,880
End of period	686	23,296	2,033	6,601

Proved undeveloped reserves:
Beginning of period	56	2,233	194	622
End of period	—	—	—	—

	December 31, 2015
	Oil	Gas	NGL	Total
	(mbbl)	(mmcf)	(mbbl)	(mboe)
Proved reserves, beginning of period	1,468	45,510	4,870	13,923
Extensions, discoveries and other additions(3)	132	3,646	316	1,056
Revisions of previous estimates, price(4)	(113)	(3,301)	(358)	(1,022)
Revisions of previous estimates, other(5)	(357)	(8,011)	(1,146)	(2,837)
Production	(234)	(5,607)	(449)	(1,618)
Proved reserves, end of period	896	32,237	3,233	9,502

Proved developed reserves:
Beginning of period	1,076	36,135	3,874	10,972
End of period	840	30,004	3,039	8,880

Proved undeveloped reserves:
Beginning of period	392	9,375	996	2,951
End of period	56	2,233	194	622

CHESAPEAKE GRANITE WASH TRUST
SUPPLEMENTARY INFORMATION – (Continued)

	December 31, 2014
	Oil	Gas	NGL	Total
	(mbbl)	(mmcf)	(mbbl)	(mboe)
Proved reserves, beginning of period	2,102	61,195	6,201	18,502
Extensions, discoveries and other additions	136	3,063	341	986
Revisions of previous estimates, price	3	94	9	28
Revisions of previous estimates, other(6)	(411)	(10,931)	(905)	(3,137)
Production	(362)	(7,911)	(776)	(2,456)
Proved reserves, end of period	1,468	45,510	4,870	13,923

Proved developed reserves:
Beginning of period	1,274	42,161	4,339	12,640
End of period	1,076	36,135	3,874	10,972

Proved undeveloped reserves:
Beginning of period	828	19,034	1,862	5,862
End of period	392	9,375	996	2,951
___________________________________________________

(1)
During 2016, the Trust recorded downward reserve revisions of 277 mboe to the December 31, 2015 estimates of reserves resulting from changes to oil and natural gas prices. Before basis differential adjustments, oil and natural gas prices used in estimating proved reserves decreased substantially as of December 31, 2016 compared to December 31, 2015 using the trailing 12-month average prices required by the Securities and Exchange Commission ("SEC"). Oil prices decreased by $7.53 per bbl, or 15%, to $42.75 per bbl from $50.28 per bbl. Natural gas prices decreased $0.09 per mcf, or 3%, to $2.49 per mcf from $2.58 per mcf.

(2)
During 2016, the Trust recorded downward reserve revisions of 1,469 mboe to the December 31, 2015 estimates of reserves resulting from changes to previous estimates. These non-price related revisions were primarily attributable to shut-in wells and lower production in forecasts.

(3)
During 2015, the Trust recorded 1,056 mboe of extensions, discoveries, and other additions. New PUDs were added because the drilling locations were changed, and these extensions were partially offset with the removal of PUDs shown in the revisions of previous estimates.

(4)
During 2015, the Trust recorded downward reserve revisions of 1,022 mboe to the December 31, 2014 estimates of reserves resulting from changes to oil and natural gas prices. Before basis differential adjustments, oil and natural gas prices used in estimating proved reserves decreased substantially as of December 31, 2015 compared to December 31, 2014 using the trailing 12-month average prices required by the SEC. Oil prices decreased by $44.70 per bbl, or 47%, to $50.28 per bbl from $94.98 per bbl. Natural gas prices decreased $1.77 per mcf, or 41%, to $2.58 per mcf from $4.35 per mcf.

(5)
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

(6)
During 2014, the Trust recorded downward reserve revisions of 3,137 mboe to the December 31, 2013 estimates of reserves resulting from changes to previous estimates. These non-price related revisions were primarily due to higher-than-expected pressure depletion in certain areas of the AMI and removal of reserves that are not part of Chesapeake's five-year development plan within the AMI.

CHESAPEAKE GRANITE WASH TRUST
SUPPLEMENTARY INFORMATION – (Continued)

Presented below is a summary of the adjustment to the estimated reserves attributable to the Royalty Interests to adjust the reserves to the balance attributable to the Trust under the modified cash basis of accounting as of December 31, 2016, 2015 and 2014. As of December 31, 2016, 2015 and 2014 the Trust had not received royalty income associated with the production sold from each of the production periods from September 1 – December 31, 2016, September 1 – December 31, 2015 and September 1 – December 31, 2014, respectively.

	December 31, 2016
	Oil	Gas	NGL	Total
	(mbbl)	(mmcf)	(mbbl)	(mboe)
Proved reserves, accrual basis	686	23,296	2,033	6,601
Production September 1 – December 31, 2016	47	1,189	108	353
Adjusted Proved reserves, on a modified cash basis	733	24,485	2,141	6,954

	December 31, 2015
	Oil	Gas	NGL	Total
	(mbbl)	(mmcf)	(mbbl)	(mboe)
Proved reserves, accrual basis	896	32,237	3,233	9,502
Production September 1 – December 31, 2015	58	1,634	127	458
Adjusted Proved reserves, on a modified cash basis	954	33,871	3,360	9,960

	December 31, 2014
	Oil	Gas	NGL	Total
	(mbbl)	(mmcf)	(mbbl)	(mboe)
Proved reserves, accrual basis	1,468	45,510	4,870	13,923
Production September 1 – December 31, 2014	93	2,474	253	760
Adjusted Proved reserves, on a modified cash basis	1,561	47,984	5,123	14,683
Standardized Measure of Discounted Future Net Cash Flows. Accounting Standards Topic 932 prescribes guidelines for computing a standardized measure of future net cash flows and changes therein relating to estimated proved reserves. Chesapeake has advised the Trustee that Chesapeake followed these guidelines, which are briefly discussed below.
Future cash inflows and future production costs as of December 31, 2016, 2015 and 2014 were determined by applying the trailing average of the first-day-of-the-month prices for the 12 months of the year and year-end costs to the estimated quantities of oil, natural gas and NGL to be produced. Actual future prices and costs may be materially higher or lower than the 12-month average prices and year-end costs used. For each year, estimates are made of quantities of proved reserves and the future periods during which they are expected to be produced based on continuation of the economic conditions applied for that year. The resulting future net cash flows are reduced to present value amounts by applying a 10% annual discount factor.
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

CHESAPEAKE GRANITE WASH TRUST
SUPPLEMENTARY INFORMATION – (Continued)

The following summary sets forth our future net cash flows relating to proved oil, natural gas and NGL reserves based on the standardized measure:

	Years Ended December 31,
	2016		2015		2014
	($ in thousands)
Future cash inflows	$61,647	(1)	$103,610	(2)	$414,483	(3)
Future production costs(4)	(4,261)		(6,435)		(23,102)
Future development costs(5)	—		—		—
Future income tax provisions(6)	—		—		—
Future net cash flows	57,386		97,175		391,381
Less effect of a 10% discount factor	(22,901)		(37,052)		(154,506)
Standardized measure of discounted future net cash flows	$34,485		$60,123		$236,875
___________________________________________________

(1)
Calculated using prices of $2.49 per mcf of natural gas and $42.75 per bbl of oil and NGL, before field differentials. Including the effect of price differential adjustments, the prices used in computing the reserves attributable to the Royalty Interests as of December 31, 2016 were $0.15 per mcf of natural gas, $36.02 per barrel of oil and $16.42 per barrel of NGL.

(2)
Calculated using prices of $2.58 per mcf of natural gas and $50.28 per bbl of oil and NGL, before field differentials. Including the effect of price differential adjustments, the prices used in computing the reserves attributable to the Royalty Interests as of December 31, 2015 were $0.66 per mcf of natural gas, $43.82 per barrel of oil and $13.32 per barrel of NGL.

(3)
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

Changes in Standardized Measure of Discounted Future Net Cash Flows. The following schedule reconciles the changes for the years ended December 31, 2016, 2015 and 2014 in the standardized measure of discounted future net cash flows relating to proved reserves:

	Years Ended December 31,
	2016	2015	2014
	($ in thousands)
Standardized measure, beginning of period	$60,123	$236,875	$317,151
Sales of oil and gas produced, net of production costs	(12,681)	(34,829)	(76,815)
Net changes in prices and production costs	(6,980)	(136,229)	6,137
Extensions and discoveries, net of production and development costs	—	8,754	14,096
Revision of previous quantity estimates	(9,393)	(23,887)	(56,007)
Accretion of discount	6,012	23,687	31,715
Production timing and other	(2,596)	(14,248)	598
Standardized measure, end of period	$34,485	$60,123	$236,875

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.

ITEM 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
The Trust’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act, are designed to ensure that the information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Trust is accumulated and communicated by Chesapeake to The Bank of New York Mellon Trust Company, N.A., as the Trustee of the Trust, and its employees who participate in the preparation of the Trust’s periodic reports as appropriate to allow timely decisions regarding required disclosures.
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
The Vice President of the Trustee has evaluated the effectiveness of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this Annual Report. Based on her evaluation, as of December 31, 2016, she has concluded that the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were not effective because of the material weakness in the Trust's internal control over financial reporting described below.
Trustee’s Report on Internal Control over Financial Reporting.
The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Trust’s internal control over financial reporting is a process designed under the supervision of the Trustee to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Trust’s financial statements for external purposes in accordance with the modified cash basis of accounting, which is a comprehensive basis of accounting other than generally accepted accounting principles.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.
As of December 31, 2016, the Trustee assessed the effectiveness of the Trust’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Trustee has concluded that the Trust did not maintain effective internal control over financial reporting as of December 31, 2016, because of the material weakness in our internal control over financial reporting described below.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Trust’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Trust did not effectively design and maintain controls related to the review of the net investment in royalty interests, and the accuracy of the non-cash impairment of investment in royalty interests. Specifically, the review of the initial configuration of a newly implemented tool used to calculate basis price differentials did not detect an error in the formula in the calculations, which could have impacted the Trust, and the manual interface control to agree data used in the tool to the general ledger was not designed to validate the data at an appropriately disaggregated level.

The material weakness did not result in a misstatement to the Trust’s financial statements for the year ended December 31, 2016 or the interim periods therein. However, the material weakness could result in misstatements of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
Plan of Remediation for the Material Weakness.
The Trust is actively engaged in the planning for, and implementation of, remediation efforts to address the material weakness identified. Specifically, the Trust is in the process of implementing a control related to reviewing the configuration of basis price differential calculations, including a control activity to verify any subsequent changes are appropriately reviewed and that the interface control is designed to validate the data at an appropriately disaggregated level. The Trustee believes that these actions will remediate the material weakness in internal control over financial reporting described above but is unable at this time to estimate when the remediation will be complete.
Remediation of Prior Material Weakness.
The Trustee previously identified a material weakness in the design and maintenance of effective controls related to the accuracy and valuation of the non-cash impairment and amortization of the Investment in Royalty Interests, which included the control designed to verify the appropriateness of the data used in the calculation of differentials. Specifically the control did not consider changes in the underlying process or changes to contractual terms that could have potentially impacted the data used in the calculation. The Trust has taken the necessary steps to enhance the underlying control activities, which now include the consideration of changes in the underlying process, as well as changes to contractual terms. Based on results of testing, as of December 31, 2016, the Trustee has concluded the controls are appropriately designed and have determined to be operating effectively, and therefore the prior material weakness has been remediated.
Changes in Internal Control over Financial Reporting.
The enhanced control activities implemented in connection with the remediation of the material weakness described above constitutes a change in the Trust’s internal control over financial reporting during the quarter ended December 31, 2016 that materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the holders of more than 10 percent of the Trust units to file with the SEC reports regarding their ownership and changes in ownership of the Trust units. The Trustee is not aware of any 10 percent unitholder having failed to comply with all Section 16(a) filing requirements in 2016. In making these statements, the Trustee has relied upon examination of the copies of documents, to the extent there were any, provided to the Trust.

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

During the years ended December 31, 2016, 2015 and 2014, the Trustee received an administrative fee of $175,000 from the Trust. The Trust does not have any executive officers, directors or employees. Because the Trust does not have a board of directors, it does not have a compensation committee.

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
________________________________________________

(1)
Chesapeake Energy Corporation, located at 6100 North Western Avenue, Oklahoma City, Oklahoma 73118, is the ultimate parent company of Chesapeake Exploration, L.L.C., which is the owner of the common units and subordinated units reported in the table above. Chesapeake may be deemed to beneficially own the common units and subordinated units owned by Chesapeake Exploration, L.L.C. Chesapeake has an investment committee consisting of Robert D. ("Doug") Lawler, Domenic J. ("Nick") Dell'Osso, Jr. and Sarika Jewell that exercises voting and investment control with respect to Chesapeake's common and subordinated units.

(b) Security Ownership of Management

Not Applicable

(c) Changes in Control

The registrant knows of no arrangement, including any pledge by any person of securities of the registrant or its parent, the operation of which may at a subsequent date result in a change of control of the registrant.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

Under the terms of the Trust agreement, the Trust pays an annual administrative fee to the Trustee of $175,000 (which may be adjusted beginning on January 1, 2015), paid in four quarterly installments of $43,750 each and is billed in arrears. As of December 31, 2016, no inflation adjustment has been made. As the Trust uses the modified cash basis of accounting, general and administrative expenses in the Trust's statements of distributable income for the years ended December 31, 2016, 2015 and 2014 include $175,000 for administrative fees paid to the Trustee.

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

Development Agreement

On November 16, 2011, the Trust entered into a development agreement with Chesapeake, effective July 1, 2011, that obligated Chesapeake to drill, cause to be drilled or participate as a non-operator in the drilling of the Development Wells on or prior to June 30, 2016. Additionally, based on Chesapeake’s assessment of the ability of a Development Well to produce in paying quantities, Chesapeake was obligated to either complete and tie into production or plug and abandon each Development Well. Chesapeake also agreed not to drill and complete, or permit any other person within its control to drill and complete, any well in the AMI other than the Development Wells until Chesapeake met its obligation to drill the Development Wells. As of June 30, 2016, Chesapeake had fulfilled its drilling obligation under the development agreement.

In drilling the Development Wells, Chesapeake was required to adhere to the Reasonably Prudent Operator Standard. Where Chesapeake did not operate the Underlying Properties, Chesapeake was required to use commercially reasonable efforts to exercise its contractual rights to cause the operators of such Underlying Properties to adhere to the Reasonably Prudent Operator Standard.

Following the drilling of each Development Well, Chesapeake was obligated to attempt to complete each such well that reasonably appeared to Chesapeake, acting in accordance with the Reasonably Prudent Operator Standard, to be capable of producing in quantities sufficient to pay drilling, completion, equipping and operating costs. Following successful completion of such wells, Chesapeake was obligated to equip such wells for production and connect such wells to a gathering line, pipeline or other storage or marketing facility and commence production. If Chesapeake was unable to successfully complete a Development Well, Chesapeake was obligated to plug and abandon such well to the extent required by law.

The Trust was not responsible for any costs related to drilling of the Development Wells and is not responsible for any other operating or capital costs of the Underlying Properties, and Chesapeake was not permitted to drill or complete any well in the Colony Granite Wash formation on lease acreage included within the AMI for its own account until it had satisfied its drilling obligation. For the life of the Trust, Chesapeake will not be permitted to drill or complete any well that will have a perforated segment within 600 feet of any perforated interval of any Development Well or Producing Well.

ITEM 14.	Principal Accountant Fees and Services

Estimated fees for services performed by PricewaterhouseCoopers L.L.P. for the years ended December 31, 2016 and 2015, are as follows:

	Years Ended December 31,
	2016	2015
Audit Fees(1)	$227,000	$222,500
Audit-Related Fees	—	—
Tax Fees	363,758	377,668
Total	$590,758	$600,168
 _____________________________________________________________________

(1)	Fees for audit services in 2016 and 2015 include fees for the reviews of the Trust's quarterly financial statements.

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

ITEM 16. Form 10-K Summary
None.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: March 30, 2017

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

INDEX OF EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith or Furnished

3.1	Certificate of Trust of Chesapeake Granite Wash Trust.	S-1	333-175395	3.1	7/7/2011
3.2	Amended and Restated Trust Agreement, dated as of November 16, 2011, by and among Chesapeake Energy Corporation, Chesapeake Exploration, L.L.C., The Bank of New York Mellon Trust Company, N.A., as Trustee, and The Corporation Trust Company, as Delaware Trustee.	8-K	001-35343	3.1	11/21/2011
10.1	Perpetual Overriding Royalty Interest Conveyance (PDP), dated as of November 16, 2011, by and between Chesapeake Exploration, L.L.C. and Chesapeake Granite Wash Trust.	8-K	001-35343	10.1	11/21/2011
10.2	Perpetual Overriding Royalty Interest Conveyance (PUD), dated as of November 16, 2011, by and between Chesapeake Exploration, L.L.C. and Chesapeake Granite Wash Trust.	8-K	001-35343	10.2	11/21/2011
10.3	Term Overriding Royalty Interest Conveyance (PDP), dated as of November 16, 2011, by and between Chesapeake Exploration, L.L.C. and Chesapeake E&P Holding Corporation.	8-K	001-35343	10.3	11/21/2011
10.4	Term Overriding Royalty Interest Conveyance (PUD), dated as of November 16, 2011, by and between Chesapeake Exploration, L.L.C. and Chesapeake E&P Holding Corporation.	8-K	001-35343	10.4	11/21/2011
10.5	Assignment of Term Overriding Royalty Interests, dated as of November 16, 2011, by and between Chesapeake E&P Holding Corporation and Chesapeake Granite Wash Trust.	8-K	001-35343	10.5	11/21/2011
10.6	Administrative Services Agreement, dated as of November 16, 2011, by and between Chesapeake Energy Corporation and Chesapeake Granite Wash Trust.	8-K	001-35343	10.6	11/21/2011
10.7	Development Agreement, dated as of November 16, 2011, by and among Chesapeake Energy Corporation, Chesapeake Exploration, L.L.C. and Chesapeake Granite Wash Trust.	8-K	001-35343	10.7	11/21/2011
10.8	Registration Rights Agreement, dated as of November 16, 2011, by and among Chesapeake Energy Corporation, Chesapeake Exploration, L.L.C. and Chesapeake Granite Wash Trust.	8-K	001-35343	10.9	11/21/2011

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith or Furnished

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Trustee's Vice President.					X
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Trustee's Vice President					X
99.1	Report of Software Integrated Solutions, Division of Schlumberger Technology Corporation.					X