Form 10-Q
period 2017-03-31
CHESAPEAKE GRANITE WASH TRUST
filed 2017-05-05
CIK 1524769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X]    Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ ] No [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer," “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]	Smaller reporting company [ ]	Emerging growth company [ ]
(Do not check if a smaller reporting company)
If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial account standards provided pursuant to Section 13 (a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [X]
As of May 4, 2017, 35,062,500 Common Units and 11,687,500 Subordinated Units representing beneficial interests in Chesapeake Granite Wash Trust were outstanding.

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

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Quarterly Report”) includes “forward-looking statements” about the Trust and Chesapeake and other matters discussed herein that are subject to risks and uncertainties that are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact included in this document, including, without limitation, statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I and elsewhere herein regarding the proved oil, natural gas and natural gas liquids ("NGL") reserves associated with the properties underlying the Royalty Interests, the Trust’s or Chesapeake’s future financial position, business strategy, budgets, projected costs and plans and objectives for future operations, information regarding target distributions, statements pertaining to future development activities and costs and information regarding production and reserve growth, are forward-looking statements. Actual outcomes and results may differ materially from those projected. Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “plan,” “goal,” “assume,” “target,” “should,” “intend” or other words that convey the uncertainty of future events or outcomes. These statements are based on certain assumptions made by the Trust, and by Chesapeake in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform with such expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Item 1A of Part I of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2016, (the "2016 Form 10-K") and those set forth from time to time in the Trust’s filings with the Securities and Exchange Commission (the "SEC"), which could affect the future results of the energy industry in general, and the Trust and Chesapeake in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on Chesapeake’s business and the Trust. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. The Trustee relies on Chesapeake for information regarding the Royalty Interests, the Underlying Properties and Chesapeake itself. The Trust undertakes no obligation to publicly update or revise any forward-looking statements, except as required by applicable law.

Table of Contents

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (Unaudited)

	March 31, 2017	December 31, 2016

	($ in thousands)
ASSETS:
Cash and cash equivalents	$1,070	$1,215

Investment in royalty interests	487,793	487,793
Less: accumulated amortization and impairment	(458,271)	(457,070)
Net investment in royalty interests	29,522	30,723
Total assets	$30,592	$31,938
LIABILITIES AND TRUST CORPUS:
Total liabilities	$—	$—
Trust Corpus; 35,062,500 common units and 11,687,500 subordinated units authorized and outstanding	30,592	31,938
Total liabilities and Trust corpus	$30,592	$31,938

The accompanying notes are an integral part of these financial statements.

CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF DISTRIBUTABLE INCOME (Unaudited)

	Three Months Ended March 31,
	2017	2016
	($ in thousands, except per unit data)
REVENUES:
Royalty income	$3,773	$4,079
INCOME (EXPENSES):
Production taxes	(164)	(120)
Trust administrative expenses	(412)	(575)
Derivative settlement gain	—	2,109
Total income (expenses)	(576)	1,414
Distributable income available to unitholders	$3,197	$5,493

Distributable income per common unit (35,062,500 units)	$0.0912	$0.1567
Distributable income per subordinated unit (11,687,500 units)	$—	$—
CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)

	Three Months Ended March 31,
	2017	2016
	($ in thousands)
TRUST CORPUS: Beginning of period	$31,938	$63,216
Cash reserve (deficit) surplus	(144)	38
Amortization of investment in royalty interests	(1,202)	(2,339)
Impairment of investment in royalty interests	—	(14,748)
Change in derivative asset and liability	—	(2,109)
Distributable income	3,197	5,493
Distributions paid to unitholders	(3,197)	(5,493)
TRUST CORPUS: End of period	$30,592	$44,058

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
The subordinated units are entitled to receive pro rata distributions from the Trust each quarter if and to the extent there is sufficient cash to provide a cash distribution on the common units that is no less than 80% of the target distribution set forth in the Trust Agreement for the corresponding quarter (the “subordination threshold”). If there is insufficient cash to fund such a distribution on all of the Trust units, the distribution to be made with respect to the subordinated units will be reduced or eliminated for such quarter in order to make a distribution, to the extent possible, of up to the subordination threshold amount on the common units. In exchange for agreeing to subordinate a portion of its Trust units, and in order to provide additional financial incentive to Chesapeake to satisfy its drilling obligation and perform operations on the Underlying Properties in an efficient and cost-effective manner, Chesapeake is entitled to receive incentive distributions equal to 50% of the amount by which the cash available for distribution on all of the Trust units in any quarter is 20% greater than the target distribution for such quarter (the “incentive threshold”). The remaining 50% of cash available for distribution in excess of the applicable incentive threshold will be paid to Trust unitholders, including Chesapeake, on a pro rata basis. At the end of the 2017 second quarter, the subordinated units will automatically convert into common units on a one-for-one basis and Chesapeake’s right to receive incentive

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)

distributions will terminate. After such time, the common units will no longer have the protection of the subordination threshold, and all Trust unitholders will share on a pro rata basis in the Trust’s distributions.
The aggregate quarterly calculated income available for distribution for the three months ended March 31, 2017, consisting of proceeds attributable to production from September 1, 2016 to November 30, 2016, was $0.0912 per common unit. As the Trust's quarterly calculated income available for distribution was below the subordination threshold, no distribution was paid for the subordinated units. All of the subordinated units are held by Chesapeake. See Note 6 for additional information related to the quarterly cash distributions and Risks and Uncertainties in Note 2 below.
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

2.	Basis of Presentation and Significant Accounting Policies
Basis of Accounting.  The accompanying Statement of Assets, Liabilities and Trust Corpus as of December 31, 2016 and the unaudited interim financial statements of the Trust as of and for the three months ended March 31, 2017 and 2016 have been presented in accordance with the rules and regulations of the SEC and include all adjustments which are, in the opinion of the Trustee, necessary to fairly state the Trust's financial position and results of operations for the periods presented. The accompanying unaudited interim financial statements should be read in conjunction with the December 31, 2016 audited financial statements and notes of the Trust, included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2016. These financial statements have been prepared in accordance with the SEC instructions to Form 10-Q and, therefore, do not include all disclosures required for financial statements prepared in conformity with accounting principles generally accepted in the United States of America (GAAP).
Financial statements of the Trust differ from financial statements prepared in accordance with GAAP, as the Trust records revenues when received and expenses when paid and may also establish certain cash reserves for contingencies which would not be accrued in financial statements prepared in accordance with GAAP. This non-GAAP comprehensive basis of accounting corresponds to the accounting principles permitted for royalty trusts by the SEC as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.
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
Use of Estimates.  The preparation of financial statements requires the Trust to make estimates and assumptions that affect the reported amounts of assets, liabilities and Trust corpus during the reporting period. Significant estimates that impact the Trust’s financial statements include estimates of proved oil, natural gas and NGL reserves, which are used to compute the Trust’s amortization of the Investment in Royalty Interests (as defined in Investment in Royalty Interests below) and, as necessary, to evaluate potential impairments of Investment in Royalty Interests. Actual results could differ from those estimates.
Risks and Uncertainties.  The Trust’s revenue and distributions are substantially dependent upon the prevailing and future prices for oil, natural gas and NGL, each of which depends on numerous factors beyond the Trust’s control such as economic conditions, regulatory developments and competition from other energy sources. Oil, natural gas and NGL prices historically have been volatile, and may be subject to significant fluctuations in the future. The Trust’s derivative contracts, which were only in effect through September 30, 2015, served to mitigate the effect of this price volatility on a portion of the Trust’s anticipated oil and NGL production. Beginning October 1, 2015, all of the production attributable to the Trust's Royalty Interests is subject to market prices and currently there are no derivative contracts. See Note 3 for a discussion of the Trust’s former derivative contracts.

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The Trust’s income available for distribution throughout 2016 and to date in 2017 has been adversely affected by several factors. Oil and natural gas prices declined significantly throughout 2016 and remain low. The Trust's revenues and distributable income available to unitholders have been and will continue to be adversely affected if commodity prices remain at current levels or decline further. For the quarterly production period from September 1, 2016 to November 30, 2016, the Trust's calculated distribution per common unit was below the applicable subordination threshold, and no subordinated distribution was paid. On May 5, 2017, the Trust declared a cash distribution of $0.1005 per common unit, consisting of proceeds attributable to production from December 1, 2016 to February 28, 2017. All of the quarterly income available for distribution will be used to make the common unit distribution, and no subordinated unit distribution will be paid. The distribution will be paid on June 1, 2017 to record unitholders as of May 22, 2017. See Note 6 for information regarding prior distributions paid and Note 7 for information regarding the distribution to be paid on June 1, 2017.
During the three months ended March 31, 2017, none of the distributable income available to common unitholders was attributable to derivative settlement gains or hedging activities. As disclosed in Note 3 below, the derivative contracts were initially novated to the Trust in November 2011 and covered a portion of the production attributable to the Royalty Interests from October 1, 2011 through September 30, 2015, but did not cover any production subsequent to September 30, 2015. Settlement of these derivative contracts continued through February 2016.
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
On a quarterly basis, the Trust evaluates the carrying value of the Investment in Royalty Interests under the full cost accounting rules of the SEC. This quarterly review is referred to as a ceiling test. Under the ceiling test, the carrying value of the Investment in Royalty Interests may not exceed an amount equal to the sum of the present value (using a 10% discount rate) of the estimated future net revenues from proved reserves. In the three months ended March 31, 2017, the Trust recognized no impairments of the Royalty Interests. In the three months ended March 31, 2016, the Trust recognized approximately $14.7 million in impairments to the carrying value of the Investment in Royalty Interests, primarily due to a decrease in commodity prices used to calculate the proved reserves attributable to the Trust's interest in the Underlying Properties. The impairments resulted in non-cash charges to Trust corpus and did not affect the Trust's distributable income.
Derivatives.  To mitigate a portion of the exposure to adverse market changes of oil prices, the Trust had derivative contracts covering a portion of oil production through September 30, 2015. See Note 3 for discussion of the Trust's former derivative contracts.
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

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Loan Commitment.  Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course expenses as they become due, Chesapeake will loan funds to the Trust necessary to pay such expenses. Such loans will be recorded as a liability on the Statements of Assets, Liabilities and Trust Corpus until repaid. A loan neither increases nor decreases distributions to unitholders; however, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount and unless Chesapeake otherwise agrees) until the loan is repaid. There were no loans outstanding as of March 31, 2017 or December 31, 2016.
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
The Trust's derivative contracts were intended to manage its exposure to adverse changes in oil prices. On November 16, 2011, Chesapeake novated certain derivative contracts to the Trust pursuant to which the Trust became party to derivative contracts covering a portion of its expected production from October 1, 2011 through September 30, 2015. These derivative contracts consisted of fixed-price oil swaps in which the Trust received a fixed price and paid a floating market price based on New York Mercantile Exchange (NYMEX) settlement prices to the counterparty for the underlying commodity of the derivative. As a party to these contracts, the Trust received payments directly from its counterparty or was required to pay any amounts owed directly to the counterparty. All swaps were net settled based on the difference between the fixed-price payment and the floating-price payment. All of the Trust's derivative contracts expired on September 30, 2015. The Trust continued to settle the derivative contracts through February 2016 for production through September 30, 2015.
Additional Disclosures Regarding Derivative Contracts
In accordance with accounting guidance for derivatives and hedging, and because a legal right of set-off existed, the Trust did not apply hedge accounting to any of its derivative contracts, and therefore, any changes in the fair value of the derivative contracts prior to settlement were accounted for as an adjustment to Trust corpus. Results of settled derivative contracts were reflected in distributable income in the period when paid. There was no settlement of derivative contracts for the three months ended March 31, 2017, as the Trust settled all derivative contracts as of February 2016. For the three months ended March 31, 2016, the Trust settled derivative contracts that resulted in receipts from the counterparty of $2.1 million.
All of the Trust’s derivative positions were subject to netting arrangements which provide for offsetting of asset and liability positions, as well as related cash collateral if applicable. Such netting arrangements generally did not have restrictions. Under such netting arrangements, the Trust offset the fair value of derivative instruments with cash collateral received or paid for those contracts executed with the same counterparty, which reduced the Trust’s total assets and Trust corpus. As of December 31, 2016 and March 31, 2017, the Trust did not have any cash collateral balances for these derivatives.
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
Trustee Administrative Fee.  Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $175,000 to the Trustee, paid in equal quarterly installments. The administrative fee may be adjusted for inflation by no more than 3% in any calendar year beginning in 2015. As of March 31, 2017, no inflation adjustment has been made.
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

Pursuant to the development agreement with the Trust, Chesapeake was obligated to drill, cause to be drilled or participate as a non-operator in the drilling of the Development Wells by June 30, 2016. Additionally, based on Chesapeake’s assessment of the ability of a Development Well to produce in paying quantities, Chesapeake was obligated to either complete and tie into production or plug and abandon each Development Well. Chesapeake also agreed not to drill and complete, or permit any other person within its control to drill and complete, any well in the AMI other than the Development Wells until Chesapeake met its obligation to drill the Development Wells. As of June 30, 2016, Chesapeake had fulfilled its drilling obligation under the development agreement.
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

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Loan Commitment. Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course expenses as they become due, Chesapeake will loan funds to the Trust necessary to pay such expenses. Any funds loaned by Chesapeake pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness for borrowed money of the Trust. If Chesapeake loans funds pursuant to this commitment, unless Chesapeake agrees otherwise, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. There were no loans outstanding as of March 31, 2017 or December 31, 2016.

6.	Distributions to Unitholders
The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s expenses, approximately 60 days following the completion of each quarter through (and including) the quarter ending June 30, 2031.
For the three months ended March 31, 2017 and 2016, the Trust declared and paid the following cash distributions:

		Cash Distribution per Common Unit
Production Period	Distribution Date	Public Unitholders Other Than Chesapeake	Chesapeake	Cash Distribution per Subordinated Unit
September 2016 - November 2016	March 2, 2017	$0.0912	$0.0912	$—
September 2015 - November 2015(a)	March 1, 2016	$0.2195	$0.0369	$—
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

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)

7. Subsequent Events
On May 5, 2017, the Trust declared a cash distribution of $0.1005 per common unit, consisting of proceeds attributable to production from December 1, 2016 to February 28, 2017. The distribution will be paid on June 1, 2017 to record unitholders as of May 22, 2017. The Trust's quarterly income available for distribution was $0.0754 per unit, which was $0.3146 below the applicable subordination threshold of $0.3900. All of the quarterly income available for distribution will be used to make the common unit distribution, and no subordinated unit distribution will be paid. Distributable income attributable to production from December 1, 2016 to February 28, 2017 was calculated as follows (in thousands, except for unit and per unit amounts):

REVENUES:
Royalty income(a)	$4,533
INCOME (EXPENSES):
Production taxes	(207)
Trust administrative expenses(b)	(803)
Total expenses	(1,010)
Distributable income available to unitholders	$3,523

Distributable income per common unit (35,062,500 units)	$0.1005
Distributable income per subordinated unit (11,687,500 units)(c)	$—
___________________________________________________

(a)	Net of certain post-production expenses.

(b)	Including cash reserves withheld.

(c)	As the common unit distribution is below the applicable subordination threshold, no distribution was declared for the subordinated units.

ITEM 2.	Trustee's Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The following discussion and analysis is intended to help the reader understand the Trust’s financial condition and results of operations. This discussion and analysis should be read in conjunction with the Trust’s unaudited interim financial statements and the accompanying notes relating to the Trust and the Underlying Properties included in Item 1 of Part I of this Quarterly Report as well as the Trust’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”).
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

The Trust is required to make quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s administrative expenses, on or about 60 days following the completion of each calendar quarter through (and including) the quarter ending June 30, 2031. During the three months ended March 31, 2017, a distribution was paid on March 2, 2017. See Liquidity and Capital Resources below and Note 6 to the financial statements contained in Item 1 Part I of this Quarterly Report for more information regarding the distributions.

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

The following table sets forth the subordination threshold and the incentive threshold for each calendar quarter through the 2017 second quarter, as established in the Trust Agreement:

Period	Subordination Threshold(a)	Incentive Threshold(a)
	(per unit)
2017:
First Quarter(b)	$0.39	$0.59
Second Quarter	$0.37	$0.56
 _____________________________________________________________________

(a)
For each quarter, the subordination threshold equals 80% of the target distribution and the incentive threshold equals 120% of the target distribution. The subordination and incentive thresholds will terminate after the distribution is made for the 2017 second quarter.

(b)
A distribution of $0.1005 per common unit was declared on May 5, 2017 to unitholders of record as of May 22, 2017. The distribution will be paid on June 1, 2017. As the common unit distribution was below the subordination threshold, no distribution was declared for the subordinated units.

Results of Trust Operations
The quarterly payments to the Trust with respect to the Royalty Interests are based on the amount of proceeds actually received by Chesapeake during the preceding calendar quarter. Proceeds from production are typically received by Chesapeake one month after production. Due to the timing of the payment of production proceeds, quarterly distributions made by Chesapeake to the Trust generally include royalties attributable to sales of oil, natural gas and NGL for three months, comprised of the first two months of the quarter just ended and the last month of the quarter prior to that one. Chesapeake is required to make the Royalty Interest payments to the Trust within 35 days of the end of each calendar quarter. During the three months ended March 31, 2017, the Trust received payments on the Royalty Interests representing royalties attributable to proceeds from sales of oil, natural gas and NGL for September 1, 2016 to November 30, 2016.
The Trust’s income available for distribution throughout 2016 and to date in 2017 has been adversely affected by several factors. Oil and natural gas prices declined significantly throughout 2016 and remain low. The Trust's revenues and distributable income available to unitholders have been and will continue to be adversely affected if commodity prices remain at current levels or decline further. For the quarterly production period from September 1, 2016 to November 30, 2016, the Trust's calculated distribution per common unit was below the applicable subordination threshold, and no subordinated distribution was paid.
Low levels of future production and low commodity prices will continue to reduce the Trust’s revenues and distributable income available to unitholders and will likely result in continued distributions to common unitholders below the subordination threshold, which will no longer be applicable following the distribution for the second quarter of 2017. When a quarterly cash distribution per common unit is lower than the applicable subordination threshold, the common units are not entitled to receive any additional distributions, nor are the common units or the subordinated units entitled to arrearages in any future quarter. Upon conversion of the subordinated units, it is anticipated that the quarterly cash distribution in respect of the common units will be lower due to the increased number of common units outstanding. As disclosed in Note 3 to the financial statements contained in Item 1 of Part I of this Quarterly Report, the derivative contracts were initially novated to the Trust in November 2011 and covered a portion of the production attributable to the Royalty Interests from October 1, 2011 through September 30, 2015, but did not cover any production subsequent to September 30, 2015. Settlement of these derivative contracts continued through February 2016. As a result of the expiration of these derivative contracts, it is anticipated that Trust revenues and funds available for distribution will continue to remain low as long as low commodity prices continue.
In the three months ended March 31, 2017, the Trust recognized no impairments of the Royalty Interests. In the three months ended March 31, 2016, the Trust recognized approximately $14.7 million in impairments of the Royalty Interests. The 2016 impairment was primarily due to a decrease in commodity prices. The impairments resulted in non-cash charges to Trust corpus and did not affect the Trust's distributable income. See Investment in Royalty Interests in Note 2 to the financial statements contained in Item 1 of Part I of this Quarterly Report and Trust Operations below for further discussion of the impairments.
Trust Operations for the Three Months Ended March 31, 2017 as compared to March 31, 2016.
Distributable Income. The Trust's distributable income was $3.2 million for the three months ended March 31, 2017, compared to $5.5 million for the three months ended March 31, 2016, a decrease of $2.3 million. This decrease was primarily due to no derivative settlement gain in the production period from September 1, 2016 to November 30, 2016 (current production quarter) as compared to the production period from September 1, 2015 to November 30, 2015 (prior production quarter). See Royalty Income below for information regarding the change in average prices received and the change in sales volumes.

On a per unit basis, the Trust's distributable income for the three months ended March 31, 2017, and attributable to the current production quarter, was $0.0912 per common unit, and no subordinated distribution was paid. Cash distributions during the three months ended March 31, 2016 and attributable to the prior production quarter were $0.1567 per common unit, and no subordinated distribution was paid. Distributable income for each of the three months ended March 31, 2017 and 2016, and their respective production periods described above, was calculated as follows:

	Three Months Ended March 31,
	2017	2016
	($ in thousands, except per unit data)
REVENUES:
Royalty income(a)	$3,773	$4,079
INCOME (EXPENSES):
Production taxes	(164)	(120)
Trust administrative expenses	(412)	(575)
Derivative settlement gain	—	2,109
Total income (expenses)	(576)	1,414
Distributable income available to unitholders	$3,197	$5,493

Distributable income per common unit (35,062,500 units)	$0.0912	$0.1567
Distributable income per subordinated unit (11,687,500 units)(b)	$—	$—
 _____________________________________________________

(a)	Net of certain post-production expenses.

(b)
For the three months ended March 31, 2017 and 2016, the Trust's calculated distributable income was below the applicable subordination threshold. As a result, no distribution was paid for the subordinated units in either quarter.

Royalty Income.  Royalty income to the Trust for the three months ended March 31, 2017, and attributable to the current production quarter, totaled $3.8 million based upon sales of production attributable to the Royalty Interests of 36 thousand barrels (mbbls) of oil, 907 million cubic feet (mmcf) of natural gas and 84 mbbls of NGL. Total production attributable to the Royalty Interests for the current production quarter was 271 thousand barrels of oil equivalent (mboe). Average prices received for production, including the impact of certain post-production expenses and excluding production taxes, during the current production quarter were $42.28 per barrel (bbl) of oil, $0.74 per thousand cubic feet (mcf) of natural gas and $18.94 per bbl of NGL.
Royalty income to the Trust for the three months ended March 31, 2016, and attributable to the prior production quarter, totaled $4.1 million based upon sales of production attributable to the Royalty Interests of 47 mbbls of oil, 1,221 mmcf of natural gas and 98 mbbls of NGL. Total production attributable to the Royalty Interests for the prior production quarter was 349 mboe. Average prices received for production, including the impact of certain post-production expenses and excluding production taxes, during the prior production quarter were $37.60 per bbl of oil, $0.62 per mcf of natural gas and $15.87 per bbl of NGL.
The increase in the price received per barrel of oil equivalent (boe) in the current production quarter compared to the prior production quarter resulted in a $606,000 increase in royalty income, such increase was offset by lower sales volumes, resulting in a $912,000 decrease in royalty income, for a total decrease in royalty income of $306,000. The 78 mboe decrease in total production attributable to the Royalty Interests for the current production period compared to the prior production period is primarily due to no additional wells being drilled on the underlying properties once the drilling obligation was met.
Production Taxes.  Production taxes are calculated as a percentage of oil, natural gas and NGL revenues, net of any applicable tax credits. Production taxes for the three months ended March 31, 2017, and attributable to the current production quarter, were $164,000, or $0.60 per boe, as compared to production taxes for the three months ended March 31, 2016, and attributable to the prior production quarter, of $120,000, or $0.34 per boe. The increase in production taxes is primarily due to the number of wells with expiring tax incentives being greater than the number of new wells coming online and receiving tax incentives. As incentives on existing wells expire, the wells are taxed at the higher statutory rate causing the overall effective tax rate to increase. Production taxes represented approximately 4.3% and 2.9% of royalty income for the three months ended March 31, 2017 and 2016, respectively.
Trust Administrative Expenses. The Trust recorded expenses of $412,000 and $575,000 during the three months ended March 31, 2017 and March 31, 2016 for trust administrative expenses, including cash reserves. Trust administrative expenses primarily consist of the administrative fees paid to the Trustees and Chesapeake and costs for accounting and legal services.
Derivative Settlement Gain.  The Trust recorded gains or losses from the derivative contracts when proceeds were received or payments were made, respectively. There was no settlement of derivative contracts for the three months ended March 31, 2017, as the Trust settled all derivative contracts as of February 2016. Swaps covering the prior production quarter were settled during the three months ended March 31, 2016, and proceeds received were included in the Trust's distributable income for the prior production quarter. Total gains during the three months ended March 31, 2016 were $2.1 million.
Impairments of Investment in Royalty Interests. For the three months ended March 31, 2017, the Trust recognized no impairments of the Royalty Interests. For the three months ended March 31, 2016, the Trust recognized approximately $14.7 million, in impairments of the Royalty Interests. The 2016 impairments were primarily due to a decrease in commodity prices. The impairments resulted in a non-cash charge to Trust corpus and did not affect the Trust's distributable income. See Investment in Royalty Interests in Note 2 to the financial statements included in Item 1 of Part I of this Quarterly Report for further discussion of the impairments.
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
The Trust is required to make quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s administrative expenses, on or about 60 days following the completion of each calendar quarter through (and including) the quarter ending June 30, 2031. The 2017 first quarter distribution of $0.0912 per common unit, consisting of proceeds attributable to production from September 1, 2016 through November 30, 2016, was made on March 2, 2017 to record unitholders as of February 20, 2017. As the distributable income per common unit for was below the subordination threshold, no distribution was declared for the subordinated units.

On May 5, 2017, the Trust declared a cash distribution of $0.1005 per common unit, consisting of proceeds attributable to production from December 1, 2016 to February 28, 2017. The distribution will be paid on June 1, 2017 to record unitholders as of May 22, 2017. The Trust's quarterly income available for distribution for the three months ended March 31, 2017 was $0.0754 per unit, which was $0.3146 below the applicable subordination threshold of $0.3900. All of the quarterly income available for distribution will be used to make the common unit distribution, and no subordinated unit distribution will be paid. Distributable income attributable to production from December 1, 2016 to February 28, 2017 was calculated as follows (in thousands, except for unit and per unit amounts):

REVENUES:
Royalty income(a)	$4,533
INCOME (EXPENSES):
Production taxes	(207)
Trust administrative expenses(b)	(803)
Total expenses	(1,010)
Distributable income available to unitholders	$3,523

Distributable income per common unit (35,062,500 units)	$0.1005
Distributable income per subordinated unit (11,687,500 units)(c)	$—
___________________________________________________

(a)	Net of certain post-production expenses.

(b)	Including cash reserves withheld.

(c)
As the common unit distribution is below the applicable subordination threshold, no distribution was declared for the subordinated units. The subordination period will end at the end of the 2017 second quarter, at which time the common units will no longer have the protection of the subordination threshold and the subordinated units will convert on a one-to-one basis into common units. At such time, the Trust's unitholders will share on a pro rata basis in the Trust's distributions, and we expect the distribution per common unit will decrease due to the increased number of common units outstanding.

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
Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including cash reserves) is not sufficient to pay the Trust’s ordinary course expenses as they become due, Chesapeake will loan funds to the Trust necessary to pay such expenses. Any funds loaned by Chesapeake pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness for borrowed money of the Trust. If Chesapeake loans funds pursuant to this commitment, unless Chesapeake agrees otherwise, no further distributions may be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. There were no loans outstanding as of March 31, 2017 or December 31, 2016.
Off-Balance Sheet Arrangements
The Trust has no off-balance sheet arrangements. The Trust has not guaranteed the debt of any other party, nor does the Trust have any other arrangements or relationships with other entities that could potentially result in unconsolidated debt, losses or contingent obligations.

Critical Accounting Policies and Estimates
Refer to Note 2 to the financial statements included in Item 1 of Part I of this Quarterly Report for a discussion of significant accounting policies and estimates that impact the Trust's financial statements. Critical accounting policies and estimates relating to the Trust are contained in Item 7 of the 2016 Form 10-K.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk
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
Due to the nature of the Trust as a passive entity and in light of the contractual arrangements pursuant to which the Trust was created, including the provisions of (a) the Trust Agreement, (b) the administrative services agreement, (c) the development agreement and (d) the conveyances granting the Royalty Interests, the Trust’s disclosure controls and procedures necessarily rely on (i) information provided by Chesapeake, including information relating to results of operations, the costs and revenues attributable to the Trust’s interests under the conveyance and other operating and historical data, plans for future operating and capital expenditures, reserve information, information relating to projected production, and other information relating to the status and results of operations of the underlying properties and the Royalty Interests, and (ii) conclusions and reports regarding reserves by the Trust’s independent reserve engineers. Although the Trustee does rely on Chesapeake to perform certain functions and to provide certain information that impact the Trust’s financial statements, the Trustee remains responsible for evaluating, as appropriate, the Trust’s disclosure controls and procedures as well as its internal control over financial reporting.
The Vice President of the Trustee has evaluated the effectiveness of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this Quarterly Report. Based on her evaluation, as of March 31, 2017, she has concluded that the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were not effective because of the material weakness in the Trust's internal control over financial reporting described in Part II, Item 9A of the 2016 Form 10-K.

Plan of Remediation for the Material Weakness.
The Trust is actively engaged in the planning for, and implementation of, remediation efforts to address the material weakness identified in Part II, Item 9A of the 2016 Form 10-K. Specifically, the Trust is in the process of implementing a control related to reviewing the configuration of basis price differential calculations, including a control activity to verify any subsequent changes are appropriately reviewed and that the interface control is designed to validate the data at an appropriately disaggregated level. The Trustee believes that these actions will remediate the material weakness in internal control over financial reporting but is unable at this time to estimate when the remediation will be complete.
Changes in Internal Control over Financial Reporting.
There were no changes in the Trust's internal control over financial reporting during the quarter ended March 31, 2017, which materially affected, or were reasonably likely to materially affect, the Trust's internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Chesapeake.

PART II. OTHER INFORMATION
ITEM 1A. Risk Factors
Additional information about risk factors relating to the Trust are contained in Part I, Item 1A of the 2016 Form 10-K.

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
Date: May 5, 2017

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