Form 10-Q
period 2017-06-30
CHESAPEAKE GRANITE WASH TRUST
filed 2017-08-04
CIK 1524769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X]    Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2017
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
If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial account standards provided pursuant to Section 13 (a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [X]
As of August 3, 2017, 46,750,000 Common Units representing beneficial interests in Chesapeake Granite Wash Trust were outstanding.

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

Table of Contents

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (Unaudited)

	June 30, 2017	December 31, 2016

	($ in thousands)
ASSETS:
Cash and cash equivalents	$1,401	$1,215

Investment in royalty interests	487,793	487,793
Less: accumulated amortization and impairment	(459,464)	(457,070)
Net investment in royalty interests	28,329	30,723
Total assets	$29,730	$31,938
LIABILITIES AND TRUST CORPUS:
Total liabilities	$—	$—
Trust Corpus; 46,7500,000 common units issued and outstanding at June 30, 2017 and 35,062,500 common units and 11,687,500 subordinated units issued and outstanding December 31, 2016	29,730	31,938
Total liabilities and Trust corpus	$29,730	$31,938

The accompanying notes are an integral part of these financial statements.

CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF DISTRIBUTABLE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	($ in thousands, except unit and per unit data)
REVENUES:
Royalty income	$4,533	$2,354	$8,306	$6,433
INCOME (EXPENSES):
Production taxes	(207)	(118)	(371)	(238)
Trust administrative expenses	(803)	(824)	(1,215)	(1,399)
Derivative settlement gain	—	—	—	2,109
Total income (expenses)	(1,010)	(942)	(1,586)	472
Distributable income available to unitholders	$3,523	$1,412	$6,720	$6,905

Distributable income per common unit (35,062,500 units)	$0.1005	$0.0403	$0.1917	$0.1970
Distributable income per subordinated unit (11,687,500 units)	$—	$—	$—	$—
CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)

	Six Months Ended June 30,
	2017	2016
	($ in thousands)
TRUST CORPUS: Beginning of period	$31,938	$63,216
Cash reserve surplus	186	452
Amortization of investment in royalty interests	(2,394)	(3,683)
Impairment of investment in royalty interests	—	(14,743)
Change in derivative asset and liability	—	(2,109)
Distributable income	6,720	6,905
Distributions paid to unitholders	(6,720)	(6,905)
TRUST CORPUS: End of period	$29,730	$43,133

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
Through an initial public offering in November 2011, the Trust sold to the public 23,000,000 common units, representing beneficial interests in the Trust, for cash proceeds of approximately $409.7 million, net of offering costs. The Trust delivered the net proceeds of the initial public offering, along with 12,062,500 common units and 11,687,500 subordinated units, to certain wholly owned subsidiaries of Chesapeake in exchange for the conveyance of the Royalty Interests to the Trust. Upon completion of these transactions, there were 46,750,000 Trust units issued and outstanding, consisting of 35,062,500 common units and 11,687,500 subordinated units. The common units and subordinated units had identical rights and privileges, except with respect to their voting rights and rights to receive distributions as described below.
Prior to their conversion on June 30, 2017, the subordinated units were entitled to receive pro rata distributions from the Trust each quarter if and to the extent there was sufficient cash to provide a cash distribution on the common units that was no less than 80% of the target distribution set forth in the Trust Agreement for the corresponding quarter (the “subordination threshold”). If there was insufficient cash to fund such a distribution on all of the Trust units, the distribution made with respect to the subordinated units was either reduced or eliminated for such quarter in order to make a distribution, to the extent possible, of up to the subordination threshold amount on the common units. Prior to the conversion of the subordinated units on June 30, 2017, Chesapeake was entitled to receive incentive distributions equal to 50% of the amount by which the cash available for distribution on all of the Trust units in any quarter was 20% greater than the target distribution for such quarter (the “incentive threshold”). The remaining 50% of cash available for distribution in excess of the applicable incentive threshold, if any, was paid to Trust unitholders, including Chesapeake, on a pro rata basis.

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)

On June 30, 2017, the last day of the fourth full calendar quarter subsequent to Chesapeake's satisfaction of its drilling obligation, the subordinated units automatically converted into common units on a one-for-one basis and Chesapeake's right to receive incentive distributions with respect to quarters after the 2017 second quarter terminated. Distributions made on common units after the August 2017 Distribution (as defined in Note 2 below) will no longer have the benefit of the subordination threshold, nor will the common units be subject to the incentive threshold, and all Trust unitholders will share on a pro rata basis in the Trust's distributions.
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

2.	Basis of Presentation and Significant Accounting Policies
Basis of Accounting.  The accompanying Statement of Assets, Liabilities and Trust Corpus as of December 31, 2016 and the unaudited interim financial statements of the Trust as of and for the three and six months ended June 30, 2017 and 2016 have been presented in accordance with the rules and regulations of the SEC and include all adjustments which are, in the opinion of the Trustee, necessary to fairly state the Trust's financial position and results of operations for the periods presented. The accompanying unaudited interim financial statements should be read in conjunction with the December 31, 2016 audited financial statements and notes of the Trust, included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2016. These financial statements have been prepared in accordance with the SEC instructions to Form 10-Q and, therefore, do not include all disclosures required for financial statements prepared in conformity with accounting principles generally accepted in the United States of America (GAAP).
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
The Trust’s income available for distribution throughout 2016 and to date in 2017 has been adversely affected by several factors. Oil and natural gas prices declined significantly throughout 2016 and remain low. The Trust's revenues and distributable income available to unitholders have been and will continue to be adversely affected if commodity

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)

prices remain at current levels or decline further. For each of the quarterly production periods from September 1, 2016 to November 30, 2016 and December 1, 2016 to February 28, 2017, the Trust's calculated distribution per common unit was below the applicable subordination threshold, and no subordinated distribution was paid. On August 4, 2017, the Trust declared a cash distribution of $0.0949 per common unit (the "August 2017 Distribution"), consisting of proceeds attributable to production from March 1, 2017 to May 31, 2017. All of the quarterly income available for distribution will be used to make the August 2017 Distribution, and no distribution will be paid with respect to any subordinated unit that converted on June 30, 2017. The distribution will be paid on August 31, 2017 to record common unitholders as of August 21, 2017, except with respect to holders of common units issued on June 30, 2017 upon conversion of the Trust's subordinated units. See Note 6 for information regarding prior distributions paid and Note 7 for information regarding the August 2017 Distribution. On June 30, 2017, the subordinated units automatically converted into common units on a one-for-one basis. Distributions made after the August 2017 Distribution will no longer have the benefit of the subordination threshold, nor will the common units be subject to the incentive threshold, and all Trust unitholders will share on a pro rata basis in the Trust’s distributions.
During the six months ended June 30, 2017, none of the distributable income available to common unitholders was attributable to derivative settlement gains or hedging activities. As disclosed in Note 3 below, the derivative contracts were initially novated to the Trust in November 2011 and covered a portion of the production attributable to the Royalty Interests from October 1, 2011 through September 30, 2015, but did not cover any production subsequent to September 30, 2015. Settlement of these derivative contracts was concluded as of February 2016.
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
Cash and Cash Equivalents.  Cash equivalents include all highly-liquid instruments with maturities of three months or less at the time of acquisition. The Trustee maintains a minimum cash reserve of $1.0 million and may, at the Trustee’s discretion, reserve funds for future expected administrative expenses.
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
On a quarterly basis, the Trust evaluates the carrying value of the Investment in Royalty Interests under the full cost accounting rules of the SEC. This quarterly review is referred to as a ceiling test. Under the ceiling test, the carrying value of the Investment in Royalty Interests may not exceed an amount equal to the sum of the present value (using a 10% discount rate) of the estimated future net revenues from proved reserves. In the three and six months ended June 30, 2017, the Trust recognized no impairments of the Royalty Interests. In the six months ended June 30, 2016, the Trust recognized approximately $14.7 million in impairments to the carrying value of the Investment in Royalty Interests, primarily due to a decrease in commodity prices used to calculate the proved reserves attributable to the Trust's interest in the Underlying Properties. There were no such impairments during the three months ended June 30, 2016. The impairments resulted in non-cash charges to Trust corpus and did not affect the Trust's distributable income.
Derivatives.  To mitigate a portion of the exposure to adverse market changes of oil prices, the Trust had derivative contracts covering a portion of oil production through September 30, 2015. See Note 3 for discussion of the Trust's former derivative contracts.
The Trust recorded gains or losses from the derivative contracts when proceeds were received or payments were made, respectively. Additionally, changes in the fair value of the derivative contracts were accounted for as an adjustment

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)

to Trust corpus and the fair value carried on the Statements of Assets, Liabilities and Trust Corpus. Cash distributions to unitholders were increased or decreased by settlements of the Trust's derivative contracts. The Trust's derivative contracts were settled in February 2016.
Loan Commitment.  Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course expenses as they become due, Chesapeake will loan funds to the Trust necessary to pay such expenses. Such loans will be recorded as a liability on the Statements of Assets, Liabilities and Trust Corpus until repaid. A loan neither increases nor decreases distributions to unitholders; however, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount and unless Chesapeake otherwise agrees) until the loan is repaid. There were no loans outstanding as of June 30, 2017 or December 31, 2016.
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
The Trust's derivative contracts were intended to manage its exposure to adverse changes in oil prices. On November 16, 2011, Chesapeake novated certain derivative contracts to the Trust pursuant to which the Trust became party to derivative contracts covering a portion of its expected production from October 1, 2011 through September 30, 2015. These derivative contracts consisted of fixed-price oil swaps in which the Trust received a fixed price and paid a floating market price based on New York Mercantile Exchange ("NYMEX") settlement prices to the counterparty for the underlying commodity of the derivative. As a party to these contracts, the Trust received payments directly from its counterparty or was required to pay any amounts owed directly to the counterparty. All swaps were net settled based on the difference between the fixed-price payment and the floating-price payment. All of the Trust's derivative contracts expired on September 30, 2015 and were settled as of February 2016 for production through September 30, 2015.
Additional Disclosures Regarding Derivative Contracts
In accordance with accounting guidance for derivatives and hedging, and because a legal right of set-off existed, the Trust did not apply hedge accounting to any of its derivative contracts, and therefore, any changes in the fair value of the derivative contracts prior to settlement were accounted for as an adjustment to Trust corpus. Results of settled derivative contracts were reflected in distributable income in the period when paid. There was no settlement of derivative contracts for the three and six months ended June 30, 2017 or the three months ended June 30, 2016, as the Trust settled all derivative contracts as of February 2016. For the six months ended June 30, 2016, the Trust settled derivative contracts that resulted in receipts from the counterparty of $2.1 million.
All of the Trust’s derivative positions were subject to netting arrangements which provide for offsetting of asset and liability positions, as well as related cash collateral if applicable. Such netting arrangements generally did not have restrictions. Under such netting arrangements, the Trust offset the fair value of derivative instruments with cash collateral received or paid for those contracts executed with the same counterparty, which reduced the Trust’s total assets and Trust corpus. As of June 30, 2017 and December 31, 2016, the Trust did not have any cash collateral balances for these derivatives.
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
Trustee Administrative Fee.  Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $175,000 to the Trustee, paid in equal quarterly installments. The administrative fee may be adjusted for inflation by no more than 3% in any calendar year beginning in 2015. A 2.1% adjustment has been made for the 2017 calendar year for inflation.
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
Loan Commitment. Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course expenses as they become due, Chesapeake will loan

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)

funds to the Trust necessary to pay such expenses. Any funds loaned by Chesapeake pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness for borrowed money of the Trust. If Chesapeake loans funds pursuant to this commitment, unless Chesapeake agrees otherwise, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. There were no loans outstanding as of June 30, 2017 or December 31, 2016.

6.	Distributions to Unitholders
The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s expenses, approximately 60 days following the completion of each quarter through (and including) the quarter ending June 30, 2031.
For the six months ended June 30, 2017 and 2016, the Trust declared and paid the following cash distributions:

		Cash Distribution per Common Unit
Production Period	Distribution Date	Public Unitholders Other Than Chesapeake	Chesapeake	Cash Distribution per Subordinated Unit
December 2016 - February 2017	June 1, 2017	$0.1005	$0.1005	$—
September 2016 - November 2016	March 2, 2017	$0.0912	$0.0912	$—
December 2015 - February 2016	May 31, 2016	$0.0403	$0.0403	$—
September 2015 - November 2015(a)	March 1, 2016	$0.2195	$0.0369	$—
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

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)

7. Subsequent Events
On August 4, 2017, the Trust declared a cash distribution of $0.0949 per common unit (the "August 2017 Distribution"), consisting of proceeds attributable to production from March 1, 2017 to May 31, 2017. The distribution will be paid on August 31, 2017 to record common unitholders as of August 21, 2017, except with respect to holders of common units issued on June 30, 2017 upon conversion of the Trust's subordinated units. The Trust's quarterly income available for distribution was $0.0712 per unit, which was $0.2988 below the applicable subordination threshold of $0.3700. All of the quarterly income available for distribution will be used to make the August 2017 Distribution, and no distribution will be paid with respect to any subordinated unit that converted on June 30, 2017. On June 30, 2017, the subordinated units automatically converted into common units on a one-for-one basis. After the August 2017 Distribution, all Trust unitholders will share on a pro rata basis in the Trust's distributable income.
Distributable income attributable to production from March 1, 2017 to May 31, 2017 was calculated as follows (in thousands, except for unit and per unit amounts):

REVENUES:
Royalty income(a)	$3,738
INCOME (EXPENSES):
Production taxes	(174)
Trust administrative expenses(b)	(236)
Total expenses	(410)
Distributable income available to unitholders	$3,328

Distributable income per common unit (35,062,500 units)	$0.0949
Distributable income per subordinated unit (11,687,500 units)(c)	$—
___________________________________________________

(a)	Net of certain post-production expenses.

(b)	Including cash reserves withheld.

(c)
As the common unit distribution is below the applicable subordination threshold, no distribution was declared with respect to any subordinated unit that converted on June 30, 2017. The subordination and incentive thresholds terminated on June 30, 2017, and will no longer be applicable for any distribution after the August 2017 Distribution.

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
Overview
The Trust is a statutory trust formed in June 2011 under the Delaware Statutory Trust Act. The business and affairs of the Trust are managed by the Trustee and, as necessary, the Delaware Trustee. The Trust does not conduct any operations or activities other than owning the Royalty Interests and activities related to such ownership. The Trust’s purpose is generally to own the Royalty Interests, to distribute to the Trust unitholders cash that the Trust receives in respect of the Royalty Interests and the derivative contracts (described in Note 3 to the financial statements contained in Item 1 of Part I of this Quarterly Report) and to perform certain administrative functions in respect of the Royalty Interests and the Trust units. The Trust derives all or substantially all of its income and cash flow from the Royalty Interests and, through February 2016, net gains on settlements of the derivative contracts. The Trust is treated as a partnership for federal income tax purposes.
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

The Trust is required to make quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s administrative expenses, on or about 60 days following the completion of each calendar quarter through (and including) the quarter ending June 30, 2031. During the six months ended June 30, 2017, a distribution was paid on March 2, 2017 and June 1, 2017. See Liquidity and Capital Resources below and Note 6 to the financial statements contained in Item 1 Part I of this Quarterly Report for more information regarding the distributions.

The amount of Trust revenues and cash distributions to Trust unitholders fluctuates from quarter to quarter depending on several factors, including, but not limited to:

•	timing and amount of initial production and sales from the Development Wells;

•	oil, natural gas and NGL prices received;

•	volumes of oil, natural gas and NGL produced and sold;

•	certain post-production expenses and any applicable taxes; and

•	the Trust’s expenses.
Through the quarter ended March 31, 2016, the Trust revenues and cash distributions to Trust unitholders were also affected by amounts received from, or paid under, derivative contracts.
Subordination Threshold.  In order to provide support for cash distributions on the common units, Chesapeake agreed to subordinate 11,687,500 of the Trust units retained following the initial public offering of common units, which constituted 25% of the outstanding Trust units. Prior to their conversion on June 30, 2017, the subordinated units were entitled to receive pro rata distributions from the Trust each quarter if and to the extent there was sufficient cash to pay a cash distribution on the common units that was no less than 80% of the target distribution set forth in the Trust Agreement for the corresponding quarter. If there was insufficient cash to fund such a distribution on all of the common units, the distribution made with respect to the subordinated units was either reduced or eliminated for such quarter in order to make a distribution, to the extent possible, of up to the subordination threshold amount on all the common units, including the common units held by Chesapeake.
Incentive Threshold.  Prior to the conversion of the subordinated units on June 30, 2017, in exchange for agreeing to subordinate a portion of its Trust units, and in order to provide additional financial incentive to Chesapeake to satisfy its drilling obligation and perform operations on the Underlying Properties in an efficient and cost-effective manner, Chesapeake was entitled to receive incentive distributions equal to 50% of the amount by which the cash available for distribution on all of the Trust units in any quarter was 20% greater than the target distribution for such quarter. The remaining 50% of cash available for distribution in excess of the applicable incentive threshold, if any, was paid to the Trust unitholders, including Chesapeake, on a pro rata basis.
On June 30, 2017, the last day of the fourth full calendar quarter subsequent to Chesapeake's satisfaction of its drilling obligation, the subordinated units automatically converted into common units on a one-for-one basis and Chesapeake's right to receive incentive distributions with respect to subsequent periods terminated. Distributions made on common units after the August 2017 Distribution will no longer have the benefit of the subordination threshold, nor will the common units be subject to the incentive threshold, and all Trust unitholders will share on a pro rata basis in the Trust's distributions.

The following table sets forth the subordination threshold and the incentive threshold for each calendar quarter through the August 2017 Distribution, as established in the Trust Agreement:

Period	Subordination Threshold(a)	Incentive Threshold(a)
	(per unit)
2017:
First Quarter	$0.39	$0.59
Second Quarter(b)	$0.37	$0.56
 _____________________________________________________________________

(a)
For each quarter, the subordination threshold was equal to 80% of the target distribution and the incentive threshold was equal to 120% of the target distribution. The subordination and incentive thresholds terminated on June 30, 2017, and will no longer be applicable for any distribution after the August 2017 Distribution.

(b)
A distribution of $0.0949 per common unit was declared on August 4, 2017 to common unitholders of record as of August 21, 2017, except with respect to holders of common units issued on June 30, 2017 upon conversion of the Trust's subordinated units. The distribution will be paid on August 31, 2017. As the common unit distribution was below the subordination threshold, no distribution was declared with respect to any subordinated unit that converted on June 30, 2017.

Results of Trust Operations
The quarterly payments to the Trust with respect to the Royalty Interests are based on the amount of proceeds actually received by Chesapeake during the preceding calendar quarter. Proceeds from production are typically received by Chesapeake one month after production. Due to the timing of the payment of production proceeds, quarterly distributions made by Chesapeake to the Trust generally include royalties attributable to sales of oil, natural gas and NGL for three months, comprised of the first two months of the quarter just ended and the last month of the quarter prior to that one. Chesapeake is required to make the Royalty Interest payments to the Trust within 35 days of the end of each calendar quarter. During the six months ended June 30, 2017, the Trust received payments on the Royalty Interests representing royalties attributable to proceeds from sales of oil, natural gas and NGL for September 1, 2016 to February 28, 2017.
The Trust’s income available for distribution throughout 2016 and to date in 2017 has been adversely affected by several factors. Oil and natural gas prices declined significantly throughout 2016 and remain low. The Trust's revenues and distributable income available to unitholders have been and will continue to be adversely affected if commodity prices remain at current levels or decline further. For each of the quarterly production period from September 1, 2016 to February 28, 2017, the Trust's calculated distribution per common unit was below the applicable subordination threshold, and no subordinated distribution was paid.
Low levels of future production and low commodity prices will continue to reduce the Trust’s revenues and distributable income available to unitholders and will likely result in continued distributions to common unitholders below the subordination threshold, which will no longer be applicable following the August 2017 Distribution. Prior to the conversion of the subordinated units, when a quarterly cash distribution per common unit was lower than the applicable subordination threshold, the common units were not entitled to receive any additional distributions, nor were the common units or the subordinated units entitled to arrearages in any future quarter. On June 30, 2017, the last day of the fourth full calendar quarter subsequent to Chesapeake's satisfaction of its drilling obligation, the subordinated units automatically converted into common units on a one-for-one basis and Chesapeake's right to receive incentive distributions with respect to subsequent periods terminated. Distributions made on common units after the August 2017 Distribution will no longer have the benefit of the subordination threshold, nor will the common units be subject to the incentive threshold, and all Trust unitholders will share on a pro rata basis in the Trust's distribution. As such, we expect the distribution per common unit will decrease after the August 2017 Distribution due to the increased number of common units outstanding.
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
In the three and six months ended June 30, 2017, the Trust recognized no impairments of the Royalty Interests. In the six months ended June 30, 2016, the Trust recognized approximately $14.7 million in impairments of the Royalty Interests primarily due to a decrease in commodity prices. There were no such impairments during the three months ended June 30, 2016. The impairments resulted in non-cash charges to Trust corpus and did not affect the Trust's distributable income. See Investment in Royalty Interests in Note 2 to the financial statements contained in Item 1 of Part I of this Quarterly Report and Trust Operations below for further discussion of the impairments.
Trust Operations for the Three Months Ended June 30, 2017 as compared to June 30, 2016.
Distributable Income. The Trust's distributable income was $3.5 million for the three months ended June 30, 2017, compared to $1.4 million for the three months ended June 30, 2016, an increase of $2.1 million. This increase was primarily due to an increase in the average realized prices received from sales of oil, natural gas and NGL in the production period from December 1, 2016 to February 28, 2017 (current production quarter) as compared to the production period from December 1, 2015 to February 29, 2016 (prior production quarter). See Royalty Income below for information regarding the change in average prices received and the change in sales volumes.
On a per unit basis, the Trust's distributable income for the three months ended June 30, 2017, and attributable to the current production quarter, was $0.1005 per common unit, and because such amount was below the subordination threshold, no subordinated distribution was paid. Cash distributions during the three months ended June 30, 2016 and attributable to the prior production quarter were $0.0403 per common unit, and because such amount was below the subordination threshold, no subordinated distribution was paid. Distributable income for each of the three months ended June 30, 2017 and 2016, and their respective production periods described above, was calculated as follows:

	Three Months Ended June 30,
	2017	2016
	($ in thousands, except per unit data)
REVENUES:
Royalty income(a)	$4,533	$2,354
INCOME (EXPENSES):
Production taxes	(207)	(118)
Trust administrative expenses	(803)	(824)
Derivative settlement gain	—	—
Total income (expenses)	(1,010)	(942)
Distributable income available to unitholders	$3,523	$1,412

Distributable income per common unit (35,062,500 units)	$0.1005	$0.0403
Distributable income per subordinated unit (11,687,500 units)(b)	$—	$—
 _____________________________________________________

(a)	Net of certain post-production expenses.

(b)
For the three months ended June 30, 2017 and 2016, the Trust's calculated distributable income was below the applicable subordination threshold. As a result, no distribution was paid for the subordinated units in either quarter. The subordination and incentive thresholds terminated on June 30, 2017, and will no longer be applicable for any distribution after the August 2017 Distribution.

Royalty Income.  Royalty income to the Trust for the three months ended June 30, 2017, and attributable to the current production quarter, totaled approximately $4.5 million based upon sales of production attributable to the Royalty Interests of 36 thousand barrels (mbbls) of oil, 812 million cubic feet (mmcf) of natural gas and 85 mbbls of NGL. Total production attributable to the Royalty Interests for the current production quarter was 256 thousand barrels of oil equivalent (mboe). Average prices received for production, including the impact of certain post-production expenses and excluding production taxes, during the current production quarter were $47.18 per barrel (bbl) of oil, $1.09 per thousand cubic feet (mcf) of natural gas and $23.10 per bbl of NGL.
Royalty income to the Trust for the three months ended June 30, 2016, and attributable to the prior production quarter, totaled $2.4 million based upon sales of production attributable to the Royalty Interests of 45 mbbls of oil, 1,092 mmcf of natural gas and 84 mbbls of NGL. Total production attributable to the Royalty Interests for the prior production quarter was 311 mboe. Average prices received for production, including the impact of certain post-production expenses and excluding production taxes, during the prior production quarter were $24.71 per bbl of oil, $0.15 per mcf of natural gas and $12.78 per bbl of NGL.
The increase in the price received per barrel of oil equivalent (boe) in the current production quarter compared to the prior production quarter resulted in a $2.6 million increase in royalty income. Such increase was offset by lower sales volumes, which decreased royalty income by $416,000, for a total increase in royalty income of approximately $2.2 million. The 55 mboe decrease in total production attributable to the Royalty Interests for the current production period compared to the prior production period is primarily due to no additional wells being drilled on the underlying properties once the drilling obligation was met.
Production Taxes.  Production taxes are calculated as a percentage of oil, natural gas and NGL revenues, net of any applicable tax credits. Production taxes for the three months ended June 30, 2017, and attributable to the current production quarter, were $207,000, or $0.81 per boe, as compared to production taxes for the three months ended June 30, 2016, and attributable to the prior production quarter, of $118,000, or $0.38 per boe. The increase in production taxes is primarily due to the increase in revenue value. As value increases, production tax will increase. Production taxes represented 4.6% and 5.0% of royalty income for the three months ended June 30, 2017 and 2016, respectively.
Trust Administrative Expenses. The Trust recorded expenses of $803,000 and $824,000 during the three months ended June 30, 2017 and June 30, 2016, respectively, for trust administrative expenses, including cash reserves. Trust administrative expenses primarily consist of the administrative fees paid to the Trustees and Chesapeake and costs for accounting and legal services.
Derivative Settlement Gain.  The Trust recorded gains or losses from the derivative contracts when proceeds were received or payments were made, respectively. There was no settlement of derivative contracts for the three months ended June 30, 2017, as the Trust settled all derivative contracts as of February 2016.
Impairments of Investment in Royalty Interests. For each of the three months ended June 30, 2017 and 2016, the Trust recognized no impairments of the Royalty Interests. See Investment in Royalty Interests in Note 2 to the financial statements included in Item 1 of Part I of this Quarterly Report for further discussion of the impairments.
Trust Operations for the Six Months Ended June 30, 2017 as compared to June 30, 2016.
Distributable Income. The Trust's distributable income was $6.7 million for the six months ended June 30, 2017, compared to $6.9 million for the six months ended June 30, 2016, a decrease of $0.2 million. This decrease was primarily due to no derivative settlement gain in the production period from September 1, 2016 to February 28, 2017 (current production period) as compared to the production period from September 1, 2015 to February 29, 2016 (prior production period). See Royalty Income below for information regarding the change in average prices received and the change in sales volumes.

On a per unit basis, the Trust's distributable income for the six months ended June 30, 2017, and attributable to the current production period, was $0.1917 per common unit, and because such amount was below the subordination threshold, no subordinated distribution was paid. Cash distributions during the six months ended June 30, 2016 and attributable to the prior production period were $0.1970 per common unit, and because such amount was below the subordination threshold, no subordinated distribution was paid. Distributable income for each of the six months ended June 30, 2017 and 2016, and their respective production periods described above, was calculated as follows:

	Six Months Ended June 30,
	2017	2016
	($ in thousands, except per unit data)
REVENUES:
Royalty income(a)	$8,306	$6,433
INCOME (EXPENSES):
Production taxes	(371)	(238)
Trust administrative expenses	(1,215)	(1,399)
Derivative settlement gain	—	2,109
Total income (expenses)	(1,586)	472
Distributable income available to unitholders	$6,720	$6,905

Distributable income per common unit (35,062,500 units)	$0.1917	$0.1970
Distributable income per subordinated unit (11,687,500 units)(b)	$—	$—
 _____________________________________________________

(a)	Net of certain post-production expenses.

(b)
For the six months ended June 30, 2017 and 2016, the Trust's calculated distributable income was below the applicable subordination threshold. As a result, no distribution was paid for the subordinated units in either period. The subordination and incentive thresholds terminated on June 30, 2017, and will no longer be applicable for any distribution after the August 2017 Distribution.

Royalty Income.  Royalty income to the Trust for the six months ended June 30, 2017, and attributable to the current production quarter, totaled $8.3 million based upon sales of production attributable to the Royalty Interests of 72 mbbls of oil, 1,719 mmcf of natural gas and 169 mbbls of NGL. Total production attributable to the Royalty Interests for the current production period was 528 mboe. Average prices received for production, including the impact of certain post-production expenses and excluding production taxes, during the current production period were $44.14 per bbl of oil, $0.91 per mcf of natural gas and $21.12 per bbl of NGL.
Royalty income to the Trust for the three months ended June 30, 2016, and attributable to the prior production period, totaled $6.4 million based upon sales of production attributable to the Royalty Interests of 92 mbbls of oil, 2,313 mmcf of natural gas and 182 mbbls of NGL. Total production attributable to the Royalty Interests for the prior production quarter was 660 mboe. Average prices received for production, including the impact of certain post-production expenses and excluding production taxes, during the prior production period were $31.35 per bbl of oil, $0.39 per mcf of natural gas and $14.48 per bbl of NGL.
The increase in the price received per boe in the current production period compared to the prior production period resulted in a $3.2 million increase in royalty income. Such increase was offset by lower sales volumes, which decreased royalty income by $1.3 million, for a total increase in royalty income of $1.9 million. The 132 mboe decrease in total production attributable to the Royalty Interests for the current production period compared to the prior production period is primarily due to no additional wells being drilled on the underlying properties once the drilling obligation was met.
Production Taxes.  Production taxes are calculated as a percentage of oil, natural gas and NGL revenues, net of any applicable tax credits. Production taxes for the six months ended June 30, 2017, and attributable to the current production period, were $371,000, or $0.70 per boe, as compared to production taxes for the six months ended June 30, 2016, and attributable to the prior production period, of $238,000, or $0.36 per boe. The increase in production taxes is primarily due to the number of wells with expiring tax incentives being greater than the number of new wells coming online and receiving tax incentives. As incentives on existing wells expire, the wells are taxed at the higher statutory rate causing the overall effective tax rate to increase. Production taxes represented approximately 4.5% and 3.7% of royalty income for the three months ended June 30, 2017 and 2016, respectively.
Trust Administrative Expenses. The Trust recorded expenses of $1.2 million and $1.4 million during the six months ended June 30, 2017 and 2016, respectively for trust administrative expenses, including cash reserves. Trust administrative expenses primarily consist of the administrative fees paid to the Trustees and Chesapeake and costs for accounting and legal services.
Derivative Settlement Gain.  The Trust recorded gains or losses from the derivative contracts when proceeds were received or payments were made, respectively. There was no settlement of derivative contracts for the six months ended June 30, 2017, as the Trust settled all derivative contracts as of February 2016. Swaps covering the prior production period were settled during the six months ended June 30, 2016, and proceeds received were included in the Trust's distributable income for the prior production period. Total gains during the six months ended June 30, 2016 were $2.1 million.
Impairments of Investment in Royalty Interests. For the six months ended June 30, 2017, the Trust recognized no impairments of the Royalty Interests. For the six months ended June 30, 2016, the Trust recognized $14.7 million, in impairments of the Royalty Interests. The 2016 impairments were primarily due to a decrease in commodity prices. The 2016 impairments resulted in a non-cash charge to Trust corpus and did not affect the Trust's distributable income. See Investment in Royalty Interests in Note 2 to the financial statements included in Item 1 of Part I of this Quarterly Report for further discussion of the impairments.
Liquidity and Capital Resources
The Trust’s principal sources of liquidity and capital are cash flows generated from the Royalty Interests and the loan commitment as described below and, prior to the expiration of the derivative contracts on September 30, 2015, cash settlements on derivative contracts during periods in which oil prices fell below the fixed price received on derivative contracts. The Trust’s primary uses of cash are distributions to Trust unitholders, payments of production taxes, payments of Trust administrative expenses, including any reserves established by the Trustee for future liabilities and repayment of loans and payments of expense reimbursements to Chesapeake for out-of-pocket expenses incurred on behalf of the Trust. Administrative expenses include payments to the Trustee and the Delaware Trustee as well as a quarterly fee of $50,000 to Chesapeake pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the sales of oil, natural gas and NGL production attributable to the Royalty Interests during the quarter, over the Trust’s expenses for the quarter and any cash reserve for the payment of liabilities of the Trust, subject to the subordination and incentive provisions described previously, as applicable.
The Trust is required to make quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s administrative expenses, on or about 60 days following the completion of each calendar quarter through (and including) the quarter ending June 30, 2031. The 2017 first quarter distribution of $0.0912 per common unit, consisting of proceeds attributable to production from September 1, 2016 through November 30, 2016 was made on March 2, 2017 to record unitholders as of February 20, 2017. The 2017 second quarter distribution of $0.1005 per common unit, consisting of proceeds attributable to production from December 1, 2016 through February 28, 2017, was made on June 1, 2017 to record unitholders as of May 22, 2017. As the distributable income per common unit for the 2017 first and second quarter distributions was below the subordination threshold, no distribution was declared for the subordinated units.

On August 4, 2017, the Trust declared a cash distribution of $0.0949 per common unit (the "August 2017 Distribution"), consisting of proceeds attributable to production from March 1, 2017 to May 31, 2017. The distribution will be paid on August 31, 2017 to record common unitholders as of August 21, 2017, except with respect to holders of common units issued on June 30, 2017 upon conversion of the Trust's subordinated units. The Trust's quarterly income available for distribution for the three months ended June 30, 2017 was $0.0712 per unit, which was $0.2988 below the applicable subordination threshold of $0.3700. All of the quarterly income available for distribution will be used to make the August 2017 Distribution, and no distribution will be paid with respect to any subordinated unit that converted on June 30, 2017. Distributable income attributable to production from March 1, 2017 to May 31, 2017 was calculated as follows (in thousands, except for unit and per unit amounts):

REVENUES:
Royalty income(a)	$3,738
INCOME (EXPENSES):
Production taxes	(174)
Trust administrative expenses(b)	(236)
Total expenses	(410)
Distributable income available to unitholders	$3,328

Distributable income per common unit (35,062,500 units)	$0.0949
Distributable income per subordinated unit (11,687,500 units)(c)	$—
___________________________________________________

(a)	Net of certain post-production expenses.

(b)	Including cash reserves withheld.

(c)
As the common unit distribution is below the applicable subordination threshold, no distribution was declared for the subordinated units. On June 30, 2017, the subordinated units automatically converted into common units on a one-for-one basis and Chesapeake's right to receive incentive distributions with respect to subsequent periods terminated. Distributions made on common units after the August 2017 Distribution will no longer have the benefit of the subordination threshold, nor will the common units be subject to the incentive threshold, and all Trust unitholders will share on a pro rata basis in the Trust's distribution. As such, we expect the distribution per common unit will decrease after the August 2017 Distribution due to the increased number of common units outstanding.

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
Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including cash reserves) is not sufficient to pay the Trust’s ordinary course expenses as they become due, Chesapeake will loan funds to the Trust necessary to pay such expenses. Any funds loaned by Chesapeake pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness for borrowed money of the Trust. If Chesapeake loans funds pursuant to this commitment, unless Chesapeake agrees otherwise, no further distributions may be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. There were no loans outstanding as of June 30, 2017 or December 31, 2016.

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
The Vice President of the Trustee has evaluated the effectiveness of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this Quarterly Report. Based on her evaluation, as of June 30, 2017, she has concluded that the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were not effective because of the material weakness in the Trust's internal control over financial reporting described in Part II, Item 9A of the 2016

Form 10-K.

Plan of Remediation for the Material Weakness.
The Trust is actively engaged in remediation efforts to address the material weakness identified in Part II, Item 9A of the 2016 Form 10-K. Specifically, the Trust is in the process of implementing a control related to reviewing the configuration of basis price differential calculations, including a control activity to verify any subsequent changes are appropriately reviewed and that the interface control is designed to validate the data at an appropriately disaggregated level. The Trustee believes that these actions will remediate the material weakness in internal control over financial reporting.
Changes in Internal Control over Financial Reporting.
There were no changes in the Trust's internal control over financial reporting during the quarter ended June 30, 2017, which materially affected, or were reasonably likely to materially affect, the Trust's internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Chesapeake.

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
Date: August 4, 2017

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