Form 10-Q
period 2017-09-30
CHESAPEAKE GRANITE WASH TRUST
filed 2017-11-08
CIK 1524769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X]    Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2017
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
If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial account standards provided pursuant to Section 13 (a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [X]
As of November 6, 2017, 46,750,000 Common Units representing beneficial interests in Chesapeake Granite Wash Trust were outstanding.

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

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Quarterly Report”) includes “forward-looking statements” about the Trust and Chesapeake and other matters discussed herein that are subject to risks and uncertainties that are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact included in this document, including, without limitation, statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I and elsewhere herein regarding the proved oil, natural gas and natural gas liquids ("NGL") reserves associated with the properties underlying the Royalty Interests, the Trust’s or Chesapeake’s future financial position, business strategy, budgets, projected costs and plans and objectives for future operations, information regarding target distributions, statements pertaining to future development activities and costs and information regarding production and reserve growth, are forward-looking statements. Actual outcomes and results may differ materially from those projected. Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “plan,” “goal,” “assume,” “target,” “should,” “intend” or other words that convey the uncertainty of future events or outcomes. These statements are based on certain assumptions made by the Trust, and by Chesapeake in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform with such expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Item 1A of Part I of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2016 (the "2016 Form 10-K") and those set forth from time to time in the Trust’s filings with the Securities and Exchange Commission (the "SEC"), which could affect the future results of the energy industry in general, and the Trust and Chesapeake in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on Chesapeake’s business and the Trust. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. The Trustee relies on Chesapeake for information regarding the Royalty Interests, the Underlying Properties and Chesapeake itself. The Trust undertakes no obligation to publicly update or revise any forward-looking statements, except as required by applicable law.

Table of Contents

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (Unaudited)

	September 30, 2017	December 31, 2016

	($ in thousands)
ASSETS:
Cash and cash equivalents	$1,358	$1,215

Investment in royalty interests	487,793	487,793
Less: accumulated amortization and impairment	(460,490)	(457,070)
Net investment in royalty interests	27,303	30,723
Total assets	$28,661	$31,938
LIABILITIES AND TRUST CORPUS:
Total liabilities	$—	$—
Trust Corpus; 46,750,000 common units issued and outstanding at September 30, 2017 and 35,062,500 common units and 11,687,500 subordinated units issued and outstanding December 31, 2016	28,661	31,938
Total liabilities and Trust corpus	$28,661	$31,938

The accompanying notes are an integral part of these financial statements.

CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF DISTRIBUTABLE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	($ in thousands, except unit and per unit data)
REVENUES:
Royalty income	$3,939	$2,608	$12,245	$9,041
INCOME (EXPENSES):
Production taxes	(185)	(79)	(556)	(317)
Trust administrative expenses	(236)	45	(1,451)	(1,354)
Derivative settlement gain	—	—	—	2,109
Total income (expenses)	(421)	(34)	(2,007)	438
Distributable income available to unitholders	$3,518	$2,574	$10,238	$9,479

Distributable income per common unit (46,750,000 common units at September 30, 2017 and 35,062,500 common units at September 30, 2016)(a)	$0.1003	$0.0734	$0.2920	$0.2704
Distributable income per subordinated unit (0 subordinated units at September 30, 2017 and 11,687,500 subordinated units at September 30, 2016	$—	$—	$—	$—

(a) Distributable income per common unit for the three and nine month periods ended September 30, 2017 was based upon 35,062,500 common units and excluded the common units issued on June 30, 2017 upon conversion of the Trust's subordinated units. See Note 6 to the financial statements contained in Item 1 of Part I of this Quarterly Report.

CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)

	Nine Months Ended September 30,
	2017	2016
	($ in thousands)
TRUST CORPUS: Beginning of period	$31,938	$63,216
Cash reserve surplus	144	229
Amortization of investment in royalty interests	(3,421)	(5,387)
Impairment of investment in royalty interests	—	(22,984)
Change in derivative asset and liability	—	(2,109)
Distributable income	10,238	9,479
Distributions paid to unitholders	(10,238)	(9,479)
TRUST CORPUS: End of period	$28,661	$32,965

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
The Trust was created to own royalty interests (the “Royalty Interests”) for the benefit of Trust unitholders pursuant to a trust agreement dated as of June 29, 2011, and subsequently amended and restated as of November 16, 2011, by and among Chesapeake, Chesapeake Exploration, L.L.C., a wholly owned subsidiary of Chesapeake, the Trustee and the Delaware Trustee (the “Trust Agreement”). The Royalty Interests are derived from Chesapeake’s interests in specified oil and natural gas properties located within an area of mutual interest (the "AMI") in the Colony Granite Wash play in Washita County in the Anadarko Basin of western Oklahoma (the “Underlying Properties”). Chesapeake conveyed the Royalty Interests to the Trust from (a) Chesapeake’s interests in 69 existing horizontal wells (the “Producing Wells”), and (b) Chesapeake’s interests in 118 horizontal development wells (the “Development Wells”) that have since been drilled on properties held by Chesapeake within the AMI. Pursuant to a development agreement with the Trust, Chesapeake was obligated to drill, cause to be drilled or participate as a non-operator in the drilling of the 118 Development Wells by June 30, 2016. Additionally, based on Chesapeake’s assessment of the ability of a Development Well to produce in paying quantities, Chesapeake was obligated to either complete and tie into production or plug and abandon each Development Well. Chesapeake retained an interest in each of the Producing Wells and Development Wells and currently operates 96% of the Producing Wells and the completed Development Wells. As of June 30, 2016, Chesapeake had fulfilled its drilling obligation under the development agreement.
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

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)

On June 30, 2017, the last day of the fourth full calendar quarter subsequent to Chesapeake's satisfaction of its drilling obligation, the subordinated units automatically converted into common units on a one-for-one basis and Chesapeake's right to receive incentive distributions with respect to quarters after the 2017 second quarter terminated. All distributions made on common units scheduled to be made after September 30, 2017 will no longer have the benefit of the subordination threshold, nor are the common units subject to the incentive threshold, and all Trust unitholders share on a pro rata basis in the Trust's distributions.
The distribution for the quarter ended June 30, 2017 which was paid on August 31, 2017, was still subject to the subordination threshold. As a result, distributable income available to unitholders for the three and nine months ended September 30, 2017 is still subject to the subordination threshold. As such, distributable income per common unit as of September 30, 2017 is based upon the 35,062,500 common units (see Note 6). Beginning with the distribution scheduled for November 30, 2017 the distributable income available to unitholders will be based on the 46,750,000 common units that are currently outstanding (see Note 7).
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

2.	Basis of Presentation and Significant Accounting Policies
Basis of Accounting.  The accompanying Statement of Assets, Liabilities and Trust Corpus as of December 31, 2016 and the unaudited interim financial statements of the Trust as of and for the three and nine months ended September 30, 2017 and 2016 have been presented in accordance with the rules and regulations of the SEC and include all adjustments which are, in the opinion of the Trustee, necessary to fairly state the Trust's financial position and results of operations for the periods presented. The accompanying unaudited interim financial statements should be read in conjunction with the December 31, 2016 audited financial statements and notes of the Trust, included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2016. These financial statements have been prepared in accordance with the SEC instructions to Form 10-Q and, therefore, do not include all disclosures required for financial statements prepared in conformity with accounting principles generally accepted in the United States of America (GAAP).
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
The Trust’s income available for distribution throughout 2016 and to date in 2017 has been adversely affected by several factors. The Trust's revenues and distributable income available to unitholders have been and will continue to

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)

be adversely affected if commodity prices remain at current levels or decline further. For each of the quarterly production periods from September 1, 2016 to November 30, 2016, December 1, 2016 to February 28, 2017 and March 1, 2017 to May 31, 2017, the Trust's calculated distribution per common unit was below the applicable subordination threshold, and no subordinated distribution was paid. On November 7, 2017, the Trust declared a cash distribution of $0.0657 per common unit (the "November 2017 Distribution"), consisting of proceeds attributable to production from June 1, 2017 to August 31, 2017. The distribution will be paid on November 30, 2017 to common unitholders of record as of November 20, 2017. See Note 6 for information regarding prior distributions paid and Note 7 for information on the November 2017 Distribution. On June 30, 2017, the subordinated units automatically converted into common units on a one-for-one basis. Distributions no longer have the benefit of the subordination threshold, nor are the common units subject to the incentive threshold, and all Trust unitholders share on a pro rata basis in the Trust’s distributions.
During the nine months ended September 30, 2017, none of the distributable income available to common unitholders was attributable to derivative settlement gains or hedging activities. As disclosed in Note 3 below, the derivative contracts were initially novated to the Trust in November 2011 and covered a portion of the production attributable to the Royalty Interests from October 1, 2011 through September 30, 2015 but did not cover any production subsequent to September 30, 2015. Settlement of these derivative contracts was concluded as of February 2016.
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
On a quarterly basis, the Trust evaluates the carrying value of the Investment in Royalty Interests under the full cost accounting rules of the SEC. This quarterly review is referred to as a ceiling test. Under the ceiling test, the carrying value of the Investment in Royalty Interests may not exceed an amount equal to the sum of the present value (using a 10% discount rate) of the estimated future net revenues from proved reserves. In the three and nine months ended September 30, 2017, the Trust recognized no impairments of the Royalty Interests. In the three and nine months ended September 30, 2016, the Trust recognized approximately $8.2 million and $23.0 million, respectively, in impairments to the carrying value of the Investment in Royalty Interests, primarily due to a decrease in commodity prices used to calculate the proved reserves attributable to the Trust's interest in the Underlying Properties. The impairments resulted in non-cash charges to Trust corpus and did not affect the Trust's distributable income.
Derivatives.  To mitigate a portion of the exposure to adverse market changes of oil prices, the Trust had derivative contracts covering a portion of oil production through September 30, 2015. See Note 3 for discussion of the Trust's former derivative contracts.
The Trust recorded gains or losses from the derivative contracts when proceeds were received or payments were made, respectively. Additionally, changes in the fair value of the derivative contracts were accounted for as an adjustment to Trust corpus and the fair value carried on the Statements of Assets, Liabilities and Trust Corpus. Cash distributions to unitholders were increased or decreased by settlements of the Trust's derivative contracts. All of the Trust's derivative contracts expired on September 30, 2015 and as of February 2016, the Trust had settled all derivative contracts.

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
Loan Commitment.  Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course expenses as they become due, Chesapeake will loan funds to the Trust necessary to pay such expenses. Such loans will be recorded as a liability on the Statements of Assets, Liabilities and Trust Corpus until repaid. A loan neither increases nor decreases distributions to unitholders; however, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount and unless Chesapeake otherwise agrees) until the loan is repaid. There were no loans outstanding as of September 30, 2017 or December 31, 2016.
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
The Trust's derivative contracts were intended to manage its exposure to adverse changes in oil prices. On November 16, 2011, Chesapeake novated certain derivative contracts to the Trust pursuant to which the Trust became party to derivative contracts covering a portion of its expected production from October 1, 2011 through September 30, 2015. These derivative contracts consisted of fixed-price oil swaps in which the Trust received a fixed price and paid a floating market price based on New York Mercantile Exchange settlement prices to the counterparty for the underlying commodity of the derivative. As a party to these contracts, the Trust received payments directly from its counterparty or was required to pay any amounts owed directly to the counterparty. All swaps were net settled based on the difference between the fixed-price payment and the floating-price payment. All of the Trust's derivative contracts expired on September 30, 2015 and as of February 2016, the Trust had settled all derivative contracts. For the nine months ended September 30, 2016, the Trust settled derivative contracts that resulted in receipts from the counterparty of $2.1 million.

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

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)

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
Loan Commitment. Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course expenses as they become due, Chesapeake will loan funds to the Trust necessary to pay such expenses. Any funds loaned by Chesapeake pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness for borrowed money of the Trust. If Chesapeake loans funds pursuant to this commitment, unless Chesapeake agrees otherwise, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. There were no loans outstanding as of September 30, 2017 or December 31, 2016.

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)

6.	Distributions to Unitholders
The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s expenses, approximately 60 days following the completion of each quarter through (and including) the quarter ending June 30, 2031.
For the nine months ended September 30, 2017 and 2016, the Trust declared and paid the following cash distributions:

		Cash Distribution per Common Unit
Production Period	Distribution Date	Public Unitholders Other Than Chesapeake	Chesapeake	Cash Distribution per Subordinated Unit
March 2017 - May 2017(a)	August 31, 2017	$0.1003	$0.1003	$—
December 2016 - February 2017	June 1, 2017	$0.1005	$0.1005	$—
September 2016 - November 2016	March 2, 2017	$0.0912	$0.0912	$—
March 2016 - May 2016	August 29, 2016	$0.0734	$0.0734	$—
December 2015 - February 2016	May 31, 2016	$0.0403	$0.0403	$—
September 2015 - November 2015(b)	March 1, 2016	$0.2195	$0.0369	$—
___________________________________________________

(a)
Following the Trust's press release dated August 4, 2017, the Trust identified an additional $190,000 to be included in distributable income available to unitholders. The Trust announced a revision to the distribution amount on August 11, 2017. Based upon the revised sales volume and average pricing calculations, the distribution of $0.1003 per common unit, which was calculated on the basis of 35,062,500 common units and excluded the common units issued on June 30, 2017 upon conversion of the Trust's subordinated units, was paid on August 31, 2017.

(b)
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

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)

7. Subsequent Events
The Trust's quarterly income available for distribution was $0.0657 per common unit for the production period from June 1, 2017 to August 31, 2017. On November 7, 2017, the Trust declared a cash distribution of $0.0657 per common unit (the "November 2017 Distribution"), attributable to such production period. The distribution will be paid on November 30, 2017 to common unitholders of record as of November 20, 2017. All Trust unitholders share on a pro rata basis in the Trust's distributable income.
Distributable income attributable to production from June 1, 2017 to August 31, 2017 was calculated as follows (in thousands, except for unit and per unit amounts):

REVENUES:
Royalty income(a)	$3,420
INCOME (EXPENSES):
Production taxes	(113)
Trust administrative expenses(b)	(234)
Total expenses	(347)
Distributable income available to common unitholders	$3,073

Distributable income per common unit (46,750,000 units)(c)	$0.0657
___________________________________________________

(a)	Net of certain post-production expenses.

(b)	Includes cash reserves withheld.

(c)
On June 30, 2017, the subordinated units automatically converted into common units on a one-for-one basis and Chesapeake's right to receive incentive distributions with respect to subsequent periods terminated. Distributions made on common units no longer have the benefit of the subordination threshold, nor are the common units subject to the incentive threshold, and all Trust unitholders share on a pro rata basis in the Trust's distribution.

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

The Trust is required to make quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s administrative expenses, on or about 60 days following the completion of each calendar quarter through (and including) the quarter ending June 30, 2031. During the nine months ended September 30, 2017, distributions were paid on March 2, 2017, June 1, 2017 and August 31, 2017. See Liquidity and Capital Resources below and Note 6 to the financial statements contained in Item 1 of Part I of this Quarterly Report for more information regarding the distributions.

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
On June 30, 2017, the last day of the fourth full calendar quarter subsequent to Chesapeake's satisfaction of its drilling obligation, the subordinated units automatically converted into common units on a one-for-one basis. Distributions on common units no longer have the benefit of the subordination threshold, nor are the common units subject to the incentive threshold, and all Trust unitholders share on a pro rata basis in the Trust's distributions.
Results of Trust Operations
The quarterly payments to the Trust with respect to the Royalty Interests are based on the amount of proceeds actually received by Chesapeake during the preceding calendar quarter. Proceeds from production are typically received by Chesapeake one month after production. Due to the timing of the payment of production proceeds, quarterly distributions made by Chesapeake to the Trust generally include royalties attributable to sales of oil, natural gas and NGL for three months, comprised of the first two months of the quarter just ended and the last month of the quarter prior to that one. Chesapeake is required to make the Royalty Interest payments to the Trust within 35 days of the end of each calendar quarter. During the nine months ended September 30, 2017, the Trust received payments on the Royalty Interests representing royalties attributable to proceeds from sales of oil, natural gas and NGL for September 1, 2016 to May 31, 2017.
The Trust’s income available for distribution throughout 2016 and to date in 2017 has been adversely affected by several factors. The Trust's revenues and distributable income available to unitholders have been and will continue to be adversely affected if commodity prices remain at current levels or decline further. For each quarterly production period from September 1, 2016 to May 31, 2017, the Trust's calculated distribution per common unit was below the applicable subordination threshold, and no subordinated distribution was paid.
Low levels of future production and low commodity prices will continue to reduce the Trust’s revenues and distributable income available to unitholders. Prior to the conversion of the subordinated units, when a quarterly cash distribution per common unit was lower than the applicable subordination threshold, the common units were not entitled to receive any additional distributions, nor were the common units or the subordinated units entitled to arrearages in any future quarter. On June 30, 2017, the last day of the fourth full calendar quarter subsequent to Chesapeake's satisfaction of its drilling obligation, the subordinated units automatically converted into common units on a one-for-one basis. Distributions made on common units no longer have the benefit of the subordination threshold, nor are the common units subject to the incentive threshold, and all Trust unitholders share on a pro rata basis in the Trust's distribution.
As disclosed in Note 3 to the financial statements contained in Item 1 of Part I of this Quarterly Report, the derivative contracts were initially novated to the Trust in November 2011 and covered a portion of the production attributable to the Royalty Interests from October 1, 2011 through September 30, 2015 but did not cover any production subsequent to September 30, 2015. Settlement of these derivative contracts continued through February 2016. As a result of the expiration of these derivative contracts, it is anticipated that Trust revenues and funds available for distribution will continue to remain low as long as low commodity prices continue.
The Trust's Investment in Royalty Interests are subject to a quarterly full cost ceiling test. In the three and nine months ended September 30, 2017, the Trust recognized no impairments of the Royalty Interests. In the three and nine months ended September 30, 2016, the Trust recognized approximately $8.2 million and $23.0 million, respectively, in impairments of the Royalty Interests primarily due to a decrease in commodity prices. The impairments resulted in non-cash charges to Trust corpus and did not affect the Trust's distributable income. See Investment in Royalty Interests in Note 2 to the financial statements contained in Item 1 of Part I of this Quarterly Report and Trust Operations below for further discussion of the impairments.
Trust Operations for the Three Months Ended September 30, 2017 as compared to September 30, 2016.
Distributable Income. The Trust's distributable income was $3.5 million for the three months ended September 30, 2017, compared to $2.6 million for the three months ended September 30, 2016, an increase of $0.9 million. This increase was primarily due to an increase in the average realized prices received from sales of oil, natural gas and NGL in the production period from March 1, 2017 to May 31, 2017 (current production quarter) as compared to the production period from March 1, 2016 to May 31, 2016 (prior production quarter). See Royalty Income below for information regarding the change in average prices received and the change in sales volumes.

On a per unit basis, the Trust's distributable income for the three months ended September 30, 2017, and attributable to the current production quarter, was $0.1003 per common unit, excluding the common units issued on June 30, 2017 upon conversion of the Trust's subordinated units. Cash distributions during the three months ended September 30, 2016 and attributable to the prior production quarter were $0.0734 per common unit, and because such amount was below the subordination threshold, no subordinated distribution was paid. Distributable income for each of the three months ended September 30, 2017 and 2016, and their respective production periods described above, was calculated as follows:

	Three Months Ended September 30,
	2017	2016
	($ in thousands, except per unit data)
REVENUES:
Royalty income(a)	$3,939	$2,608
INCOME (EXPENSES):
Production taxes	(185)	(79)
Trust administrative expenses	(236)	45
Total income (expenses)	(421)	(34)
Distributable income available to unitholders	$3,518	$2,574

Distributable income per common unit(b)	$0.1003	$0.0734
Distributable income per subordinated unit(c)	$—	$—
 _____________________________________________________

(a)	Net of certain post-production expenses.

(b)	See Notes 1 and 6 to the financial statements contained in Item 1 of Part I of this Quarterly Report.

(c)
For the three months ended September 30, 2016 and 2017, the Trust's calculated distributable income was below the applicable subordination threshold. As a result, no distribution was paid for the subordinated units in either quarter. The subordination and incentive thresholds terminated on June 30, 2017 and are no longer applicable for any future distribution.

Royalty Income.  Royalty income to the Trust for the three months ended September 30, 2017, and attributable to the current production quarter, totaled approximately $3.9 million based upon sales of production attributable to the Royalty Interests of 34 thousand barrels (mbbls) of oil, 814 million cubic feet (mmcf) of natural gas and 80 mbbls of NGL. Total production attributable to the Royalty Interests for the current production quarter was 249 thousand barrels of oil equivalent (mboe). Average prices received for production, including the impact of certain post-production expenses and excluding production taxes, during the current production quarter were $44.16 per barrel (bbl) of oil, $1.21 per thousand cubic feet (mcf) of natural gas and $18.45 per bbl of NGL.
Royalty income to the Trust for the three months ended September 30, 2016, and attributable to the prior production quarter, totaled approximately $2.6 million based upon sales of production attributable to the Royalty Interests of 44 mbbls of oil, 1,012 mmcf of natural gas and 100 mbbls of NGL. Total production attributable to the Royalty Interests for the prior production quarter was 312 mboe. Average prices received for production, including the impact of certain post-production expenses and excluding production taxes, during the prior production quarter were $35.11 per bbl of oil, $(0.40) per mcf of natural gas and $14.80 per bbl of NGL.
The increase in the price received per barrel of oil equivalent (boe) in the current production quarter compared to the prior production quarter resulted in a $1.8 million increase in royalty income. Such increase was offset by lower sales volumes, which decreased royalty income by $0.5 million, for a total increase in royalty income of approximately $1.3 million. The 63 mboe decrease in total production attributable to the Royalty Interests for the current production period compared to the prior production period is primarily due to no additional wells being drilled on the underlying properties once the drilling obligation was met and natural declines in production from the producing wells and development wells.

Production Taxes.  Production taxes are calculated as a percentage of oil, natural gas and NGL revenues, net of any applicable tax credits. Production taxes for the three months ended September 30, 2017, and attributable to the current production quarter, were $185,000, or $0.74 per boe, as compared to production taxes for the three months ended September 30, 2016, and attributable to the prior production quarter, of $79,000, or $0.25 per boe. The increase in production taxes is primarily due to the number of wells with expiring tax incentives and no new wells coming online and receiving tax incentives. As incentives on existing wells expire, the wells are taxed at the higher statutory rate, causing the overall effective tax rate to increase. Production taxes represented 4.7% and 3.0% of royalty income for the three months ended September 30, 2017 and 2016, respectively.
Trust Administrative Expenses. The Trust recorded expenses of $236,000 and credits of $45,000 during the three months ended September 30, 2017 and September 30, 2016, respectively, for trust administrative expenses, including cash reserves. The fluctuation in expenses is primarily due to the timing of payments and increased audit fees. Trust administrative expenses primarily consist of the administrative fees paid to the Trustees and Chesapeake and costs for accounting and legal services.
Derivative Settlement Gain.  The Trust recorded gains or losses from the derivative contracts when proceeds were received or payments were made, respectively. There was no settlement of derivative contracts for the three months ended September 30, 2017 and 2016, respectively, as the Trust settled all derivative contracts as of February 2016.
Impairments of Investment in Royalty Interests. The Trust's Investment in Royalty Interests are subject to a quarterly full cost ceiling test. For the three months ended September 30, 2017, the Trust recognized no impairments of the Royalty Interests. For the three months ended September 30, 2016, the Trust recognized $8.2 million in impairments of the Royalty Interests. See Investment in Royalty Interests in Note 2 to the financial statements included in Item 1 of Part I of this Quarterly Report for further discussion of the impairments.
Trust Operations for the Nine Months Ended September 30, 2017 as compared to September 30, 2016.
Distributable Income. The Trust's distributable income was $10.2 million for the nine months ended September 30, 2017, compared to $9.5 million for the nine months ended September 30, 2016, an increase of $0.7 million. This increase was primarily due to an increase in the average realized prices received from sales of oil, natural gas and NGL in the production period from September 1, 2016 to May 31, 2017 (current production period) as compared to the production period from September 1, 2015 to May 31, 2016 (prior production period). See Royalty Income below for information regarding the change in average prices received and the change in sales volumes.

On a per unit basis, the Trust's distributable income for the nine months ended September 30, 2017, and attributable to the current production period, was $0.2920 per common unit, and no subordinated distribution was paid. Cash distributions during the nine months ended September 30, 2016 and attributable to the prior production period were $0.2704 per common unit, and because such amount was below the subordination threshold, no subordinated distribution was paid. Distributable income for each of the nine months ended September 30, 2017 and 2016, and their respective production periods described above, was calculated as follows:

	Nine Months Ended September 30,
	2017	2016
	($ in thousands, except per unit data)
REVENUES:
Royalty income(a)	$12,245	$9,041
INCOME (EXPENSES):
Production taxes	(556)	(317)
Trust administrative expenses	(1,451)	(1,354)
Derivative settlement gain	—	2,109
Total income (expenses)	(2,007)	438
Distributable income available to unitholders	$10,238	$9,479

Distributable income per common unit(b)	$0.2920	$0.2704
Distributable income per subordinated unit(c)	$—	$—
 _____________________________________________________

(a)	Net of certain post-production expenses.

(b)	See Notes 1 and 6 to the financial statements contained in Item 1 of Part I of this Quarterly Report.

(c)
For the nine months ended September 30, 2016, the Trust's calculated distributable income was below the applicable subordination threshold. As a result, no distribution was paid for the subordinated units in either period. The subordination and incentive thresholds terminated on June 30, 2017 and are no longer applicable for any future distribution.

Royalty Income.  Royalty income to the Trust for the nine months ended September 30, 2017, and attributable to the current production quarter, totaled $12.2 million based upon sales of production attributable to the Royalty Interests of 106 mbbls of oil, 2,533 mmcf of natural gas and 249 mbbls of NGL. Total production attributable to the Royalty Interests for the current production period was 777 mboe. Average prices received for production, including the impact of certain post-production expenses and excluding production taxes, during the current production period were $44.00 per bbl of oil, $1.00 per mcf of natural gas and $20.24 per bbl of NGL.
Royalty income to the Trust for the nine months ended September 30, 2016, and attributable to the prior production period, totaled $9.0 million based upon sales of production attributable to the Royalty Interests of 136 mbbls of oil, 3,325 mmcf of natural gas and 282 mbbls of NGL. Total production attributable to the Royalty Interests for the prior production quarter was 972 mboe. Average prices received for production, including the impact of certain post-production expenses and excluding production taxes, during the prior production period were $32.53 per bbl of oil, $0.15 per mcf of natural gas and $14.57 per bbl of NGL.
The increase in the price received per boe in the current production period compared to the prior production period resulted in a $5.0 million increase in royalty income. Such increase was offset by lower sales volumes, which decreased royalty income by $1.8 million, for a total increase in royalty income of $3.2 million. The 195 mboe decrease in total production attributable to the Royalty Interests for the current production period compared to the prior production period is primarily due to no additional wells being drilled on the underlying properties once Chesapeake satisfied its drilling obligation to the Trust and natural declines in production from the producing wells and development wells.

Production Taxes.  Production taxes are calculated as a percentage of oil, natural gas and NGL revenues, net of any applicable tax credits. Production taxes for the nine months ended September 30, 2017, and attributable to the current production period, were $556,000, or $0.72 per boe, as compared to production taxes for the nine months ended September 30, 2016, and attributable to the prior production period, of $317,000, or $0.33 per boe. The increase in production taxes is primarily due to the number of wells with expiring tax incentives and no new wells coming online and receiving tax incentives. As incentives on existing wells expire, the wells are taxed at the higher statutory rate causing the overall effective tax rate to increase. Production taxes represented approximately 4.5% and 3.5% of royalty income for the nine months ended September 30, 2017 and 2016, respectively.
Trust Administrative Expenses. The Trust recorded expenses of $1.5 million and $1.4 million during the nine months ended September 30, 2017 and 2016, respectively, for trust administrative expenses, including cash reserves. Trust administrative expenses primarily consist of the administrative fees paid to the Trustees and Chesapeake and costs for accounting and legal services.
Derivative Settlement Gain.  The Trust recorded gains or losses from the derivative contracts when proceeds were received or payments were made, respectively. There was no settlement of derivative contracts for the nine months ended September 30, 2017, as the Trust settled all derivative contracts as of February 2016. Swaps covering the prior production period were settled during the nine months ended September 30, 2016, and proceeds received were included in the Trust's distributable income for the prior production period. Total gains during the nine months ended September 30, 2016 were $2.1 million.
Impairments of Investment in Royalty Interests. The Trust's Investment in Royalty Interests are subject to a quarterly full cost ceiling test. For the nine months ended September 30, 2017, the Trust recognized no impairments of the Royalty Interests. For the nine months ended September 30, 2016, the Trust recognized $23.0 million, in impairments of the Royalty Interests. The 2016 impairments were primarily due to a decrease in commodity prices. The 2016 impairments resulted in a non-cash charge to Trust corpus and did not affect the Trust's distributable income. See Investment in Royalty Interests in Note 2 to the financial statements included in Item 1 of Part I of this Quarterly Report for further discussion of the impairments.
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
The Trust is required to make quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s administrative expenses, on or about 60 days following the completion of each calendar quarter through (and including) the quarter ending June 30, 2031. The 2017 first quarter distribution of $0.0912 per common unit, consisting of proceeds attributable to production from September 1, 2016 through November 30, 2016 was made on March 2, 2017 to record unitholders as of February 20, 2017. The 2017 second quarter distribution of $0.1005 per common unit, consisting of proceeds attributable to production from December 1, 2016 through February 28, 2017 was made on June 1, 2017 to record unitholders as of May 22, 2017. The 2017 third quarter distribution of $0.1003 per common unit, consisting of proceeds attributable to production from March 1, 2017 through May 31, 2017, was made on August 31, 2017 to record unitholders as of August 21, 2017, except with respect to holders of common units issued on June 30, 2017 upon conversion of the Trust's subordinated units. As the distributable income per common unit for the 2017 first and second quarter distributions was below the subordination threshold, no distribution was declared for the subordinated units.

The Trust's quarterly income available for distribution was $0.0657 per common unit consisting of proceeds attributable to production from June 1, 2017 to August 31, 2017. On November 7, 2017, the Trust declared a cash distribution of $0.0657 per common unit (the "November 2017 Distribution"), attributable to such production period. The distribution will be paid on November 30, 2017 to common unitholders of record as of November 20, 2017. All Trust unitholders share on a pro rata basis in the Trust's distributable income. Distributable income attributable to production from June 1, 2017 to August 31, 2017 was calculated as follows (in thousands, except for unit and per unit amounts):

REVENUES:
Royalty income(a)	$3,420
INCOME (EXPENSES):
Production taxes	(113)
Trust administrative expenses(b)	(234)
Total expenses	(347)
Distributable income available to common unitholders	$3,073

Distributable income per common unit (46,750,000 units)(c)	$0.0657
___________________________________________________

(a)	Net of certain post-production expenses.

(b)	Includes cash reserves withheld.

(c)
On June 30, 2017, the subordinated units automatically converted into common units on a one-for-one basis and Chesapeake's right to receive incentive distributions with respect to subsequent periods terminated. Distributions made on common units no longer have the benefit of the subordination threshold, nor are the common units subject to the incentive threshold, and all Trust unitholders share on a pro rata basis in the Trust's distribution.

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
Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including cash reserves) is not sufficient to pay the Trust’s ordinary course expenses as they become due, Chesapeake will loan funds to the Trust necessary to pay such expenses. Any funds loaned by Chesapeake pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business and may not be used to satisfy Trust indebtedness for borrowed money of the Trust. If Chesapeake loans funds pursuant to this commitment, unless Chesapeake agrees otherwise, no further distributions may be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. There were no loans outstanding as of September 30, 2017 or December 31, 2016.
Off-Balance Sheet Arrangements
The Trust has no off-balance sheet arrangements. The Trust has not guaranteed the debt of any other party, nor does the Trust have any other arrangements or relationships with other entities that could potentially result in unconsolidated debt, losses or contingent obligations.
Critical Accounting Policies and Estimates
Refer to Note 2 to the financial statements included in Item 1 of Part I of this Quarterly Report for a discussion of significant accounting policies and estimates that impact the Trust's financial statements. Critical accounting policies and estimates relating to the Trust are contained in Item 7 of Part II of the 2016 Form 10-K.

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
The Vice President of the Trustee has evaluated the effectiveness of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this Quarterly Report. Based on this evaluation, as of September 30, 2017, it was concluded that the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were not effective because of the material weakness in the Trust's internal control over financial reporting described in Item 9A of Part II of the 2016 Form 10-K.
Plan of Remediation for the Material Weakness.
The Trust is actively engaged in remediation efforts to address the material weakness identified in Item 9A of Part II of the 2016 Form 10-K. Specifically, the Trust is in the process of implementing controls related to reviewing the configuration of basis price differential calculations, including a control activity to verify any subsequent changes are appropriately reviewed and that the interface control is designed to validate the data at an appropriately disaggregated level. The Trustee believes that these actions will remediate the material weakness in internal control over financial reporting.

Changes in Internal Control over Financial Reporting.
There were no changes in the Trust's internal control over financial reporting during the quarter ended September 30, 2017, which materially affected, or were reasonably likely to materially affect, the Trust's internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Chesapeake.

PART II. OTHER INFORMATION
ITEM 1A. Risk Factors
Additional information about risk factors relating to the Trust are contained in Item 1A of Part I of the 2016 Form 10-K.

ITEM 6. Exhibits
The exhibits listed below in the Index of Exhibits are filed, furnished or incorporated by reference pursuant to the requirements of Item 601 of Regulation S-K.

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
Date: November 7, 2017

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