Form 10-K
period 2017-12-31
CHESAPEAKE GRANITE WASH TRUST
filed 2018-03-21
CIK 1524769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[X]    Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2017
[ ]    Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to                     .
Commission File No. 001-35343
Chesapeake Granite Wash Trust
(Exact name of registrant as specified in its charter)

Delaware	45-6355635
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
The Bank of New York Mellon Trust Company, N.A., Trustee Global Corporate Trust
601 Travis Street, Floor 16
Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)
(512) 236-6555
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on which Registered
Common Units Representing Beneficial Interests	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ ] No [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]	Smaller reporting company [ ]	Emerging growth company [ ]
(Do not check if a smaller reporting company)
If emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period from complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [ ] No [X]

The aggregate market value of the 23,000,000 Common Units representing beneficial interests in Chesapeake Granite Wash Trust held by non-affiliates of the registrant, computed using the closing sale price of $2.35 on June 30, 2017, was approximately $54 million.
As of March 20, 2018, 46,750,000 Common Units representing beneficial interests in Chesapeake Granite Wash Trust were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Listed below is the only document parts of which are incorporated herein by reference and the parts of this Annual Report into which the document is incorporated:
None

CHESAPEAKE GRANITE WASH TRUST
2017 ANNUAL REPORT ON FORM 10-K

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
AMI. The area of mutual interest, or AMI, lies within Washita County in western Oklahoma and is limited to the Colony Granite Wash formation in the area identified below, consisting of approximately 40,500 gross acres (26,400 net acres) held by Chesapeake as of December 31, 2017.

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
Boe. Barrel of oil equivalent. Oil equivalent is based on six mcf of natural gas to one barrel of oil or one barrel of NGL. This ratio reflects an energy content equivalency and not a price or revenue equivalency. Despite holding this ratio constant at six mcf to one bbl, prices have historically often been higher or substantially higher for oil than natural gas on an energy equivalent basis, although there have been periods in which they have been lower or substantially lower.
Btu. British thermal unit, which is the quantity of heat required to raise the temperature of a one-pound mass of water from 58.5 to 59.5 degrees Fahrenheit.
Completion. The process of treating a drilled well followed by the installation of permanent equipment for the production of oil, natural gas or natural gas liquids, or in the case of a dry well, reporting to the appropriate authority that the well has been abandoned.
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
Development Well. As defined by the SEC, a development well is a well drilled within the proved area of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive. For the purposes of the Trust and as used herein, references to “Development Wells” refer to the 118 horizontal development wells that, since July 1, 2011, have been drilled on properties held by Chesapeake in the AMI and in which the Trust has received an interest.
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
Present Value of Estimated Future Net Revenues or PV-10 (non-GAAP). When used with respect to oil, natural gas and NGL reserves, present value of estimated future net revenues, or PV-10, means the estimated future revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using prices calculated as the average oil and natural gas price during the preceding 12-month period prior to the end of the current reporting period, (determined as the unweighted arithmetic average of prices on the first day of each month within the 12-month period) and costs in effect at the determination date (unless such costs are subject to change pursuant to contractual provisions), without giving effect to non-property related expenses such as general and administrative expenses, debt service and future income tax expense or to depreciation, depletion and amortization, discounted using an annual discount rate of 10%. PV-10 is a non-GAAP financial measure and generally differs from the standardized measure of discounted net cash flows, or Standardized Measure, the most directly comparable GAAP financial measure, because it does not include the effects of income taxes on future net revenues. Because the Trust will not bear income tax expense, the PV-10 and Standardized Measure attributable to the Royalty Interests are the same.
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
Production Expenses. Costs incurred to operate and maintain wells and related equipment and facilities, including depreciation and applicable operating costs of support equipment and facilities and other costs of operating and maintaining those wells and related equipment and facilities. They become part of the cost of oil, natural gas and NGL produced. Examples of production expenses (sometimes called lifting expenses) are:

•	costs of labor to operate the wells and related equipment and facilities;

•	repairs and maintenance;

•	materials, supplies and fuel consumed as well as supplies utilized in operating the wells and related equipment and facilities;

•	property taxes and insurance applicable to proved properties and wells and related equipment and facilities; and

•	production taxes.
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
Prospectus. The Chesapeake Granite Wash Trust Prospectus dated November 10, 2011 and filed with the SEC on November 14, 2011, in connection with the initial public offering of the Trust's common units.
Proved Developed Reserves. Proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well.
Proved Reserves. As used in this report, proved reserves has the meaning given to such term in Rule 4-10(a)(22) of Regulation S-X, which states in part proved oil and natural gas reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible - from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations - prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation.
Proved Undeveloped Reserves (PUDs). Proved reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively high expenditure is required. Reserves on undrilled acreage are limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances.
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
SEC. The United States Securities and Exchange Commission.
Standardized Measure. The discounted future net cash flows relating to proved reserves based on the means of the estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using prices calculated as the average oil and natural gas price during the preceding 12-month period prior to the end of the current reporting period (determined as the unweighted arithmetic average of prices on the first day of each month within the 12-month period). The standardized measure differs from the PV-10 measure only because the former includes the effects of estimated future income tax expenses.
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

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“Annual Report”) includes “forward-looking statements” about the Trust and Chesapeake and other matters discussed herein that are subject to risks and uncertainties that are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact included in this document, including, without limitation, statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II and “Risk Factors” in Item 1A of Part I and elsewhere herein regarding the proved oil, natural gas and NGL reserves associated with the properties underlying the Royalty Interests, the Trust’s or Chesapeake’s future financial position, business strategy, budgets, projected costs and plans and objectives for future operations, information regarding target distributions, statements pertaining to future development activities and costs and information regarding production and reserve growth are forward-looking statements. Actual outcomes and results may differ materially from those projected. Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “seek,” “plan,” “goal,” “assume,” “target,” “should,” “intend," "ability," "will," "would," "forecast" or other words that convey the uncertainty of future events or outcomes. These statements are based on certain assumptions made by the Trust, and by Chesapeake in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform with such expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Item 1A of Part I of this Annual Report, which could affect the future results of the energy industry in general, and the Trust and Chesapeake in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. These factors should not be construed as exhaustive, and there may also be other risks that we are unable to predict at this time. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on Chesapeake's business and the Trust. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. The Trustee relies on Chesapeake for information regarding the Royalty Interests, the Underlying Properties and Chesapeake itself. The Trust undertakes no obligation to publicly update or revise any forward-looking statements and expressly disclaim any obligation to do so, except as required by applicable law.

PART I

ITEM 1.	Business

Introduction
Chesapeake Granite Wash Trust is a statutory trust formed in June 2011 under the Delaware Statutory Trust Act pursuant to an initial trust agreement by and among Chesapeake, as Trustor, The Bank of New York Mellon Trust Company, N.A., as Trustee (the “Trustee”), and The Corporation Trust Company, as Delaware Trustee (the “Delaware Trustee”). The Trust maintains its offices at the office of the Trustee, which is located at 601 Travis Street, Floor 16, Houston, Texas 77002, and the telephone number of the Trustee is (512) 236-6555.
The Trustee maintains a website for filings by the Trust with the SEC. Electronic filings by the Trust with the SEC are available free of charge through the Trust's website at www.chkgranitewashtrust.com or through the SEC's website at www.sec.gov. The Trust will also provide electronic and paper copies of its recent filings free of charge upon request to the Trustee. Documents and information on the Trust's website are not incorporated by reference herein.
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
Prior to their conversion on June 30, 2017, the subordinated units were entitled to receive pro rata distributions from the Trust each quarter if and to the extent there was sufficient cash to provide a cash distribution on the common units that was no less than 80% of the target distribution set forth in the Trust Agreement for the corresponding quarter (the “subordination threshold”). If there was insufficient cash to fund such a distribution on all of the Trust units, the distribution made with respect to the subordinated units was either reduced or eliminated for such quarter in order to make a distribution, to the extent possible, of up to the subordination threshold amount on the common units. Prior to the conversion of the subordinated units on June 30, 2017, Chesapeake was entitled to receive incentive distributions equal to 50% of the amount by which the cash available for distribution on all of the Trust units in any quarter was 20% greater than the target distribution for such quarter (the “incentive threshold”). The remaining 50% of cash available for distribution in excess of the applicable incentive threshold, if any, was to be paid to Trust unitholders, including Chesapeake, on a pro rata basis.

On June 30, 2017, the last day of the fourth full calendar quarter subsequent to Chesapeake's satisfaction of its drilling obligation under the development agreement, the subordinated units automatically converted into common units on a one-for-one basis, and Chesapeake's right to receive incentive distributions with respect to quarters after the 2017 second quarter terminated. All distributions made on common units after September 30, 2017 no longer have the benefit of the subordination threshold, nor are the common units subject to the incentive threshold, and all Trust unitholders share on a pro rata basis in the Trust's distributions.
The distribution for the quarter ended June 30, 2017, which was paid on August 31, 2017, was still subject to the subordination threshold. As a result, distributable income available to unitholders for the three and nine months ended September 30, 2017 was still subject to the subordination threshold. As such, distributable income per common unit as of September 30, 2017 was based upon 35,062,500 common units. Beginning with the November 30, 2017 distribution, the distributable income available to unitholders is based on the 46,750,000 common units that are currently outstanding.
Neither the Trust nor the Trustee is responsible for, or has any control over, any operating or capital costs of the Underlying Properties. The Trust's cash receipts with respect to the Royalty Interests in the Underlying Properties are determined after deducting certain post-production expenses and any applicable taxes associated with the Royalty Interests. Post-production expenses generally consist of costs incurred to gather, store, compress, transport, process, treat, dehydrate and market the oil, natural gas and NGL produced. However, the Trust is not responsible for costs of marketing services provided by affiliates of Chesapeake. Cash distributions to unitholders will continue to be reduced by the Trust's general and administrative expenses. Through March 31, 2016, cash distributions to unitholders were increased or decreased by the effect of the Trust's derivative contracts, given that the Trust continued to settle the derivative contracts through February 2016. See Derivative Contracts below.
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
On June 30, 2017, the last day of the fourth full calendar quarter subsequent to Chesapeake's satisfaction of its drilling obligation under the development agreement, the subordinated units automatically converted into common units on a one-for-one basis. Distributions made on common units no longer have the benefit of the subordination threshold, nor are the common units subject to the incentive threshold, and all Trust unitholders share on a pro rata basis in the Trust's distributions.

For the year ended December 31, 2017, the Trust declared and paid the following cash distributions:

Production Period	Distribution Date	Cash Distribution per Common Unit	Cash Distribution per Subordinated Unit(1)
June 2017 – August 2017	November 30, 2017	$0.0657	$—
March 2017 – May 2017(2)	August 31, 2017	$0.1003	$—
December 2016 – February 2017	June 1, 2017	$0.1005	$—
September 2016 – November 2016	March 2, 2017	$0.0912	$—
 ___________________________________________________

(1)
For the production periods from September 2016 through May 2017, the distribution per common unit was below the applicable subordination threshold, and no distribution was declared for the subordinated units. For the production period from June 2017 through August 2017 the subordination threshold was no longer applicable. On June 30, 2017, the subordinated units automatically converted into common units on a one-for-one basis. Distributions made on common units no longer have the benefit of the subordination threshold, nor are the common units subject to the incentive threshold, and all Trust unitholders share on a pro rata basis in the Trust's distributions.

(2)
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

As of March 20, 2018, Chesapeake owned 23,750,000 common units, which together represent 50.8% of the outstanding Trust units.
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
Additionally, the administrative services agreement established Chesapeake as the Trust's hedge manager, pursuant to which Chesapeake has the authority, on behalf of the Trust, to administer the Trust's derivative contracts. The Trust had no derivative contracts as of December 31, 2017.
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
 Description of the Trust
Common Units. Each Trust unit is a unit of the beneficial interest in the Trust and is entitled to receive cash distributions from the Trust on a pro rata basis. The Trust has 46,750,000 Trust units issued and outstanding, all of which are common units.
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
Chesapeake's Obligation to Fund Trust Expenses in Certain Circumstances. Chesapeake has agreed that, if at any time the Trust's cash on hand (including available cash reserves) is not sufficient to pay the Trust's ordinary course expenses as they become due, Chesapeake will lend funds to the Trust necessary to pay such expenses. Any funds loaned by Chesapeake pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other accrued current liabilities arising in the ordinary course of the Trust's business, and may not be used to satisfy Trust indebtedness for borrowed money. If Chesapeake lends funds pursuant to this commitment, unless Chesapeake agrees otherwise, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. Any such loan will be on an unsecured basis, and the terms of such loan will be substantially the same as those which would be obtained in an arms' length transaction between Chesapeake and an unaffiliated third party. There were no loans outstanding as of December 31, 2017 or December 31, 2016.
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

Federal Income Tax Considerations
The Trust's federal income tax reporting position is that it is classified as a partnership for federal and applicable state income tax purposes. This position relies on the opinion of Bracewell & Giuliani L.L.P., former counsel to Chesapeake and the Trust, rendered in connection with the initial public offering of the Trust units, in which counsel opined that at least 90% of the Trust's gross income is qualifying income within the meaning of Section 7704 of the Internal Revenue Code of 1986, as amended. The Trust's federal income tax reporting positions are consistent with the Federal Income Tax Considerations section in the prospectus filed by the Trust with the SEC on November 14, 2011, in connection with the initial public offering of its common units (the “Federal Income Tax Considerations Section in the Prospectus”). However, as discussed in detail below under Item 1A. Risk Factors – Tax Risks Related to the Units, the Trust has not requested a ruling from the IRS regarding its U.S. federal income tax reporting positions and its positions may not be sustained by a court or if contested by the IRS.
Additional information regarding the opinion and material tax matters is discussed in the Federal Income Tax Considerations Section in the Prospectus.
Competition and Markets
The oil and natural gas industry is highly competitive. Chesapeake competes with both major integrated and other independent oil and natural gas companies in all aspects of its business to explore, develop and operate its properties and market its production. Some of Chesapeake's competitors may have larger financial and other resources than Chesapeake. Competitive conditions may be affected by future legislation and regulations as the United States develops new energy and climate-related policies. In addition, some of Chesapeake's larger competitors may have a competitive advantage when responding to factors that affect demand for oil and natural gas production, such as changing prices, domestic and foreign political conditions, weather conditions, the price and availability of alternative fuels, the proximity and capacity of natural gas pipelines and other transportation facilities, and overall economic conditions. Chesapeake also faces indirect competition from alternative energy sources, including wind, solar and electric power. Chesapeake believes that its technological expertise, combined with its exploration, land, drilling and production capabilities and the experience of its management team enable it to compete effectively.
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
Regulation
General
All of Chesapeake's operations are conducted onshore in the United States. The U.S. oil and natural gas industry is regulated at the federal, state and local levels, and some of the laws and regulations that govern its operations carry substantial administrative, civil and criminal penalties for non-compliance. Although Chesapeake has advised the Trustee that Chesapeake believes it is in material compliance with all applicable laws and regulations, and that the cost of compliance with existing requirements will not have a material adverse effect on its financial position, cash flows or results of operations, such laws and regulations could be, and frequently are, amended or reinterpreted. Additionally, currently unforeseen environmental incidents may occur or past non-compliance with environmental laws or regulations may be discovered. Therefore, Chesapeake is unable to predict the future costs or impact of compliance or non-compliance. Additional proposals and proceedings that affect the oil and natural gas industry are regularly considered by Congress, state and local governments, the courts and federal agencies, such as the U.S. Environmental Protection Agency (EPA), the Federal Energy Regulatory Commission, the Department of Transportation, the Department of Interior and the U.S. Army Corps of Engineers. Chesapeake has advised the Trustee that Chesapeake actively monitors regulatory developments applicable to the industry in order to anticipate, design and implement required compliance activities and systems.

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
Chesapeake's exploration and production activities are also subject to various resource conservation regulations. These include the regulation of the size of drilling and spacing units (regarding the density of wells that may be drilled in a particular area) and the unitization or pooling of oil and natural gas properties. In this regard, some states, such as Oklahoma, allow the forced pooling or integration of tracts to facilitate exploration, while other states, such as Texas, West Virginia and Pennsylvania, rely on voluntary pooling of lands and leases. In areas where pooling is voluntary, it may be more difficult to form units and therefore, more difficult to fully develop a project if the operator owns or controls less than 100% of the leasehold. In addition, some states' resource conservation laws establish maximum rates of production from oil and natural gas wells, generally limit the venting or flaring of natural gas and impose certain requirements regarding the ratability of production. The effect of these regulations is to limit the amount of oil and natural gas Chesapeake can produce and to limit the number of wells and the locations at which Chesapeake can drill.
Hydraulic Fracturing
Hydraulic fracturing is regulated by state and federal oil and gas regulatory authorities, including specifically the requirement to disclose certain information related to hydraulic fracturing operations. Chesapeake follows applicable legal requirements for groundwater protection in its operations that are subject to supervision by state and federal regulators (including the Bureau of Land Management on federal acreage). Furthermore, Chesapeake's well construction practices require the installation of multiple layers of protective steel casing surrounded by cement that are specifically designed and installed to protect freshwater aquifers by preventing the migration of fracturing fluids into aquifers. Regulatory proposals in some states and local communities have been initiated to require or make more stringent the permitting and compliance requirements for hydraulic fracturing operations. Federal and state agencies have continued to assess the impacts of hydraulic fracturing, which could spur further action toward federal and/or state legislation and regulation of hydraulic fracturing activities. For example, the Oklahoma Corporation Commission (OCC) has released guidance to operators in the SCOOP and STACK areas for management of certain seismic activity that may be related to hydraulic fracturing activities. Further restrictions on hydraulic fracturing could make it prohibitive for Chesapeake to conduct operations, and also reduce the amount of oil, natural gas and NGL that Chesapeake is ultimately able to produce in commercial quantities from the Underlying Properties.
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

•	restricting or even prohibiting water use based upon availability, impacts or other factors; and

•	restricting or prohibiting the injection of water from hydraulic fracturing.
Failure to comply with these laws, regulations and directives may trigger a variety of administrative, civil and criminal enforcement measures against Chesapeake, including the assessment of monetary penalties, the imposition of remedial or restoration obligations, and the issuance of orders enjoining future operations or imposing additional compliance requirements. Certain environmental statutes impose strict, joint and several liability for costs required to clean up and restore sites where hazardous substances, hydrocarbons or wastes have been disposed or otherwise released. Moreover, local restrictions, such as state or local moratoria, city ordinances, zoning laws and traffic regulations, may restrict or prohibit the execution of Chesapeake's drilling and production plans. In addition, third parties, such as neighboring landowners, may file claims alleging property damage, nuisance or personal injury arising from Chesapeake's operations or from the release of hazardous substances, hydrocarbons or other waste products into the environment.
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
Hazardous Substances and Waste
Federal and state laws, in particular the federal Resource Conservation and Recovery Act (RCRA), regulate hazardous and non-hazardous wastes. In the course of Chesapeake’s operations, it generates petroleum hydrocarbon wastes such as drill cuttings, produced water and ordinary industrial wastes. Under a longstanding legal framework, certain of these wastes are currently not subject to federal regulations governing hazardous wastes, although they are regulated under other federal and state waste laws. At various times in the past, most recently in December 2016, proposals have been made to amend RCRA or otherwise eliminate the exemption applicable to crude oil and natural gas exploration and production wastes. Repeal or modifications of this exemption by administrative, legislative or judicial process, or through changes in applicable state statutes, would increase the volume of hazardous waste Chesapeake is required to manage and dispose and would cause Chesapeake, as well as its competitors, to incur significantly increased operating expenses which could adversely affect the Royalty Interest payments due to the Trust.
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
Discharges into Waters
The federal Water Pollution Control Act, or the Clean Water Act (CWA), and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into state waters as well as U.S. waters. Spill prevention, control and countermeasure regulations require appropriate containment berms and similar structures to help prevent the contamination of regulated waters in the event of a release of hydrocarbons. In addition, the CWA and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities and construction activities.
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
Global Warming and Climate Change
At the federal level, EPA regulations require Chesapeake to establish and report a prescribed inventory of greenhouse gas emissions. Legislative and regulatory proposals for restricting greenhouse gas emissions or otherwise addressing climate change could require Chesapeake to incur additional operating costs and could adversely affect demand for the oil and natural gas that it sells. In recent years, the EPA has considered additional standards of performance to limit methane emissions from oil and gas sources. In 2017, the EPA announced that it is reconsidering these standards and has proposed to stay their requirements. However, the standards currently remain in effect. The potential increase in Chesapeake's operating costs could include new or increased costs to (i) obtain permits, (ii) operate and maintain its equipment and facilities (through the reduction or elimination of venting and flaring of methane), (iii) install new emission controls on its equipment and facilities, (iv) acquire allowances authorizing its greenhouse gas emissions, (v) pay taxes related to its greenhouse gas emissions and (vi) administer and manage a greenhouse gas emissions program. In addition to these federal actions, state governments and/or regional agencies are considering enacting new legislation and/or promulgating new regulations governing or restricting the emission of greenhouse gases from stationary sources such as Chesapeake's equipment and operations.

In addition, the United States was actively involved in the United Nations Conference on Climate Change in Paris, which led to the creation of the Paris Agreement. The Paris Agreement requires countries to review and “represent a progression” in their nationally determined contributions, which set emissions reduction goals, every five years. In August of 2017, the United States informed the United Nations of its intent to withdraw from the Paris Agreement. The earliest possible effective withdrawal date from the Paris Agreement is November 2020. For further discussion, see Item 1A. Risk Factors - Potential legislative and regulatory actions addressing climate change could significantly impact the oil and gas industry and Chesapeake, causing increased costs and reduced demand for oil and natural gas.
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
As a passive entity, the Trust does not maintain insurance policies for the Underlying Properties. Chesapeake maintains a control of well insurance policy with a $50 million single well limit and a $100 million multiple wells limit that insures against certain sudden and accidental risks associated with drilling, completing and operating its wells. There is no assurance that this insurance will be adequate to cover all losses or exposure to liability. Chesapeake also carries a $250 million comprehensive general liability umbrella insurance policy and a $100 million pollution liability insurance policy. Chesapeake provides workers' compensation insurance coverage to employees in all states in which it operates. While Chesapeake has informed us that it believes these policies are customary in the industry, they do not provide complete coverage against all operating risks and policy limits scale to Chesapeake's working interest percentage in certain situations. In addition, Chesapeake's insurance does not cover penalties or fines that may be assessed by a governmental authority. A loss not fully covered by insurance could have a material adverse effect on Chesapeake's financial position, results of operations and cash flows. Chesapeake's insurance coverage may not be sufficient to cover every claim made against Chesapeake or may not be commercially available for purchase in the future.
The Underlying Properties and the Royalty Interests
Overview. The Underlying Properties consist of working interests owned by Chesapeake located in the Colony Granite Wash play in Washita County in western Oklahoma arising from leases and farmout agreements related to properties from which the Royalty Interests were conveyed. The AMI consists of approximately 40,500 gross acres (26,400 net acres). As of December 31, 2017 and 2016, the total reserves estimated to be attributable to the Trust were 5,938 mboe (55% natural gas by volume) and 6,601 mboe (59% natural gas by volume), respectively. These amounts include 5,938 mboe of proved developed reserves and no proved undeveloped reserves as of December 31, 2017 and 6,601 mboe of proved developed reserves and no proved undeveloped reserves as of December 31, 2016. The decrease in estimated total reserves attributable to the Trust of 663 mboe is primarily attributable to 2017 production, partially offset by higher oil and gas prices. See Risk Factors – Actual reserves and future production may be less than current estimates, which could reduce cash distributions by the Trust and the value of the Trust units in Item 1A and Risks and Uncertainties in Note 2 to the financial statements contained in Part II, Item 8 of this Annual Report for further discussion of the decrease in reserves.
The Colony Granite Wash is a subset of the greater granite wash plays of the Anadarko Basin. The Colony Granite Wash is located at the eastern end of a series of Des Moines-age granite wash fields that extend along the southern flank of the Anadarko Basin, approximately 60 miles into the Texas Panhandle. These granite wash fields were generally deposited as deep-water turbidites that result in relatively low risk, laterally extensive reservoirs. The productive members of the Colony Granite Wash are encountered between approximately 11,500 and 13,000 feet and lie stratigraphically between the top of the Des Moines formation (or top of Colony Granite Wash 'A') and the top of the Prue formation (or base of Colony Granite Wash 'C'). The individual productive members within the Colony Granite Wash may reach 200 feet or more in gross interval thickness and the targeted porosity zones within these individual members are generally 20 to 75 feet thick. The Colony Granite Wash is primarily a natural gas and natural gas condensate reservoir based on reserve volumes. However, in the Colony Granite Wash, oil and NGL production currently generate more revenue than natural gas production due to higher relative prices for oil and NGL than for natural gas. Development costs for horizontal wells drilled and completed in the AMI during the year ended December 31, 2016 averaged approximately $61.90 per boe. No development costs were incurred in the year ended December 31, 2017 due to the fulfillment of the development obligation to the trust, as a result of which no new wells were drilled in the Colony Granite Wash.
Royalty Interests. The Royalty Interests were conveyed from Chesapeake's interest in the Underlying Properties effective as of July 1, 2011. As of December 31, 2017, the Trust on average owns a 47.6% net revenue interest in the Producing Wells and a 28.4% net revenue interest in the completed Development Wells. Chesapeake retains 10% of the proceeds from the sales of oil, natural gas and NGL production attributable to its net revenue interest in the Producing Wells, and 50% of the proceeds from the sales of production attributable to its net revenue interest in the Development Wells.
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
All of the Trust's estimated oil, natural gas and NGL reserves are located within the U.S. The table below sets forth information as of December 31, 2017 with respect to the estimated proved reserves of the Underlying Properties and Royalty Interests and the associated PV-10. Because the Trust will not bear income tax expense, PV-10 and the standardized measure of estimated future net revenue of the Royalty Interests are the same. PV-10 is not intended to represent the current market value of the estimated oil, natural gas and NGL reserves attributable to the Royalty Interests. The reserve estimates were prepared by Software Integrated Solutions, Division of Schlumberger Technology Corporation, in accordance with the criteria established by the SEC. Management uses PV-10, which is calculated without deducting estimated future income tax expenses, as a measure of the value of the Company's current proved reserves and to compare relative values among peer companies. We also understand that securities analysts and rating agencies use this measure in similar ways. While estimated future net revenue and the present value thereof are based on prices, costs and discount factors which may be consistent from company to company, the standardized measure of discounted future net cash flows is dependent on the unique tax situation of each individual company. PV-10 should not be considered in isolation or as a substitute for the standardized measure of discounted future net cash flows or any other measure of a company's financial or operating performance presented in accordance with GAAP.

		Proved Reserves
	Oil (mbbl)	Natural Gas (mmcf)	NGL (mbbl)	Total (mboe)	PV-10 ($ in thousands)

Underlying Properties:
Developed	1,256	41,728	4,382	12,593	$56,701
Undeveloped	—	—	—	—	—
Total	1,256	41,728	4,382	12,593	$56,701
Royalty Interests:
Developed(1)	604	19,657	2,058	5,938	$44,617
Undeveloped(1)	—	—	—	—	—
Total	604	19,657	2,058	5,938	$44,617
_________________________________________________

(1)	PV-10 for the Royalty Interests was calculated exclusive of any production or development costs.

	Proved Developed	Proved Undeveloped	Total Proved
	($ in millions)
Estimated future net revenue(1)	$76,382	$—	$76,382
Present value of estimated future net revenue (PV-10)(1)	$44,617	$—	$44,617
Standardized measure(1)			$44,617
_________________________________________________

(1)
Estimated future net revenue represents the estimated future revenue to be generated from the production of proved reserves, net of estimated production and costs, using prices and costs under existing economic conditions as of December 31, 2017. PV-10 is the present value of estimated future net revenue to be generated from the production of proved reserves, discounted at 10% per annum to reflect timing of future cash flows and calculated without deducting future income taxes. PV-10 is a non-GAAP financial measure and generally differs from the standardized measure of discounted net cash flows, or the Standardized Measure, the most directly comparable GAAP financial measure, because it does not include the effects of income taxes on future net revenues. However, as the Trust is not subject to income tax expense, the two measures are the same as of December 31, 2017.

A reconciliation of the standardized measure of discounted future net cash flows to PV-10 is presented above. Neither PV-10 nor the standardized measure of discounted future net cash flows purport to represent the fair value of the proved oil and gas reserves.

The proved reserves were determined using a 12-month unweighted arithmetic average of the first-day-of-the-month prices for oil, natural gas and NGL for the period from January 1, 2017 through December 1, 2017, without giving effect to derivative contracts, and were held constant for the life of the properties. The prices used in the reserve reports, as well as Chesapeake's internal reports, yield weighted average prices at the wellhead, which are based on first-day-of-the-month reference prices and adjusted for transportation and regional price differentials. For the Royalty Interests, costs of marketing services provided by Chesapeake's affiliates will not be charged to the Trust. The reference prices and the equivalent weighted average wellhead prices are presented in the table below.

	Oil	Natural Gas	NGL
	(per bbl)	(per mcf)	(per bbl)
Trailing 12-month average (SEC) pricing	$51.34	$2.98	$51.34
Weighted average wellhead prices (Underlying Properties)	$46.63	$0.38	$22.62
Weighted average wellhead prices (Royalty Interests)	$46.64	$0.39	$22.61
As of December 31, 2017, no Royalty Interests were classified as PUDs.
The annual net decline rate on current producing properties is projected to be 17% from 2018 to 2019, 15% from 2019 to 2020, 13% from 2020 to 2021 and 12% from 2021 to 2022. As of December 31, 2017, of the total proved reserves, 12,593 mboe and 5,938 mboe attributable to the Underlying Properties and the Royalty Interests, respectively, were classified as proved developed producing reserves.
Chesapeake's ownership interest used for calculating proved reserves and the associated estimated future net revenue assumed maximum participation by other parties to Chesapeake's farmout and participation agreements. SEC pricing used for calculating the estimated future net revenues attributable to proved reserves does not reflect actual market prices for oil, natural gas and NGL production sold subsequent to December 31, 2017.
The Trust's estimated proved reserves and the standardized measure of discounted future net cash flows of the proved reserves at December 31, 2017, 2016 and 2015, respectively, along with the changes in quantities and standardized measure of such reserves for the three years ended December 31, 2017, 2016 and 2015, respectively, are shown in Supplemental Disclosures About Oil, Natural Gas and NGL Producing Activities included in Item 8 of Part II of this Annual Report. No estimates of proved reserves comparable to those included herein have been included in reports to any federal agency other than the SEC.
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
Development Wells. Pursuant to the development agreement with the Trust, Chesapeake was obligated to drill, cause to be drilled or participate as a non-operator in the drilling of 118 Development Wells by June 30, 2016. Chesapeake had fulfilled its drilling obligation under the development agreement as of June 30, 2016. Chesapeake has retained an interest in each of the Producing Wells and Development Wells and currently operates approximately 96% of the Producing Wells and completed Development Wells. Prior to fulfilling its commitment to drill the Development Wells, Chesapeake was not allowed to drill or complete, or permit any other person within its control to drill or complete any well in the Colony Granite Wash formation or lease acreage included within the AMI for its own account. For the life of the Trust, Chesapeake will not be permitted to drill or complete any well that will have a perforated segment within 600 feet of any perforated interval of any Development Well or Producing Well. Chesapeake's average net revenue interest in the oil and gas properties underlying the Development Royalty Interest is approximately 63%. The Development Royalty Interest entitles the Trust to receive 50% of the proceeds attributable to Chesapeake's net revenue interest in future production of oil, natural gas and NGL from the Development Wells.
The Trust was not responsible for any costs related to the drilling of the Development Wells and is not responsible for any other operating or capital costs of the Underlying Properties.
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
Due to Chesapeake's completion of its drilling obligation under the development agreement, it may now sell all or any part of its retained interest in the Underlying Properties, without the consent or approval of the Trust unitholders. In any such sale by Chesapeake, the Underlying Properties must be sold subject to and burdened by the Royalty Interests, except that Chesapeake may require the Trust to release the Royalty Interests on such Underlying Properties with an aggregate value of up to $5.0 million during any 12-month period. In such event, the Trust must receive an amount equal to the fair value to the Trust of any royalty interests it sells.

Drilling Activity. The following table sets forth information with respect to the wells Chesapeake drilled or participated in during the periods indicated that were located in the AMI. The information presented is not necessarily indicative of future performance and should not be interpreted to present any correlation between the number of productive wells drilled and quantities or economic value of reserves found. Gross wells are the total number of producing wells in which Chesapeake has a working interest and net wells are the sum of Chesapeake's fractional working interest owned in such gross wells.

	2017		2016		2015
	Gross	Net	Gross	Net	Gross	Net
Wells Drilled:
Development productive	—	—	9	3	6	1
Exploratory productive	—	—	—	—	—	—
Dry	—	—	—	—	—	—
Total	—	—	9	3	6	1
Developed and Undeveloped Acreage. The following table sets forth information regarding developed and undeveloped acreage held by Chesapeake within the AMI as of December 31, 2017. All of the leases associated with the Underlying Properties are held by production and not subject to expiration so long as production continues in paying quantities.

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
Natural gas and NGL produced from the Underlying Properties are gathered by gathering pipelines owned by WMB under a contract that expires in approximately 11 years. NGL and natural gas are processed at facilities owned by Enable under a contract that expires in 2023 and then sold to a number of primary purchasers in the area. Oil produced from the Underlying Properties is gathered by gathering pipelines and equipment owned by WMB or transported by trucks owned by third parties and sold to various counterparties. In the event of a loss of its contracts with WMB or Enable, Chesapeake believes that the availability of other customers and service providers in the area is sufficient to accommodate such loss.
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

The following table provides revenues and direct operating expenses for the years ended December 31, 2017, 2016 and 2015, as derived from the Underlying Properties' statements of revenues and direct operating expenses.

	Years Ended December 31,
	2017	2016	2015
	($ in thousands)
Oil, natural gas and NGL revenues(1)	$25,057	$22,582	$40,665
Direct operating expenses:
Production expenses excluding taxes	7,616	6,759	10,277
Production taxes	1,248	702	31
Ad valorem taxes	4	6	2
Total direct operating expenses	8,868	7,467	10,310
Revenues in excess of direct operating expenses	$16,189	$15,115	$30,355
_________________________________________________

(1)
Oil, natural gas and NGL revenues are net of post-production expenses, including gathering, storage, compression, transportation, processing, treating, dehydrating and non-affiliate marketing expenses.

The following table sets forth the production, average sales prices, and average cost per boe for production expenses and production taxes for the Underlying Properties for the years ended December 31, 2017, 2016 and 2015.

	Years Ended December 31,
	2017	2016	2015
Production:
Oil (mbbls)	227	315	478
Natural gas (mmcf)	5,609	7,423	11,130
NGL (mbbls)	600	714	887
Total production (mboe)	1,762	2,266	3,220

Average sales prices:(1)
Oil (per bbl)	$42.80	$35.87	$43.58
Natural gas (per mcf)	$0.46	$(0.05)	$0.72
NGL (per bbl)	$21.22	$16.37	$13.30
Average (per boe)	$14.22	$9.96	$12.63
Direct operating expenses:
Production expenses (per boe)(2)	$4.32	$2.99	$3.19
Production taxes (per boe)(3)	$0.71	$0.31	$0.01
 ___________________________________________________

(1)	Average sales prices are net of post-production expenses, including gathering, storage, compression, transportation, processing, treating, dehydrating and non-affiliate marketing expenses.

(2)	Production expenses include lease operating costs and ad valorem taxes.

(3)	Production taxes are generally based upon (a) volume produced and (b) prices received for production.
 Oil, Natural Gas and NGL Revenues. For the year ended December 31, 2017, oil, natural gas and NGL revenues were $25.1 million compared to $22.6 million and $40.7 million for the years ended 2016 and 2015, respectively. The $2.5 million increase in revenues from 2016 to 2017 was primarily due to an increase in the average sales price of oil, natural gas and NGL. The increase in the price received per boe in 2017 compared to 2016 resulted in a $7.5 million increase in oil, natural gas and NGL revenues. Average oil prices increased $6.93 per bbl, from $35.87 per bbl for the year ended December 31, 2016 to $42.80 per bbl for the year ended December 31, 2017. Average natural gas prices increased $0.51 per mcf, from $(0.05) per mcf for the year ended December 31, 2016 to $0.46 per mcf for the year ended December 31, 2017. NGL prices increased $4.85 per bbl, from $16.37 per bbl for the year ended December 31, 2016 to $21.22 per bbl for the year ended December 31, 2017. Decreased sales volumes resulted in a $5.0 million decrease in oil, natural gas and NGL revenues, for a net increase in oil, natural gas and NGL revenues of $2.5 million from 2016 to 2017.
The $18.1 million decrease in revenues from 2015 to 2016 was primarily due to a decrease in production and a decrease in the average sales price of oil. Decreased sales volumes resulted in a $12.1 million decrease in oil, natural gas and NGL revenues. The decrease in the sales price received per boe in 2016 compared to the 2015 resulted in a $6.0 million decrease in oil, natural gas and NGL revenues, for a net decrease in oil, natural gas and NGL revenues of $18.1 million from 2015 to 2016.
Production Expenses. For the year ended December 31, 2017, production expenses, excluding production and ad valorem taxes, were $7.6 million compared to $6.8 million and $10.3 million for the years ended 2016 and 2015, respectively. On a unit-of-production basis, production expenses, excluding production taxes and including ad valorem taxes, were $4.32 per boe in 2017 compared to $2.99 and $3.19 per boe in 2016 and 2015, respectively. The increase in production expense from 2016 to 2017 is due to increases in repair and maintenance costs.
Production Taxes. For the year ended December 31, 2017, production taxes were $1.2 million, compared to $0.7 million and a nominal amount for the years ended 2016 and 2015, respectively. On a unit-of-production basis, production taxes were $0.71 per boe in 2017 compared to $0.31 per boe in 2016 and $0.01 per boe in 2015. The increase in production taxes from 2016 to 2017 is due to the increase in commodity prices. Severance tax exemptions related to economically at risk wells for prior periods were realized in 2015, causing production taxes per boe in 2015 to be significantly lower than production taxes per boe in 2016.
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
Internal Controls. Chesapeake's Director - Corporate Reserves is the technical person primarily responsible for overseeing the preparation of the Trust's reserve estimates. Her qualifications include the following:

•	Over 15 years of practical experience in the oil and gas industry, with 11 years in reservoir engineering;

•	Bachelor of Science degree in Geology and Environmental Sciences;

•	Master's Degree in Petroleum and Natural Gas Engineering;

•	Executive MBA; and

•	Member in good standing of the Society of Petroleum Engineers.
Chesapeake ensures that the key members of Chesapeake's Corporate Reserves Department have appropriate technical qualifications to oversee the preparation of reserves estimates. Each of Chesapeake's Corporate Reserves Advisors has significant experience in reserve estimation. Each of its engineering technicians has a minimum of a four-year degree in mathematics, economics, finance or other technical/business/science field. Chesapeake also maintains a continuous education program for its engineers and technicians on new technologies and industry advancements and offer refresher training on basic skills and analytical techniques.
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

•
Each quarter, Chesapeake's Reservoir Managers, the Director - Corporate Reserves, the Vice Presidents of its business units, the Vice President of Corporate and Strategic Planning and the Executive Vice President - Exploration and Production review all significant reserves changes and all new proved undeveloped reserves additions.

•	Chesapeake's Corporate Reserves Department reports independently of Chesapeake's operations.
 Technologies. The reserve report was prepared using decline curve analysis to determine the reserves of individual Producing Wells, as defined by the SEC. After estimating the reserves of each proved developed well, it was determined that a reasonable level of certainty exists with respect to the reserves that can be expected from close offset undeveloped wells in the field. The continuity of the play across the AMI area was established by reviewing electronic well logs from wells, geologically mapping the analogous reservoir and reviewing extensive production data from horizontal wells within the larger Colony Granite Wash area.
Software Integrated Solutions. Chesapeake engaged Software Integrated Solutions, a third-party engineering firm, to prepare all of the Trust's estimated proved reserves as of December 31, 2017. A copy of the report issued by the engineering firm is filed with this report as Exhibit 99.1. The qualifications of the technical person at the firm primarily responsible for overseeing the preparation of the Trust's reserve estimates are set forth below.

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
Oil, natural gas and NGL prices fluctuate widely, and depressed prices for an extended period of time are likely to have a material adverse effect on proceeds to the Trust and cash distributions to unitholders.
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
These factors and the volatility of the energy markets make it extremely difficult to predict future oil, natural gas and NGL price movements with any certainty. Oil and natural gas prices remained low throughout 2016 and 2017.
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
As of December 31, 2017, none of the Trust’s estimated proved reserves were undeveloped.
The present values included in this report do not represent the current market value of the Trust's estimated reserves. In accordance with SEC requirements, the estimates of our present values are based on prices and costs as of the date of the estimates. The price on the date of estimate is calculated as the average oil and natural gas price during the 12 months ending in the current reporting period, determined as the unweighted arithmetic average of prices on the first day of each month within the 12-month period. The December 31, 2017 present value is based on $51.34 per bbl of oil and $2.98 per mcf of natural gas before basis differential adjustments. Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of an estimate.
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
Reserve estimates for fields that do not have a lengthy production history are less reliable than estimates for fields with lengthy production histories. A lack of production history may contribute to inaccuracy in estimates of proved reserves, future production rates and the timing of development expenditures. Most of the Producing Wells, as defined by the SEC, have been operational for a relatively short period of time and estimated total reserves vary substantially from well to well and are not directly correlated to perforated lateral length or completion technique. There can be no assurance that the data used in preparing these estimates can accurately predict future production. The lack of operational history for horizontal wells in the Colony Granite Wash may also contribute to the inaccuracy of estimates of proved reserves. During 2017, the Trust recorded downward reserve revisions primarily due to a decrease in production offset by higher oil and gas prices. During 2016, the Trust recorded downward reserve revisions primarily due to higher-than-expected pressure depletion within certain areas of the AMI. During 2015, the Trust recorded significant downward reserve revisions primarily due to a decrease in commodity prices and the removal of PUDs that were not part of Chesapeake's drilling plan within the AMI. Future negative well performance or lower expected ultimate recovery could lead to further downward adjustments to our reserve estimates. A material and adverse variance of actual production, revenues and expenditures from those underlying reserve estimates would have a material adverse effect on the financial condition, results of operations and cash flows of the Trust and would reduce cash distributions to Trust unitholders.
Chesapeake's ability to satisfy its obligations to the Trust depends on its financial position, and in the event of Chesapeake's bankruptcy, it may be expensive and time-consuming for the Trust to exercise its remedies, and the Trust may be treated as an unsecured creditor of Chesapeake.
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
Pursuant to the development agreement between Chesapeake and the Trust, Chesapeake was obligated to, and did, drill and complete the equivalent of 118 Development Wells in the AMI as of June 30, 2016. Certain Development Wells drilled by Chesapeake are currently operated by third-party operators. The failure of an operator to adequately perform operations could reduce production from the Underlying Properties and the cash available for distribution to Trust unitholders.
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
The amount of cash available for distribution by the Trust will be reduced by post-production expenses and applicable taxes associated with the Royalty Interests and Trust expenses.
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
Chesapeake owns 23,750,000 common units. Chesapeake may sell Trust units in the public or private markets, and any such sales could have an adverse impact on the price of the common units or on any trading market that may develop. The Trust has granted registration rights to Chesapeake, which, if exercised, would facilitate sales of Trust units by Chesapeake to the public.
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

In addition, Chesapeake has agreed that, if at any time the Trust's cash on hand (including available cash reserves) is not sufficient to pay the Trust's ordinary course expenses as they become due, it will lend funds to the Trust necessary to pay such expenses. Any such loan will be on an unsecured basis, and the terms of such loan will be substantially the same as those which would be obtained in an arms' length transaction between Chesapeake and an unaffiliated third party. If Chesapeake provides such funds to the Trust, it would become a creditor of the Trust and its interests as a creditor could conflict with the interests of unitholders. There were no loans outstanding as of December 31, 2017 or December 31, 2016.
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
Oil and natural gas producing operations can be hazardous and may expose Chesapeake to liabilities.
Oil and natural gas producing operations are subject to many risks, including well blowouts, cratering and explosions, pipe failures, fires, formations with abnormal pressures, uncontrollable flows of oil, natural gas, brine or well fluids, oil spills, severe weather, natural disasters, groundwater contamination and other environmental hazards and risks. Some of these risks or hazards could materially and adversely affect Chesapeake's revenues and expenses by reducing or shutting in production from wells, loss of equipment or otherwise negatively impacting the projected economic performance of its prospects. For non-operated properties, Chesapeake is dependent on the operator for operational and regulatory compliance. A temporary or permanent halt of the production and sales of oil, natural gas and NGL at any of the Underlying Properties could also reduce Trust distributions by reducing the amount of proceeds available for distribution.
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
A material event such as those described above could expose Chesapeake to liabilities, monetary penalties or interruptions in its business operations. While Chesapeake may maintain insurance against some, but not all, of the risks described above, its insurance may not be adequate to cover casualty losses or liabilities, and its insurance does not cover penalties or fines that may be assessed by a governmental authority. For certain risks, such as political risk, business interruption, war, terrorism and piracy, Chesapeake has limited or no insurance coverage. Also, in the future Chesapeake may not be able to obtain insurance at premium levels that justify its purchase. The occurrence of a significant event against which Chesapeake is not fully insured may expose it to liabilities.
The ability of the Underlying Properties to produce oil, natural gas and NGL economically and in commercial quantities could be impaired if Chesapeake is unable to acquire adequate supplies of water or is unable to dispose of or recycle the water it uses economically and in an environmentally safe matter.
Development activities require the use of water. For example, hydraulic fracturing requires the use and disposal of significant quantities of water. In certain areas, there may be insufficient local aquifer capacity to provide a source of water for operations. Chesapeake's inability to secure sufficient amounts of water, or to dispose of or recycle the water used in its operations, could adversely impact the development of the Underlying Properties. The imposition of new environmental initiatives and regulations, such as the Oklahoma Corporation Commission volume reduction plans for oil and natural gas disposal wells injecting wastewater into the Arbuckle formation and the EPA’s June 2016 pretreatment standards for wastewater, could further restrict Chesapeake's ability to conduct certain operations such as hydraulic fracturing or disposal of waste, including, but not limited to, produced water and other materials associated with the exploration, development or production of oil and natural gas.

Potential legislative and regulatory actions addressing climate change could significantly impact the oil and gas industry and Chesapeake, causing increased costs and reduced demand for oil and natural gas.
Various state governments and regional organizations have considered enacting new legislation and promulgating new regulations governing or restricting the emission of greenhouse gases from stationary sources such as our equipment and operations. At the federal level, the EPA has issued regulations that require us to establish and report a prescribed inventory of greenhouse gas emissions and published a final rule in June 2016 to reduce methane emissions from oil and gas production. The EPA more recently published a proposal to stay certain portions of the rule. As a result, the implications of the 2016 standards are uncertain. Additional legislative and/or regulatory proposals for restricting greenhouse gas emissions or otherwise addressing climate change could require us to incur additional operating costs and could adversely affect demand for the oil and natural gas that we sell. The potential increase in our operating costs could include new or increased costs to obtain permits, operate and maintain our equipment and facilities, install new emission controls on our equipment and facilities, acquire allowances to authorize our greenhouse gas emissions, pay taxes related to our greenhouse gas emissions and administer and manage a greenhouse gas emissions program. Even without federal legislation or regulation of greenhouse gas emissions, states may pursue the issue either directly or indirectly.

The Paris Agreement will require countries to review and “represent a progression” in their nationally determined contributions, which set emissions reduction goals, every five years. In August 2017, the United States informed the United Nations of its intent to withdraw from the Paris Agreement. The earliest possible effective withdrawal date from the Paris Agreement is November 2020. The Paris Agreement could further drive regulation in the United States. Restrictions on emissions of methane or carbon dioxide that have been or may be imposed in various states, or at the federal level could adversely affect the oil and gas industry. Moreover, incentives to conserve energy or use alternative energy sources as a means of addressing climate change could reduce demand for oil and natural gas. Finally, we note that some scientists have concluded that increasing concentrations of greenhouse gases in the Earth's atmosphere may produce climate changes that have significant physical effects, such as higher sea levels, increased frequency and severity of storms, droughts, floods, and other climatic events. If any such effects were to occur, they could have an adverse effect on our financial condition and results of operations.

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
If the Trust were treated as a corporation for U.S. federal income tax purposes, it would pay federal income tax on its taxable income at the corporate tax rate, which for tax years beginning after 2017 is 21%, and would likely be required to pay state income tax on its taxable income at the corporate tax rate in Oklahoma. Distributions to Trust unitholders would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to Trust unitholders without first being subjected to taxation at the entity level. Because a tax would be imposed upon the Trust as a corporation, its cash available for distribution to Trust unitholders would be substantially reduced. In addition, changes in current state law may subject the Trust to additional entity-level taxation by individual states. Because of state budget deficits and other reasons, several states have been evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. Imposition of any such taxes may substantially reduce the cash available for distribution to Trust unitholders. Therefore, if the Trust were treated as a corporation for U.S. federal income tax purposes or otherwise subjected to a material amount of entity-level taxation, there would be a material reduction in the anticipated cash flow and after-tax return to the Trust unitholders, likely causing a substantial reduction in the value of the Trust units.

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
U.S. federal tax reform legislation informally known as the Tax Cuts and Jobs Act (the “Tax Act”) was enacted December 22, 2017, and makes significant changes to the federal income tax rules applicable to both individuals and entities, including changes to the effective tax rate on an individual or other non-corporate unitholder’s allocable share of certain income from a publicly traded partnership. The Tax Act is complex and lacks administrative guidance, thus, unitholders should consult their tax advisor regarding the Tax Act and its effect on an investment in Trust units.
For taxable years beginning after 2017, the highest marginal U.S. federal income tax rates applicable to ordinary income and long-term capital gains of individuals are 37% and 20%, respectively. Individual unitholders may be eligible for a deduction for tax years beginning after 2017 generally equal to 20% of the Trust’s domestic income and 20% of any recapture income of the unitholder on the sale of Trust units, which could reduce the individual’s effective tax rate on income from the Trust. However, such deduction will not be available after 2025 unless Congress extends it. In addition, an individual having adjusted gross income in excess of $200,000 (or $250,000 for married taxpayers filing joint returns) is subject to the Net Investment Income Tax of 3.8% on the lesser of such excess or the individual's net investment income. For these purposes, net investment income generally includes interest income and royalty income derived from the Trust units as well as any net gain from the disposition of Trust units.
With respect to Oklahoma production tax, it has been assumed that the effective tax rate on the oil, natural gas and NGL attributable to the Trust will be approximately 2.0% for the first three years of production for each well spudded on or after July 1, 2015, and approximately 7.0% thereafter. These rates are subject to change by new legislation at any time.
The present U.S. federal income tax treatment of publicly traded partnerships, including the Trust, or an investment in the Trust units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, from time to time, the President and members of Congress propose and consider substantive changes to the existing U.S. federal income tax laws that affect publicly traded partnerships. Further, final regulations under Section 7704(d)(1)(E) of the Internal Revenue Code of 1986, as amended, interpret the scope of the qualifying income requirements for publicly traded partnerships by providing industry-specific guidance.
Any modification to the U.S. federal income tax laws or interpretations thereof (including administrative guidance relating to the Tax Act) may be applied retroactively and could make it more difficult or impossible for the Trust to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes or otherwise adversely affect our business, financial condition or results of operations. The Trust is unable to predict whether any changes or other proposals will ultimately be enacted, or whether any adverse interpretations will be used. Any such changes or interpretations could negatively impact the value of an investment in the Trust units.
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
In addition to U.S. federal income taxes, Trust unitholders will likely be subject to other taxes, including Oklahoma state income taxes, even if they do not live in Oklahoma. Trust unitholders will likely be required to file Oklahoma state income tax returns and pay Oklahoma state income tax. Further, Trust unitholders may be subject to penalties for failure to comply with those requirements. It is each Trust unitholder's responsibility to file all U.S. federal, state, local and non-U.S. tax returns.

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

Common Units Representing Beneficial Interests

The common units representing beneficial interests in the Trust are listed and commenced trading on the New York Stock Exchange on November 11, 2011 under the symbol “CHKR.” The following table sets forth, for the periods indicated, the high and low sales prices per common unit as reported by the New York Stock Exchange:

	Common Units
	High	Low
First Quarter 2016 (January 1 through March 31)	$3.43	$1.56
Second Quarter 2016 (April 1 through June 30)	$3.83	$1.81
Third Quarter 2016 (July 1 through September 30)	$2.45	$1.96
Fourth Quarter 2016 (October 1 through December 31)	$2.45	$2.10
First Quarter 2017 (January 1 through March 31)	$3.85	$2.25
Second Quarter 2017 (April 1 through June 30)	$2.85	$2.20
Third Quarter 2017 (July 1 through September 30)	$2.50	$2.10
Fourth Quarter 2017 (October 1 through December 31)	$2.30	$1.75
As of March 20, 2018, 46,750,000 common units representing beneficial interests in Chesapeake Granite Wash Trust were outstanding and held by 13 certified unitholders of record. Of such units, 35,062,500 were issued on November 16, 2011 and 11,687,500 of such units were subordinated units that were converted into common units on a one-for-one basis as of June 30, 2017. The following table sets forth, for the periods indicated, the common and subordinated distribution per unit:

	Distribution per Unit
	Common Unit	Subordinated Unit
First Quarter 2016 (1)	$0.2195	$—
Second Quarter 2016	$0.0403	$—
Third Quarter 2016	$0.0734	$—
Fourth Quarter 2016	$0.0857	$—
First Quarter 2017	$0.0912	$—
Second Quarter 2017	$0.1005	$—
Third Quarter 2017 (2)	$0.1003	$—
Fourth Quarter 2017	$0.0657	$—
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

(2)
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

Pursuant to the Trust Agreement, if at any time the Trust's cash on hand (including cash reserves) is not sufficient to pay the Trust's ordinary course expenses as they become due, Chesapeake will loan funds to the Trust necessary to pay such expenses. Any funds loaned by Chesapeake pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust's business, and may not be used to satisfy Trust indebtedness for borrowed money of the Trust. If Chesapeake loans funds pursuant to this commitment, unless Chesapeake agrees otherwise, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. As of December 31, 2017 and December 31, 2016 there were no loans outstanding.
Equity Compensation Plans
The Trust does not have any employees and, therefore, does not maintain any equity compensation plans.
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities
None.

ITEM 6.	Selected Financial Data
Distributable Income
The following is a summary of royalty income, interest income and distributable income for the years ended December 31, 2017, 2016, 2015, 2014 and 2013:

	Years Ended December 31,
	2017	2016	2015	2014	2013
	($ in thousands, except per unit data)
Royalty income	$15,665	$12,431	$36,377	$95,997	$114,010
Distributable income	$13,311	$12,485	$53,315	$83,984	$104,868
Distributable income per common unit	$0.3577	$0.3561	$1.5206	$2.3953	$2.7171
Distributable income per subordinated unit	$—	$—	$—	$—	$0.8214
Assets, Liabilities and Trust Corpus
The following is the balance of total assets, total liabilities and trust corpus as of December 31, 2017, 2016, 2015, 2014 and 2013:

	December 31,
	2017	2016	2015	2014	2013
	($ in thousands)
Total Assets	$28,372	$31,938	$63,391	$256,604	$318,288
Total Liabilities	$768	$—	$175	$—	$8,071
Trust Corpus	$27,604	$31,938	$63,216	$256,604	$310,217

ITEM 7.	Trustee's Discussion and Analysis of Financial Condition and Results of Operations
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
The Trust is required to make quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s administrative expenses, on or about 60 days following the completion of each calendar quarter through (and including) the quarter ending June 30, 2031. During the year ended December 31, 2017, four distributions were paid. See Liquidity and Capital Resources below and Note 6 to the financial statements contained in Part II, Item 8 of this Annual Report for more information regarding the distributions.
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
Results of Trust Operations
The quarterly payments to the Trust with respect to the Royalty Interests are based on the amount of proceeds actually received by Chesapeake during the preceding calendar quarter. Proceeds from production are typically received by Chesapeake one month after production. Due to the timing of the payment of production proceeds, quarterly distributions made by Chesapeake to the Trust generally include royalties attributable to sales of oil, natural gas and NGL for three months, comprised of the first two months of the quarter just ended and the last month of the quarter prior to that one. Chesapeake is required to make the Royalty Interest payments to the Trust within 35 days of the end of each calendar quarter. During the year ended December 31, 2017, the Trust received payments on the Royalty Interests representing royalties attributable to proceeds from sales of oil, natural gas and NGL for September 1, 2016 through August 31, 2017. During the year ended December 31, 2016, the payments received by the Trust represented royalties attributable to proceeds from sales of oil, natural gas and NGL for September 1, 2015 through August 31, 2016. During the year ended December 31, 2015, the payments received by the Trust represented royalties attributable to proceeds from sales of oil, natural gas and NGL for September 1, 2014 through August 31, 2015.
The Trust’s income available for distribution throughout 2016 and 2017 has been adversely affected by several factors. The Trust's revenues and distributable income available to unitholders have been and will continue to be adversely affected if commodity prices or production remain at current levels or decline further. For each of the quarterly production periods from September 1, 2016 to November 30, 2016, December 1, 2016 to February 29, 2017 and March 1, 2017 to May 31, 2017, the Trust paid a common unit distribution below the applicable subordination threshold and no subordinated distribution was paid. For the quarterly production period from June 1, 2017 to August 31, 2017 the threshold is no longer applicable as the subordination threshold terminated on June 30, 2017 and is no longer applicable for any future distribution.
Low levels of future production and any future depression in commodity prices will continue to reduce the Trust’s revenues and distributable income available to unitholders.
During the year ended December 31, 2017, the Trust recognized no impairments of the Royalty Interests. During the years ended December 31, 2016 and 2015, the Trust recognized approximately $22.6 million and $154.2 million, respectively, in impairments of the Royalty Interests primarily due to a decrease in commodity prices used to calculate the proved reserves attributable to the Trust's interest in the Underlying Properties and lower proved reserve quantities attributable to higher-than-expected pressure depletion within certain areas of the AMI. See Note 2 to the financial statements contained in Part II, Item 8 of this Annual Report for further discussion of the impairments.
Distributable Income.  The Trust's distributable income was $13.3 million for the year ended December 31, 2017, compared to $12.5 million for the year ended December 31, 2016.
The $0.8 million increase from 2016 to 2017 was primarily due to an increase in the average realized prices received from sales of oil, natural gas and NGL, offset by a decrease in production volumes in the production period from September 1, 2016 to August 31, 2017 (the "2017 production period") as compared to the production period from September 1, 2015 to August 31, 2016 (the "2016 production period"). The increase in the price received per boe in the 2017 production period compared to the 2016 production period resulted in a $3.2 million increase in distributable income offset by decreased sales volumes that resulted in a $2.4 million decrease in distributable income, for a net increase in distributable income of $0.8 million. Distributable income paid to the Trust unitholders during the year ended December 31, 2015 and attributable to production from September 1, 2014 to August 31, 2015 (the "2015 production period") was $53.3 million. The $40.8 million decrease in the Trust's distributable income for the 2016 production period as compared to the 2015 production period was the result of a decrease in the average realized prices received from sales of oil, natural gas and NGL and a decrease in production volumes in the 2016 production period as compared to the 2015 production period. See Royalty Income below for information regarding average prices received and sales volumes.

On a per unit basis, cash distributions during the year ended December 31, 2017 and attributable to the 2017 production period were $0.3577 per common unit and no subordinated unit distributions were paid as compared to $0.3561 per common unit and no subordinated unit distributions were paid for the year ended December 31, 2016 and attributable to the 2016 production period. Cash distributions were $1.5206 per common unit and no subordinated unit distributions were paid for the year ended December 31, 2015 and attributable to the 2015 production period. Distributable income for the production periods described above was calculated as follows:

	Years Ended December 31,
	2017	2016	2015
	($ in thousands, except per unit data)
Revenues:
Royalty income(1)	$15,665	$12,431	$36,377
Total revenues	15,665	12,431	36,377
Income (Expenses):
Production taxes	(669)	(449)	(681)
Trust administrative expenses(2)	(1,685)	(1,606)	(1,466)
Derivative settlement gain	—	2,109	19,085
Total income (expenses)	(2,354)	54	16,938
Distributable income available to unitholders	$13,311	$12,485	$53,315

Distributable income per common unit (46,750,000 common units at December 31, 2017 and 35,062,500 common units at December 31, 2016 and December 31, 2015)	$0.3577	$0.3561	$1.5206
Distributable income per subordinated unit (0 subordinated units at December 31, 2017 and 11,687,500 subordinated units at December 31, 2016 and December 31, 2015)(3)(4)	$—	$—	$—
 _____________________________________________________

(1)	Net of certain post-production expenses.

(2)	Includes cash reserves withheld (used).

(3)
For the years ended December 31, 2016 and 2015, the Trust's calculated distributable income was below the applicable subordination threshold. As a result, no distribution was paid for the subordinated units in each year.

(4)
For the year ended December 31, 2017, no distribution was paid for the subordinated units during the year. The distributable income for the production periods from September 1, 2016 to May 31, 2017 was, in each case, below the applicable subordination threshold. The subordination threshold was not applicable to the distributable income for the production period from June 1, 2017 to August 31, 2017. The subordination and incentive thresholds terminated on June 30, 2017 and are no longer applicable for any future distribution. For more information, see Notes 1 and 6 to the financial statements contained in Part II, Item 8 of this Annual Report.

Royalty Income.  Royalty income to the Trust for the year ended December 31, 2017, and attributable to the 2017 production period, totaled $15.7 million based upon sales of production attributable to the Royalty Interests of 134 mbbls of oil, 3,296 mmcf of natural gas and 332 mbbls of NGL. Total production attributable to the Royalty Interests for the 2017 production period was 1,015 mboe. Average prices received for oil, natural gas and NGL production, including the impact of certain post-production expenses and excluding production taxes, during the 2017 production period were $42.74 per bbl of oil, $0.99 per mcf of natural gas and $20.11 per bbl of NGL, respectively.
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
The increase in the price received per boe in the 2017 production period compared to the 2016 production period resulted in a $5.6 million increase in royalty income. Decreased sales volumes resulted in a $2.4 million decrease in royalty income, for a net increase in royalty income of $3.2 million.
The decrease in the price received per boe in the 2016 production period compared to the 2015 production period resulted in an $11.5 million decrease in royalty income. Decreased sales volumes resulted in a $12.5 million decrease in royalty income, for a net decrease in royalty income of $24.0 million.
Production Taxes.  Production taxes are calculated as a percentage of oil, natural gas and NGL revenues, net of any applicable tax credits. Production taxes for the year ended December 31, 2017, and attributable to the 2017 production period, totaled $0.7 million, or $0.66 per boe, or approximately 4.3% of royalty income, as compared to production taxes of $0.4 million, or $0.36 per boe, or approximately 3.6% of royalty income for the year ended December 31, 2016, and attributable to the 2016 production period, and $0.7 million, or $0.35 per boe, or approximately 1.9% of royalty income, for the year ended December 31, 2015, and attributable to the 2015 production period. The increase in production taxes per boe from 2016 to 2017 was primarily due to an increase in oil, natural gas and NGL prices. The decrease in production taxes per boe from 2015 to 2016 was primarily due to a decrease in oil and natural gas prices.
Trust Administrative Expenses. Trust administrative expenses, including additional cash reserves, for the year ended December 31, 2017 totaled $1.7 million. Trust administrative expenses, including cash reserves, for the years ended December 31, 2016 and 2015 totaled $1.6 million and $1.5 million, respectively. Trust administrative expenses primarily consist of the administrative fees paid to the Trustees and Chesapeake and costs for accounting and legal services.
Cash Settlements on Derivatives.  The Trust recorded gains or losses from the derivative contracts when proceeds were received or payments were made, respectively. There was no settlement of derivative contracts for the year ended December 31, 2017, as the Trust settled all derivative contracts as of February 2016. Swaps covering the 2015 production period were settled, during the year ended December 31, 2016, and proceeds received were included in the Trust's distributable income for the 2016 production period. Total gains on settlements of the derivative contracts during the year ended December 31, 2016 were $2.1 million. During the year ended December 31, 2015, swaps covering the 2015 production period were settled and proceeds received from the swap were included in the Trust's distributable net income for the 2015 production period. Total gains on settlements of the derivative contracts during the year ended December 31, 2015 were $19.1 million.
Liquidity and Capital Resources
The Trust’s principal sources of liquidity and capital are cash flows generated from the Royalty Interests, the loan commitment as described below and, prior to the expiration of the derivative contracts on September 30, 2015, cash settlements on derivative contracts during periods in which oil prices fall below the fixed price received on derivative contracts. The Trust’s primary uses of cash are distributions to Trust unitholders, payments of production taxes, payments of Trust administrative expenses, including any reserves established by the Trustee for future liabilities and repayment of loans and payments of expense reimbursements to Chesapeake for out-of-pocket expenses incurred on behalf of the Trust. Administrative expenses include payments to the Trustee and the Delaware Trustee as well as a quarterly fee of $50,000 to Chesapeake pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the sales of oil, natural gas and NGL production attributable to the Royalty Interests during the quarter, over the Trust’s expenses for the quarter and any cash reserve for the payment of liabilities of the Trust.
The Trust is required to make quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s administrative expenses, on or about 60 days following the completion of each calendar quarter through (and including) the quarter ending June 30, 2031. During the year ended December 31, 2017, four distributions were paid. The 2017 first quarter distribution of $.0912 per common unit to common unitholders consisting of proceeds attributable to production from September 1, 2016 through November 30, 2016, was made on March 2, 2017 to record unitholders as of February 20, 2017. The 2017 second quarter distribution of $0.1005 per common unit, consisting of proceeds attributable to production from December 1, 2016 through February 28, 2017, was made on June 1, 2017 to record unitholders as of May 22, 2017. The 2017 third quarter distribution of $0.1003 per common unit, consisting of proceeds attributable to production from March 1, 2017 through May 31, 2017, was made on August 31, 2017 to record unitholders as of August 21, 2017. The 2017 fourth quarter distribution of $0.0657 per common unit, consisting of proceeds attributable to production from June 1, 2017 through August 31, 2017, was made on November 30, 2017 to record unitholders as of November 20, 2017. As the distributable income per common unit for the 2017 first, second and third quarter distributions was below the applicable subordination threshold, no distribution was declared for the subordinated units.
The following is a summary of distributable income, distributable income per common unit and distributable income per subordinated unit by quarter for the years ended December 31, 2017, 2016 and 2015 (in thousands except per unit amounts):

2017	Q1	Q2	Q3	Q4	Total
Distributable income	$3,197	$3,523	$3,518	$3,073	$13,311
Distributable income per common unit	$0.0912	$0.1005	$0.1003	$0.0657	$0.3577
Distributable income per subordinated unit(1)	$—	$—	$—	$—	$—
(1) On June 30, 2017, the subordinated units automatically converted into common units on a one-for-one basis. Distributions made on common units no longer have the benefit of the subordination threshold, nor are the common units subject to the incentive threshold, and all Trust unitholders share on a pro rata basis in the Trust's distribution.

2016	Q1	Q2	Q3	Q4	Total
Distributable income	$5,493	$1,412	$2,574	$3,006	$12,485
Distributable income per common unit(1)	$0.1567	$0.0403	$0.0734	$0.0857	$0.3561
Distributable income per subordinated unit	$—	$—	$—	$—	$—

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
On February 6, 2018, the Trust announced that a cash distribution of $0.0787 per common unit consisting of proceeds attributable to production from September 1, 2017 to November 30, 2017, to common unitholders of record, as of February 20, 2018 would be paid on March 2, 2018. See Note 7 to the financial statements contained in Part II, Item 8 of this Annual Report for additional information regarding the distribution paid on March 2, 2018 to record unitholders as of February 20, 2018.
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
Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including cash reserves) is not sufficient to pay the Trust’s ordinary course expenses as they become due, Chesapeake will loan funds to the Trust necessary to pay such expenses. Any funds loaned by Chesapeake pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness for borrowed money of the Trust. If Chesapeake loans funds pursuant to this commitment, unless Chesapeake agrees otherwise, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. As of December 31, 2017 and December 31, 2016, there were no loans outstanding.
Off-Balance Sheet Arrangements
The Trust has no off-balance sheet arrangements. The Trust has not guaranteed the debt of any other party, nor does the Trust have any other arrangements or relationships with other entities that could potentially result in unconsolidated debt, losses or contingent obligations.
Contractual Obligations
As of December 31, 2017, the Trust had no obligations or commitments to make future contractual payments other than the Trustee administrative fee, administrative services fee and the Delaware Trustee administrative fee payable to the Trustee, Chesapeake and the Delaware Trustee, respectively. The table below summarizes the Trust's contractual obligations as of December 31, 2017.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	($ in thousands)
Contractual Obligations:
Trustee administrative fee	$2,417	$179	$358	$358	$1,522
Chesapeake administrative services fee	2,700	200	400	400	1,700
Delaware Trustee administrative fee	27	2	4	4	17
Total contractual obligations	$5,144	$381	$762	$762	$3,239
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

Report of Independent Registered Public Accounting Firm

To the Unitholders of the Chesapeake Granite Wash Trust and The Bank of New York Mellon Trust Company, N.A., as Trustee:
Opinion on the Financial Statements
We have audited the accompanying statements of assets, liabilities and trust corpus of the Chesapeake Granite Wash Trust (the “Trust”) as of December 31, 2017 and 2016, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of the Trust as of December 31, 2017 and 2016, and its distributable income and its changes in trust corpus for each of the three years in the period ended December 31, 2017 in conformity with the modified cash basis of accounting described in Note 2.
Basis for Opinion
These financial statements are the responsibility of the Trust’s management (the Trustee). Our responsibility is to express an opinion on the Trust’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Trust's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Basis of Accounting
As described in Note 2, these financial statements were prepared on the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

/s/ PricewaterhouseCoopers LLP
Oklahoma City, Oklahoma

March 21, 2018

We have served as the Trust’s auditor since 2011.

CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	December 31,
	2017	2016
	($ in thousands)
ASSETS:
Cash and cash equivalents	$2,067	$1,215

Investment in royalty interests	487,793	487,793
Less: accumulated amortization	(461,488)	(457,070)
Net investment in royalty interests	26,305	30,723
Total assets	$28,372	$31,938
LIABILITIES AND TRUST CORPUS:
Dividend Payable to Chesapeake(1)	$768	$—
Total liabilities	768	—
Trust Corpus; 46,750,000 common units issued and outstanding at December 31, 2017 and 35,062,500 common units and 11,687,500 subordinated units issued and outstanding December 31, 2016	27,604	31,938
Total liabilities and Trust corpus	$28,372	$31,938

(1)	See Note 6 to the financial statements contained in Part II, Item 8 of this Annual Report.

The accompanying notes are an integral part of these financial statements.

CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF DISTRIBUTABLE INCOME

	Years Ended December 31,
	2017	2016	2015
	($ in thousands, except per unit data)
REVENUES:
Royalty income	$15,665	$12,431	$36,377
INCOME (EXPENSES):
Production taxes	(669)	(449)	(681)
Trust administrative expenses	(1,685)	(1,606)	(1,466)
Derivative settlement gain	—	2,109	19,085
Total income (expenses)	(2,354)	54	16,938
Distributable income available to unitholders	$13,311	$12,485	$53,315

Distributable income per common unit (46,750,000 common units at December 31, 2017 and 35,062,500 common units at December 31, 2016 and December 31, 2015)	$0.3577	$0.3561	$1.5206
Distributable income per subordinated unit (0 subordinated units at December 31, 2017 and 11,687,500 subordinated units at December 31, 2016 and December 31, 2015)	$—	$—	$—

CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF CHANGES IN TRUST CORPUS

	Years Ended December 31,
	2017	2016	2015
	($ in thousands)
TRUST CORPUS: Beginning of period	$31,938	$63,216	$256,604
Cash reserve surplus (deficit)(1)	(683)	242	(133)
Amortization of investment in royalty interests	(4,419)	(6,802)	(22,536)
Impairment of investment in royalty interests	—	(22,609)	(154,206)
Change in derivative asset/liability	—	(2,109)	(16,513)
Distributable income	13,311	12,485	53,315
Distributions paid to unitholders(1)	(12,543)	(12,485)	(53,315)
TRUST CORPUS: End of period	$27,604	$31,938	$63,216

(1)	See Note 6 to the financial statements contained in Part II, Item 8 of this Annual Report.

The accompanying notes are an integral part of these financial statements.

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS

1.	Organization of the Trust
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
Prior to their conversion on June 30, 2017, the subordinated units were entitled to receive pro rata distributions from the Trust each quarter if and to the extent there was sufficient cash to provide a cash distribution on the common units that was no less than 80% of the target distribution set forth in the Trust Agreement for the corresponding quarter (the “subordination threshold”). If there was insufficient cash to fund such a distribution on all of the Trust units, the distribution made with respect to the subordinated units was either reduced or eliminated for such quarter in order to make a distribution, to the extent possible, of up to the subordination threshold amount on the common units. Prior to the conversion of the subordinated units on June 30, 2017, Chesapeake was entitled to receive incentive distributions equal to 50% of the amount by which the cash available for distribution on all of the Trust units in any quarter was 20% greater than the target distribution for such quarter (the “incentive threshold”). The remaining 50% of cash available for distribution in excess of the applicable incentive threshold, if any, was to be paid to Trust unitholders, including Chesapeake, on a pro rata basis.
On June 30, 2017, the last day of the fourth full calendar quarter subsequent to Chesapeake's satisfaction of its drilling obligation under the development agreement, the subordinated units automatically converted into common units on a one-for-one basis and Chesapeake's right to receive incentive distributions with respect to quarters after the 2017 second quarter terminated. All distributions made on common units after September 30, 2017 no longer have

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS – (Continued)

the benefit of the subordination threshold, nor are the common units subject to the incentive threshold, and all Trust unitholders share on a pro rata basis in the Trust's distributions.
The distribution for the quarter ended June 30, 2017 which was paid on August 31, 2017, was still subject to the subordination threshold. As a result, distributable income available to unitholders for the three and nine months ended September 30, 2017 was still subject to the subordination threshold. As such, distributable income per common unit as of September 30, 2017 was based upon 35,062,500 common units (see Note 6). Beginning with the November 30, 2017 distribution, the distributable income available to unitholders is based on the 46,750,000 common units that are currently outstanding (see Note 7).
The aggregate distributions paid in the year ended December 31, 2017 were $0.3577 per common unit. No subordinated unit distributions were paid during the year ended December 31, 2017. The distributable income for the production periods from September 1, 2016 to May 31, 2017 was, in each case, below the applicable subordination threshold. The subordination threshold was not applicable to the distributable income for the production period from June 1, 2017 to August 31, 2017. See Note 6 for additional information related to the quarterly cash distributions and Risks and Uncertainties in Note 2 below.
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
The Trust’s income available for distribution throughout 2016 and 2017 has been adversely affected by several factors. The Trust's revenues and distributable income available to unitholders have been and will continue to be adversely affected if commodity prices or production remain at current levels or decline further. For the quarterly production periods from September 1, 2016 to May 31, 2017, the Trust paid a common unit distribution below the

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS – (Continued)

applicable subordination threshold and no subordinated distribution was paid. The subordination threshold was not applicable to the distributable income for the quarterly production period from June 1, 2017 to August 31, 2017. On February 6, 2018, the Trust declared a cash distribution of $0.0787 per common unit, consisting of proceeds attributable to production from September 1, 2017 to November 30, 2017. The distribution was paid on March 2, 2018 to record unitholders as of February 20, 2018. See Note 6 for information regarding prior distributions paid and Note 7 for information regarding the distribution paid on March 2, 2018.
During the year ended December 31, 2017, none of the distributable income available to common unitholders was attributable to derivative settlement gains. As disclosed in Note 3, the derivative contracts were initially novated to the Trust in November 2011 and covered a portion of the production attributable to the Royalty Interests from October 1, 2011 through September 30, 2015. Settlement of these derivative contracts continued through February 2016.
During the year ended December 31, 2017, the Trust recognized no impairments of the Royalty Interests. During the years ended December 31, 2016 and 2015, the Trust recognized approximately $22.6 million and $154.2 million, respectively, in impairments of the Royalty Interests. See Investment in Royalty Interests below for further discussion of the impairments.
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
On a quarterly basis, the Trust evaluates the carrying value of the Investment in Royalty Interests under the full cost accounting rules of the SEC. This quarterly review is referred to as a ceiling test. Under the ceiling test, the carrying value of the Investment in Royalty Interests may not exceed an amount equal to the sum of the present value (using a 10% discount rate) of the estimated future net revenues from proved reserves. During the year ended December 31, 2017 there were no impairments to the carrying value of the Investment in Royalty Interests. During the years ended December 31, 2016 and 2015, there was an aggregate of $22.6 million, and $154.2 million, respectively, in impairments to the carrying value of the Investment in Royalty Interests. The 2016 impairments were primarily due to a decrease in commodity prices used to calculate the proved reserves attributable to the Trust's interest in the Underlying Properties. The impairments resulted in non-cash charges to Trust corpus and did not affect the Trust's distributable income. Further material write-downs in subsequent quarters will occur if the trailing 12-month commodity prices continue to fall as compared to the commodity prices used in prior quarters. See Risks and Uncertainties above for further discussion.
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

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS – (Continued)

Loan Commitment.  Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course expenses as they become due, Chesapeake will loan funds to the Trust necessary to pay such expenses. Such loans will be recorded as a liability on the Statements of Assets, Liabilities and Trust Corpus until repaid. A loan neither increases nor decreases distributions to unitholders; however, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount and unless Chesapeake agrees otherwise) until the loan is repaid. There were no loans outstanding as of December 31, 2017 or December 31, 2016.
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
The Trust's derivative contracts were intended to manage its exposure to adverse changes in oil prices. On November 16, 2011, Chesapeake novated derivative contracts to the Trust pursuant to which the Trust became party to derivative contracts covering a portion of its expected production from October 1, 2011 through September 30, 2015. These derivative contracts consisted of fixed-price oil swaps in which the Trust received a fixed price and paid a floating market price based on NYMEX settlement prices to the counterparty for the underlying commodity of the derivative. As a party to these contracts, the Trust received payments directly from its counterparty or was required to pay any amounts owed directly to the counterparty. All swaps were net settled based on the difference between the fixed-price payment and the floating-price payment. All of the Trust's derivative contracts expired on September 30, 2015 and as of February 2016, the Trust had settled all derivative contracts. The Trust settled derivative contracts that resulted in receipts from the counterparty of $2.1 million for the year ended December 31, 2016 and $19.1 million for the year ended December 31, 2015, respectively.

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
Trustee Administrative Fee.  Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $175,000 to the Trustee, paid in equal quarterly installments. The administrative fee may be adjusted for inflation by no more than 3% in any calendar year beginning in 2015. As of December 31, 2017, a 2.1% inflation adjustment has been made for the 2017 calendar year.
Agreements with Chesapeake.  In connection with the initial public offering and the conveyance of the Royalty Interests to the Trust, the Trust entered into an administrative service agreement, a development agreement and a registration rights agreement with Chesapeake.
Pursuant to the administrative services agreement, Chesapeake provides the Trust with certain accounting, tax preparation, bookkeeping and information services related to the Royalty Interests and the registration rights agreement. In return for the services provided by Chesapeake under the administrative services agreement, the Trust pays Chesapeake, in equal quarterly installments, an annual fee of $200,000, which will remain fixed for the life of the Trust. Chesapeake is also entitled to receive reimbursement for its actual out-of-pocket fees, costs and expenses incurred in connection with the provision of any of the services under the agreement. Chesapeake was paid approximately $218,000, $168,000 and $247,000 in fees and reimbursements in 2017, 2016 and 2015, respectively.
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
Loan Commitment. Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including available cash reserves) is insufficient to pay the Trust’s ordinary course expenses as they become due, Chesapeake will loan

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS – (Continued)

funds to the Trust necessary to pay such expenses. Any funds loaned by Chesapeake pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness for borrowed money of the Trust. If Chesapeake loans funds pursuant to this commitment, unless Chesapeake agrees otherwise, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. There were no loans outstanding as of December 31, 2017 or December 31, 2016.

6.	Distributions to Unitholders
The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s expenses, approximately 60 days following the completion of each quarter through (and including) the quarter ending June 30, 2031.
For the years ended December 31, 2017, 2016 and 2015, the Trust declared and paid the following cash distributions:

		Cash Distribution per Common Unit
Production Period	Distribution Date	Public Unitholders Other Than Chesapeake	Chesapeake	Cash Distribution per Subordinated Unit(1)
June 2017 – August 2017(2)	November 30, 2017	$0.0657	$0.0657	$—
March 2017 – May 2017(3)	August 31, 2017	$0.1003	$0.1003	$—
December 2016 – February 2017	June 1, 2017	$0.1005	$0.1005	$—
September 2016 – November 2016	March 2, 2017	$0.0912	$0.0912	$—

June 2016 – August 2016	December 1, 2016	$0.0857	$0.0857	$—
March 2016 – May 2016	August 29, 2016	$0.0734	$0.0734	$—
December 2015 – February 2016	May 31, 2016	$0.0403	$0.0403	$—
September 2015 – November 2015(4)	March 1, 2016	$0.2195	$0.0369	$—

June 2015 – August 2015	November 30, 2015	$0.3232	$0.3232	$—
March 2015 – May 2015	August 31, 2015	$0.3579	$0.3579	$—
December 2014 – February 2015	June 1, 2015	$0.3899	$0.3899	$—
September 2014 – November 2014	March 2, 2015	$0.4496	$0.4496	$—
 ___________________________________________________

(1)
For the production periods from June 2013 through February 2017, the distribution per common unit was below the applicable subordination threshold, and no distribution was declared for the subordinated units. On June 30, 2017, the subordinated units automatically converted into common units on a one-for-one basis. Distributions made on common units no longer have the benefit of the subordination threshold, nor are the common units subject to the incentive threshold, and all Trust unitholders share on a pro rata basis in the Trust's distribution.

(2)
The Trust inadvertently failed to pay Chesapeake its quarterly distribution on November 30, 2017 with respect to Chesapeake's common units that converted from subordinated units on June 30, 2017. As a result, the unpaid balance as of December 31, 2017 is reflected as “Dividend Payable to Chesapeake” on the Statement of Assets, Liabilities and Trust Corpus as of December 31, 2017. The unpaid distribution was paid in full in February 2018. Distributions paid to Trust unitholders and distributions paid to Chesapeake with respect to its common units for such period were calculated pursuant to the Trust Agreement.

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS – (Continued)

(3)
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

(4)
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

7. Subsequent Events
The Trust's quarterly income available for distribution was $0.0787 per common unit for the production period from September 1, 2017 to November 30, 2017. On February 6, 2018, the Trust declared a cash distribution of $0.0787 per common unit attributable to such production period. The distribution was paid on March 2, 2018 to record unitholders as of February 20, 2018. All Trust unit holders share on a pro rata basis in the Trust's distributable income.
Distributable income attributable to production from September 1, 2017 to November 30, 2017, was calculated as follows (in thousands except for unit and per unit amounts):

Revenues:
Royalty income(1)	$3,925
Income (Expenses):
Production taxes	(243)
Trust administrative expenses(2)	(2)
Total expenses	(245)
Distributable income available to unitholders	$3,680

Distributable income per common unit (46,750,000 units)	$0.0787
 ___________________________________________________

(1)	Net of certain post-production expenses.

(2)	Including cash reserves withheld.

CHESAPEAKE GRANITE WASH TRUST
SUPPLEMENTARY INFORMATION

Quarterly Financial Data (unaudited)
The following is a summary of royalty income and distributable income by quarter for 2017 and 2016:

	Year Ended December 31, 2017
	Q1	Q2	Q3	Q4	2017
	($ in thousands, except per unit data)
Royalty income	$3,773	$4,533	$3,939	$3,420	$15,665
Distributable income	$3,197	$3,523	$3,518	$3,073	$13,311
Distributable income per common unit	$0.0912	$0.1005	$0.1003	$0.0657	$0.3577
Distributable income per subordinated unit(1)	$—	$—	$—	$—	$—

(1)
On June 30, 2017, the subordinated units automatically converted into common units on a one-for-one basis. Distributions made on common units no longer have the benefit of the subordination threshold, nor are the common units subject to the incentive threshold, and all Trust unitholders share on a pro rata basis in the Trust's distribution.

	Year Ended December 31, 2016
	Q1	Q2	Q3	Q4	2016
	($ in thousands, except per unit data)
Royalty income	$4,079	$2,354	$2,608	$3,390	$12,431
Distributable income	$5,493	$1,412	$2,574	$3,006	$12,485
Distributable income per common unit(1)	$0.1567	$0.0403	$0.0734	$0.0857	$0.3561
Distributable income per subordinated unit	$—	$—	$—	$—	$—

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

Supplemental Disclosures About Oil, Natural Gas and NGL Producing Activities (unaudited)
Net Capitalized Costs. Capitalized costs related to the Trust's oil, natural gas and NGL producing activities are summarized as follows:

	December 31,
	2017	2016
	($ in thousands)
Oil and natural gas properties:
Proved	$487,793	$487,793
Unproved	—	—
Total	487,793	487,793
Less accumulated amortization	(461,488)	(457,070)
Net capitalized costs	$26,305	$30,723
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

CHESAPEAKE GRANITE WASH TRUST
SUPPLEMENTARY INFORMATION – (Continued)

Results of Operations from Oil, Natural Gas and NGL Producing Activities. Chesapeake's results of operations from oil, natural gas and NGL producing activities for the Trust's interest are presented below for the years ended December 31, 2017, 2016 and 2015. The following table includes revenues and expenses associated directly with the Trust's oil and natural gas producing activities. Production expenses and production taxes are deducted by Chesapeake prior to remittance of royalty income to the Trust. The following calculation does not include any interest income or general and administrative costs and, therefore, is not necessarily indicative of distributable income:

	Years Ended December 31,
	2017	2016	2015
	($ in thousands)
Sales of oil, natural gas and NGL	$15,665	$12,431	$36,377
Production taxes	(669)	(449)	(681)
Amortization of investment in royalty interests	(4,419)	(6,802)	(22,536)
Impairment of investment in royalty interests	—	(22,609)	(154,206)
Results of operations from oil, natural gas and NGL producing activities	$10,577	$(17,429)	$(141,046)
The following oil, natural gas and NGL information was prepared on an accrual basis, which is the basis upon which Chesapeake maintains its records and is different from the modified cash basis on which the Trust financial statements are prepared. A reconciliation of information presented on the modified cash basis to the accrual basis for the year ended December 31, 2017 is as follows:

		For the Period Ended
Year Ended December 31, 2017	Modified Cash Basis(1)	September 1, 2016 to December 31, 2016	September 1, 2017 to December 31, 2017	Accrual Basis(2)

Production Data:
Oil (mbbl)	134	(47)	31	118
Natural Gas (mmcf)	3,296	(1,189)	903	3,010
NGL (mbbl)	332	(108)	92	316
Total (mboe)	1,015	(353)	274	936

Royalty income (in thousands)	$15,665	$(18,146)	$17,304	$14,823
Production taxes (in thousands)	(669)	228	(437)	(878)
	$14,996	$(17,918)	$16,867	$13,945
 ___________________________________________________

(1)
Oil, natural gas and NGL volumes attributable to the Royalty Interests and related revenues and expenses included in Chesapeake's 2016 net revenue distributions to the Trust. Represents oil, natural gas and NGL production from September 1, 2016 to August 31, 2017.

(2)
Oil, natural gas and NGL volumes attributable to the Royalty Interests and related revenues and expenses, presented on an accrual basis, from January 1, 2017 through December 31, 2017, a portion of which will be reflected on the modified cash basis in distributable income in subsequent quarters.

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

CHESAPEAKE GRANITE WASH TRUST
SUPPLEMENTARY INFORMATION – (Continued)

Estimated Oil, Natural Gas and NGL Reserve Quantities. The Trust's independent petroleum engineering firm, Software Integrated Solutions, Division of Schlumberger Technology Corporation, estimated all of the proved reserves as of December 31, 2017 for the Royalty Interests. The qualifications of the technical person at Software Integrated Solutions primarily responsible for overseeing the firm's preparation of the Trust's reserve estimates are set forth below.

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

CHESAPEAKE GRANITE WASH TRUST
SUPPLEMENTARY INFORMATION – (Continued)

Presented below is a summary of changes in estimated reserves of the Royalty Interests for 2017, 2016 and 2015.

	December 31, 2017
	Oil	Gas	NGL	Total
	(mbbl)	(mmcf)	(mbbl)	(mboe)
Proved reserves, beginning of period	686	23,296	2,033	6,601
Extensions, discoveries and other additions	—	—	—	—
Revisions of previous estimates, price(1)	58	1,860	166	533
Revisions of previous estimates, other(2)	(22)	(2,489)	175	(260)
Production	(118)	(3,010)	(316)	(936)
Proved reserves, end of period	604	19,657	2,058	5,938

Proved developed reserves:
Beginning of period	686	23,296	2,033	6,601
End of period	604	19,657	2,058	5,938

Proved undeveloped reserves:
Beginning of period	—	—	—	—
End of period	—	—	—	—

	December 31, 2016
	Oil	Gas	NGL	Total
	(mbbl)	(mmcf)	(mbbl)	(mboe)
Proved reserves, beginning of period	896	32,237	3,233	9,502
Extensions, discoveries and other additions	—	—	—	—
Revisions of previous estimates, price(3)	(29)	(920)	(95)	(277)
Revisions of previous estimates, other(4)	(20)	(4,160)	(754)	(1,469)
Production	(161)	(3,861)	(351)	(1,155)
Proved reserves, end of period	686	23,296	2,033	6,601

Proved developed reserves:
Beginning of period	840	30,004	3,039	8,880
End of period	686	23,296	2,033	6,601

Proved undeveloped reserves:
Beginning of period	56	2,233	194	622
End of period	—	—	—	—

CHESAPEAKE GRANITE WASH TRUST
SUPPLEMENTARY INFORMATION – (Continued)

	December 31, 2015
	Oil	Gas	NGL	Total
	(mbbl)	(mmcf)	(mbbl)	(mboe)
Proved reserves, beginning of period	1,468	45,510	4,870	13,923
Extensions, discoveries and other additions(5)	132	3,646	316	1,056
Revisions of previous estimates, price(6)	(113)	(3,301)	(358)	(1,022)
Revisions of previous estimates, other(7)	(357)	(8,011)	(1,146)	(2,837)
Production	(234)	(5,607)	(449)	(1,618)
Proved reserves, end of period	896	32,237	3,233	9,502

Proved developed reserves:
Beginning of period	1,076	36,135	3,874	10,972
End of period	840	30,004	3,039	8,880

Proved undeveloped reserves:
Beginning of period	392	9,375	996	2,951
End of period	56	2,233	194	622
___________________________________________________

(1)
During 2017, the Trust recorded upward reserve revisions of 533 mboe to the December 31, 2016 estimates of reserves resulting from changes to oil and natural gas prices. Before basis differential adjustments, oil and natural gas prices used in estimating proved reserves increased as of December 31, 2017 compared to December 31, 2016 using the trailing 12-month average prices required by the SEC. Oil prices increased by $8.59 per bbl, or 20%, to $51.34 per bbl from $42.75 per bbl. Natural gas prices increased $0.49 per mcf, or 20%, to $2.98 per mcf from $2.49 per mcf.

(2)
During 2017, the Trust recorded downward reserve revisions of 260 mboe to the December 31, 2016 estimates of reserves resulting from changes to previous estimates. These non-price related revisions were primarily attributable to lower production in forecasts.

(3)
During 2016, the Trust recorded downward reserve revisions of 277 mboe to the December 31, 2015 estimates of reserves resulting from changes to oil and natural gas prices. Before basis differential adjustments, oil and natural gas prices used in estimating proved reserves decreased substantially as of December 31, 2016 compared to December 31, 2015 using the trailing 12-month average prices required by the SEC. Oil prices decreased by $7.53 per bbl, or 15%, to $42.75 per bbl from $50.28 per bbl. Natural gas prices decreased $0.09 per mcf, or 3%, to $2.49 per mcf from $2.58 per mcf.

(4)
During 2016, the Trust recorded downward reserve revisions of 1,469 mboe to the December 31, 2015 estimates of reserves resulting from changes to previous estimates. These non-price related revisions were primarily attributable to shut-in wells and lower production in forecasts.

(5)
During 2015, the Trust recorded 1,056 mboe of extensions, discoveries, and other additions. New PUDs were added because the drilling locations were changed, and these extensions were partially offset with the removal of PUDs shown in the revisions of previous estimates.

(6)
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

(7)
During 2015, the Trust recorded downward reserve revisions of 2,837 mboe to the December 31, 2014 estimates of reserves resulting from changes to previous estimates. These non-price related revisions were primarily due to the removal of PUDs that are not part of Chesapeake's drilling plan within the AMI. As a result of substantially

CHESAPEAKE GRANITE WASH TRUST
SUPPLEMENTARY INFORMATION – (Continued)

lower oil and natural gas prices, Chesapeake reduced its operated rig count in the AMI in February 2015 from two rigs to one rig to slow the pace of its drilling program.

Presented below is a summary of the adjustment to the estimated reserves attributable to the Royalty Interests to adjust the reserves to the balance attributable to the Trust under the modified cash basis of accounting as of December 31, 2017, 2016 and 2015. As of December 31, 2017, 2016 and 2015 the Trust had not received royalty income associated with the production sold from each of the production periods from September 1 – December 31, 2017, September 1 – December 31, 2016 and September 1 – December 31, 2015, respectively.

	December 31, 2017
	Oil	Gas	NGL	Total
	(mbbl)	(mmcf)	(mbbl)	(mboe)
Proved reserves, accrual basis	604	19,657	2,058	5,938
Production September 1 – December 31, 2017	31	903	92	274
Adjusted Proved reserves, on a modified cash basis	635	20,560	2,150	6,212

	December 31, 2016
	Oil	Gas	NGL	Total
	(mbbl)	(mmcf)	(mbbl)	(mboe)
Proved reserves, accrual basis	686	23,296	2,033	6,601
Production September 1 – December 31, 2016	47	1,189	108	353
Adjusted Proved reserves, on a modified cash basis	733	24,485	2,141	6,954

	December 31, 2015
	Oil	Gas	NGL	Total
	(mbbl)	(mmcf)	(mbbl)	(mboe)
Proved reserves, accrual basis	896	32,237	3,233	9,502
Production September 1 – December 31, 2015	58	1,634	127	458
Adjusted Proved reserves, on a modified cash basis	954	33,871	3,360	9,960
Standardized Measure of Discounted Future Net Cash Flows. Accounting Standards Topic 932 prescribes guidelines for computing a standardized measure of future net cash flows and changes therein relating to estimated proved reserves. Chesapeake has advised the Trustee that Chesapeake followed these guidelines, which are briefly discussed below.
Future cash inflows and future production costs as of December 31, 2017, 2016 and 2015 were determined by applying the trailing average of the first-day-of-the-month prices for the 12 months of the year and year-end costs to the estimated quantities of oil, natural gas and NGL to be produced. Actual future prices and costs may be materially higher or lower than the 12-month average prices and year-end costs used. For each year, estimates are made of quantities of proved reserves and the future periods during which they are expected to be produced based on continuation of the economic conditions applied for that year. The resulting future net cash flows are reduced to present value amounts by applying a 10% annual discount factor.
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

CHESAPEAKE GRANITE WASH TRUST
SUPPLEMENTARY INFORMATION – (Continued)

The following summary sets forth our future net cash flows relating to proved oil, natural gas and NGL reserves based on the standardized measure:

	Years Ended December 31,
	2017		2016		2015
	($ in thousands)
Future cash inflows	$82,305	(1)	$61,647	(2)	$103,610	(3)
Future production costs(4)	(5,923)		(4,261)		(6,435)
Future development costs(5)	—		—		—
Future income tax provisions(6)	—		—		—
Future net cash flows	76,382		57,386		97,175
Less effect of a 10% discount factor	(31,765)		(22,901)		(37,052)
Standardized measure of discounted future net cash flows	$44,617		$34,485		$60,123
___________________________________________________

(1)
Calculated using prices of $2.98 per mcf of natural gas and $51.34 per bbl of oil and NGL, before field differentials. Including the effect of price differential adjustments, the prices used in computing the reserves attributable to the Royalty Interests as of December 31, 2017 were $0.39 per mcf of natural gas, $46.64 per barrel of oil and $22.61 per barrel of NGL.

(2)
Calculated using prices of $2.49 per mcf of natural gas and $42.75 per bbl of oil and NGL, before field differentials. Including the effect of price differential adjustments, the prices used in computing the reserves attributable to the Royalty Interests as of December 31, 2016 were $0.15 per mcf of natural gas, $36.02 per barrel of oil and $16.42 per barrel of NGL.

(3)
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

Changes in Standardized Measure of Discounted Future Net Cash Flows. The following schedule reconciles the changes for the years ended December 31, 2017, 2016 and 2015 in the standardized measure of discounted future net cash flows relating to proved reserves:

	Years Ended December 31,
	2017	2016	2015
	($ in thousands)
Standardized measure, beginning of period	$34,485	$60,123	$236,875
Sales of oil and gas produced, net of production costs	(13,945)	(12,681)	(34,829)
Net changes in prices and production costs	17,645	(6,980)	(136,229)
Extensions and discoveries, net of production and development costs	—	—	8,754
Revision of previous quantity estimates	2,108	(9,393)	(23,887)
Accretion of discount	3,449	6,012	23,687
Production timing and other	875	(2,596)	(14,248)
Standardized measure, end of period	$44,617	$34,485	$60,123

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.

ITEM 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
The Trust’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are designed to ensure that the information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Trust is accumulated and communicated by Chesapeake to The Bank of New York Mellon Trust Company, N.A., as the Trustee of the Trust, and its employees who participate in the preparation of the Trust’s periodic reports as appropriate to allow timely decisions regarding required disclosure.
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
The Vice President of the Trustee has evaluated the effectiveness of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this Annual Report. Based on her evaluation, as of December 31, 2017, she has concluded that the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.
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
As of December 31, 2017, the Trustee assessed the effectiveness of the Trust's internal control over financial reporting based on the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2017 based on those criteria.
Remediation of Prior Material Weakness.
As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, the Trustee previously identified a material weakness related to the valuation of proved oil and natural gas properties and the accuracy of impairment of oil and natural gas properties. Specifically, the review of the initial configuration of a newly implemented tool used to calculate basis price differentials did not detect an error in the calculation formula and the manual interface control that compared the data used in the tool to the general ledger was not designed at an appropriately disaggregated level.

The Trust has taken the necessary steps to enhance the underlying control activities, which now include restricted access within the tool to maintain and control changes to the formulaic calculations, a manual interface control to validate that the automated interface configuration and calculation formulas are accurate, and a manual recalculation of the basis price differentials.
Based on the results of the Trust’s evaluation, the Trustee has concluded that the controls are designed and operating effectively as of December 31, 2017 and, therefore, the previously disclosed material weakness has been remediated.
Changes in Internal Control over Financial Reporting.
Except as set forth above, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the holders of more than 10 percent of the Trust units to file with the SEC reports regarding their ownership and changes in ownership of the Trust units. The Trustee is not aware of any 10 percent unitholder having failed to comply with all Section 16(a) filing requirements in 2017. In making these statements, the Trustee has relied upon examination of the copies of documents, to the extent there were any, provided to the Trust.

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

During the year ended December 31, 2017, the Trustee received an administrative fee of $178,675 from the Trust and during the years ended December 31, 2016 and 2015, the Trustee received an administrative fee of $175,000 from the Trust. The Trust does not have any executive officers, directors or employees. Because the Trust does not have a board of directors, it does not have a compensation committee.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

(a) Security Ownership of Certain Beneficial Owners

Based on filings with the SEC, the Trustee is not aware of any holders of 5% or more of the units except as set forth below. The following information has been obtained from filings with the SEC on Schedule 13D.

Beneficial Owner	Trust Units Beneficially Owned	Percent of Class
Chesapeake Energy Corporation(1)	23,750,000 Common Units	50.8%
________________________________________________

(1)
Chesapeake Energy Corporation, located at 6100 North Western Avenue, Oklahoma City, Oklahoma 73118, is the ultimate parent company of Chesapeake Exploration, L.L.C., which is the owner of the common units reported in the table above. Chesapeake may be deemed to beneficially own the common units owned by Chesapeake Exploration, L.L.C. Chesapeake has an investment committee consisting of Robert D. ("Doug") Lawler, Domenic J. ("Nick") Dell'Osso, Jr. and Sarika Jewell that exercises voting and investment control with respect to Chesapeake's common units.

(b) Security Ownership of Management

Not Applicable

(c) Changes in Control

The registrant knows of no arrangement, including any pledge by any person of securities of the registrant or its parent, the operation of which may at a subsequent date result in a change of control of the registrant.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

Under the terms of the Trust agreement, the Trust pays an annual administrative fee to the Trustee of $175,000 (which may be adjusted beginning on January 1, 2015), paid in four quarterly installments of $43,750 each and is billed in arrears. As of December 31, 2017, a 2.1% inflation adjustment had been made for the 2017 calendar year. As the Trust uses the modified cash basis of accounting, general and administrative expenses in the Trust's statements of distributable income for the year ended December 31, 2017 include $178,675 for administrative fees paid to the Trustee and for the years ended December 31, 2016 and 2015 include $175,000 for administrative fees paid to the Trustee.

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

ITEM 14.	Principal Accountant Fees and Services

Estimated fees for services performed by PricewaterhouseCoopers L.L.P. for the years ended December 31, 2017 and 2016, are as follows:

	Years Ended December 31,
	2017	2016
Audit Fees(1)	$310,000	$227,000
Audit-Related Fees	—	—
Tax Fees	353,021	363,758
Total	$663,021	$590,758
 _____________________________________________________________________

(1)	Fees for audit services in 2017 and 2016 include fees for the reviews of the Trust's quarterly financial statements.

As a modified cash basis entity, the Trust expenses these fees when paid.

As referenced in Item 10, Directors, Executive Officers and Corporate Governance, above, the Trust has no audit committee, and as a result, has no audit committee pre-approval policy with respect to fees paid to PricewaterhouseCoopers L.L.P.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules
____________________________________________

(a)	The following financial statements, financial statement schedules and exhibits are filed as a part of this report:

1.	Financial Statements. Chesapeake Granite Wash Trust's financial statements are included in Item 8 of Part II of this report.

2.	Financial Statement Schedules. No financial statement schedules are applicable or required.

3.	Exhibits. The exhibits listed below in the Index of Exhibits are filed, furnished or incorporated by reference pursuant to the requirements of Item 601 of Regulation S-K.

INDEX OF EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith or Furnished

3.1	Certificate of Trust of Chesapeake Granite Wash Trust.	S-1	333-175395	3.1	7/7/2011
3.2	Amended and Restated Trust Agreement, dated as of November 16, 2011, by and among Chesapeake Energy Corporation, Chesapeake Exploration, L.L.C., The Bank of New York Mellon Trust Company, N.A., as Trustee, and The Corporation Trust Company, as Delaware Trustee.	8-K	001-35343	3.1	11/21/2011
10.1	Perpetual Overriding Royalty Interest Conveyance (PDP), dated as of November 16, 2011, by and between Chesapeake Exploration, L.L.C. and Chesapeake Granite Wash Trust.	8-K	001-35343	10.1	11/21/2011
10.2	Perpetual Overriding Royalty Interest Conveyance (PUD), dated as of November 16, 2011, by and between Chesapeake Exploration, L.L.C. and Chesapeake Granite Wash Trust.	8-K	001-35343	10.2	11/21/2011
10.3	Term Overriding Royalty Interest Conveyance (PDP), dated as of November 16, 2011, by and between Chesapeake Exploration, L.L.C. and Chesapeake E&P Holding Corporation.	8-K	001-35343	10.3	11/21/2011
10.4	Term Overriding Royalty Interest Conveyance (PUD), dated as of November 16, 2011, by and between Chesapeake Exploration, L.L.C. and Chesapeake E&P Holding Corporation.	8-K	001-35343	10.4	11/21/2011
10.5	Assignment of Term Overriding Royalty Interests, dated as of November 16, 2011, by and between Chesapeake E&P Holding Corporation and Chesapeake Granite Wash Trust.	8-K	001-35343	10.5	11/21/2011

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith or Furnished

10.6	Administrative Services Agreement, dated as of November 16, 2011, by and between Chesapeake Energy Corporation and Chesapeake Granite Wash Trust.	8-K	001-35343	10.6	11/21/2011
10.7	Development Agreement, dated as of November 16, 2011, by and among Chesapeake Energy Corporation, Chesapeake Exploration, L.L.C. and Chesapeake Granite Wash Trust.	8-K	001-35343	10.7	11/21/2011
10.8	Registration Rights Agreement, dated as of November 16, 2011, by and among Chesapeake Energy Corporation, Chesapeake Exploration, L.L.C. and Chesapeake Granite Wash Trust.	8-K	001-35343	10.9	11/21/2011
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Trustee's Vice President.					X
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Trustee's Vice President					X
99.1	Report of Software Integrated Solutions, Division of Schlumberger Technology Corporation.					X

ITEM 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: March 21, 2018

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