Form 10-Q
period 2018-09-30
CHESAPEAKE GRANITE WASH TRUST
filed 2018-11-02
CIK 1524769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X]    Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2018
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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]	Emerging growth company [ ]

If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [X]
As of November 1, 2018, 46,750,000 common units representing beneficial interests in Chesapeake Granite Wash Trust were outstanding.

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

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Quarterly Report”) includes “forward-looking statements” about the Trust and Chesapeake and other matters discussed herein that are subject to risks and uncertainties that are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact included in this document, including, without limitation, statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I and elsewhere herein regarding the proved oil, natural gas and natural gas liquids ("NGL") reserves associated with the properties underlying the Royalty Interests, the Trust’s or Chesapeake’s future financial position, business strategy, budgets, projected costs and plans and objectives for future operations, information regarding target distributions, statements pertaining to future development activities and costs and information regarding production and reserve growth, are forward-looking statements. Actual outcomes and results may differ materially from those projected. Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “seek,” “plan,” “goal,” “assume,” “target,” “should,” “intend,” “ability,” “will,” “would,” “forecast” or other words that convey the uncertainty of future events or outcomes. These statements are based on certain assumptions made by the Trust, and by Chesapeake, in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform with such expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Item 1A of Part I of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2017 (the "2017 Form 10-K") and those set forth from time to time in the Trust’s filings with the United States Securities and Exchange Commission (the "SEC"), which could affect the future results of the energy industry in general, and the Trust and Chesapeake in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, may not have the expected consequences to or effects on Chesapeake’s business and the Trust. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. These factors should not be construed as exhaustive, and there may also be other risks that we are unable to predict at this time. The Trustee relies on Chesapeake for information regarding the Royalty Interests, the Underlying Properties (as defined below) and Chesapeake itself. The Trust undertakes no obligation to publicly update or revise any forward-looking statements and expressly disclaims any obligation to do so, except as required by applicable law.

Table of Contents

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (Unaudited)

	September 30, 2018	December 31, 2017

	($ in thousands)
ASSETS:
Cash and cash equivalents	$1,293	$2,067

Investment in Royalty Interests	487,793	487,793
Less: accumulated amortization and impairment	(463,913)	(461,488)
Net Investment in Royalty Interests	23,880	26,305
Total assets	$25,173	$28,372
LIABILITIES AND TRUST CORPUS:
Dividend payable to Chesapeake	$—	$768
Total liabilities	—	768
Trust Corpus; 46,750,000 common units issued and outstanding at September 30, 2018 and December 31, 2017	25,173	27,604
Total liabilities and Trust corpus	$25,173	$28,372

The accompanying notes are an integral part of these financial statements.

CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF DISTRIBUTABLE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	($ in thousands, except unit and per unit data)
REVENUES:
Royalty income	$3,171	$3,939	$10,458	$12,245
EXPENSES:
Production taxes	(212)	(185)	(663)	(556)
Trust administrative expenses	(34)	(236)	(997)	(1,451)
Total expenses	(246)	(421)	(1,660)	(2,007)
Distributable income available to unitholders	$2,925	$3,518	$8,798	$10,238

Distributable income per common unit (46,750,000 common units at September 30, 2018 and September 30, 2017)	$0.0626	$0.1003	$0.1882	$0.2920
Distributable income per subordinated unit (no subordinated units outstanding at September 30, 2018 and September 30, 2017)	$—	$—	$—	$—

CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)

	Nine Months Ended September 30,
	2018	2017
	($ in thousands)
TRUST CORPUS: Beginning of period	$27,604	$31,938
Cash reserve surplus (deficit)	(7)	144
Amortization of Investment in Royalty Interests	(2,424)	(3,421)
Distributable income	8,798	10,238
Distributions paid to unitholders	(8,798)	(10,238)
TRUST CORPUS: End of period	$25,173	$28,661

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
The Trust was created to own royalty interests (the “Royalty Interests”) for the benefit of Trust unitholders pursuant to a trust agreement dated as of June 29, 2011, and subsequently amended and restated as of November 16, 2011, by and among Chesapeake, Chesapeake Exploration, L.L.C., a wholly owned subsidiary of Chesapeake and the Trustees (the “Trust Agreement”). The Royalty Interests are derived from Chesapeake’s interests in specified oil and natural gas properties located within an area of mutual interest (the "AMI") in the Colony Granite Wash play in Washita County in the Anadarko Basin of western Oklahoma (the “Underlying Properties”). Chesapeake conveyed the Royalty Interests to the Trust from (a) Chesapeake’s interests in 69 existing horizontal wells (the “Producing Wells”), and (b) Chesapeake’s interests in 118 horizontal development wells (the “Development Wells”), which Chesapeake was obligated to drill, cause to be drilled or participate as a non-operator in the drilling of, from drill sites in the AMI, on or prior to June 30, 2016. As of June 30, 2016, Chesapeake fulfilled its drilling obligation under the development agreement. Chesapeake retained an interest in each of the Producing Wells and Development Wells, and currently operates 96% of the Producing Wells and the completed Development Wells.
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

2.	Basis of Presentation and Significant Accounting Policies
Basis of Accounting.  The accompanying Statement of Assets, Liabilities and Trust Corpus as of December 31, 2017 and the unaudited interim financial statements of the Trust as of and for the three and nine months ended September 30, 2018 and 2017 have been presented in accordance with the rules and regulations of the SEC and include all adjustments which are, in the opinion of the Trustee, necessary to fairly state the Trust's financial position and results of operations for the periods presented. The accompanying unaudited interim financial statements should be read in conjunction with the December 31, 2017 audited financial statements and notes of the Trust, included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2017. These financial statements have been prepared in accordance with the SEC instructions to Form 10-Q and, therefore, do not include all disclosures required for financial statements prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP").
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
Risks and Uncertainties.  The Trust’s revenue and distributions are substantially dependent upon the prevailing and future prices for oil, natural gas and NGL, each of which depends on numerous factors beyond the Trust’s control such as economic conditions, regulatory developments and competition from other energy sources. Oil, natural gas and NGL prices historically have been volatile, and may be subject to significant fluctuations in the future. The Trust does not have the ability to enter into derivative contracts to mitigate the effect of this price volatility.
The Trust's revenues and distributable income available to unitholders have been adversely affected throughout 2017 and to date in 2018 due to natural declines in production. Because of these declines, the Trust expects production to decline further and expects distributable income to continue to be adversely affected. On November 2, 2018, the Trust declared a cash distribution of $0.0534 per common unit (the "November 2018 Distribution"), consisting of proceeds attributable to production from June 1, 2018 to August 31, 2018. The distribution will be paid on November 29, 2018 to common unitholders of record as of November 19, 2018. See Note 5 for information regarding prior distributions paid and Note 6 for information on the November 2018 Distribution. On June 30, 2017, the subordinated units automatically converted into common units on a one-for-one basis. Distributions on common units no longer have the benefit of the subordination threshold, nor are the common units subject to the incentive threshold, and all Trust unitholders share on a pro rata basis in the Trust’s distributions.

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Chesapeake's ability to perform its obligations to the Trust depend on its future results of operations, financial condition and liquidity, which in turn depend upon the supply and demand for oil, natural gas and NGL, prevailing economic conditions, and financial, business and other factors, many of which are beyond Chesapeake's control.
In the event of a bankruptcy of Chesapeake or the wholly owned subsidiaries of Chesapeake that conveyed the Royalty Interests to the Trust, the Trust could lose the value of all of the Royalty Interests if a bankruptcy court were to hold that the Royalty Interests constitute an asset of the bankruptcy estate. Chesapeake could also be unable to provide support to the Trust through loans and performance of its management duties as a result of such bankruptcy proceedings.
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
On a quarterly basis, the Trust evaluates the carrying value of the Investment in Royalty Interests under the full cost accounting rules of the SEC. This quarterly review is referred to as a ceiling test. Under the ceiling test, the carrying value of the Investment in Royalty Interests may not exceed an amount equal to the sum of the present value (using a 10% discount rate) of the estimated future net revenues from proved reserves. In the three and nine months ended September 30, 2018 and 2017, the Trust recognized no impairments of the Royalty Interests.
Fair Value of Other Financial Instruments. The estimated fair value of financial instruments is made in accordance with accounting guidance for financial instruments. The carrying values of financial instruments comprising cash and cash equivalents approximate fair values due to the maturities of these instruments.
Loan Commitment.  Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including available cash reserves, if any) is not sufficient to pay the Trust’s ordinary course expenses as they become due, Chesapeake will loan funds to the Trust necessary to pay such expenses. Such loans will be recorded as a liability on the Statements of Assets, Liabilities and Trust Corpus until repaid. A loan neither increases nor decreases distributions to unitholders; however, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount and unless Chesapeake otherwise agrees) until the loan is repaid. There were no loans outstanding as of September 30, 2018 or December 31, 2017.
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
Loan Commitment. Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including available cash reserves, if any) is not sufficient to pay the Trust’s ordinary course expenses as they become due, Chesapeake will loan funds to the Trust necessary to pay such expenses. Any funds loaned by Chesapeake pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness for borrowed money of the Trust. If Chesapeake loans funds pursuant to this commitment, unless Chesapeake agrees otherwise, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. There were no loans outstanding as of September 30, 2018 or December 31, 2017.

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)

5.	Distributions to Unitholders
The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s expenses, approximately 60 days following the completion of each quarter through (and including) the quarter ending June 30, 2031.
For the nine months ended September 30, 2018 and 2017, the Trust declared and paid the following cash distributions:

Production Period	Distribution Date	Cash Distribution per Common Unit	Cash Distribution per Subordinated Unit(a)
March 2018 - May 2018	August 30, 2018	$0.0626	$—
December 2017 - February 2018	May 31, 2018	$0.0469	$—
September 2017 - November 2017	March 2, 2018	$0.0787	$—
March 2017 - May 2017(b)	August 31, 2017	$0.1003	$—
December 2016 - February 2017	June 1, 2017	$0.1005	$—
September 2016 - November 2016	March 2, 2017	$0.0912	$—

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

(b)
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

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)

6. Subsequent Events
The Trust's quarterly income available for distribution was $0.0534 per common unit for the production period from June 1, 2018 to August 31, 2018. On November 2, 2018, the Trust declared the November 2018 Distribution attributable to such production period. The distribution will be paid on November 29, 2018 to common unitholders of record as of November 19, 2018. All Trust unitholders share on a pro rata basis in the Trust's distributable income.
Distributable income attributable to production from June 1, 2018 to August 31, 2018 was calculated as follows (in thousands, except for unit and per unit amounts):

REVENUES:
Royalty income(a)	$3,046
EXPENSES:
Production taxes	(215)
Trust administrative expenses(b)	(333)
Total expenses	(548)
Distributable income available to common unitholders	$2,498

Distributable income per common unit(c)	$0.0534
___________________________________________________

(a)	Net of certain post-production expenses.

(b)	Includes cash reserves withheld.

(c)	Calculation of distributable income per common unit is based on 46,750,000 common units issued and outstanding as of November 1, 2018.

ITEM 2.	Trustee's Discussion and Analysis of Financial Condition and Results of Operations
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
Concurrent with the Trust's initial public offering in November 2011, Chesapeake conveyed the Royalty Interests to the Trust effective July 1, 2011, which included interests in (a) 69 Producing Wells in the Colony Granite Wash play and (b) 118 Development Wells that Chesapeake was obligated to drill, cause to be drilled or participate as a non-operator in the drilling of, from drill sites in the AMI, on or prior to June 30, 2016. As of June 30, 2016, Chesapeake fulfilled its drilling obligation under the development agreement. Chesapeake retained an interest in each of the Producing Wells and Development Wells, and currently operates 96% of the Producing Wells and the completed Development Wells.
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

The Trust is required to make quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s administrative expenses, on or about 60 days following the completion of each calendar quarter through (and including) the quarter ending June 30, 2031. During the nine months ended September 30, 2018, distributions were paid on each of March 2, 2018, May 31, 2018 and August 30, 2018. See Liquidity and Capital Resources below and Note 5 to the financial statements contained in Item 1 of Part I of this Quarterly Report for more information regarding such distributions.

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
Results of Trust Operations
The quarterly payments to the Trust with respect to the Royalty Interests are based on the amount of proceeds actually received by Chesapeake during the preceding calendar quarter. Proceeds from production are typically received by Chesapeake one month after production. Due to the timing of the payment of production proceeds, quarterly distributions made by Chesapeake to the Trust generally include royalties attributable to sales of oil, natural gas and NGL for three months, comprised of the first two months of the quarter just ended and the last month of the quarter prior to that one. Chesapeake is required to make the Royalty Interest payments to the Trust within 35 days after the end of each calendar quarter. During the nine months ended September 30, 2018, the Trust received payments on the Royalty Interests representing royalties attributable to proceeds from sales of oil, natural gas and NGL for September 1, 2017 to May 31, 2018.
The Trust's revenues and distributable income available to unitholders have been adversely affected throughout 2017 and to date in 2018 by a decline in production. Due to natural declines, the Trust expects production to decline further and expects distributable income to continue to be adversely affected.
The Trust's Investment in Royalty Interests are subject to a quarterly full cost ceiling test. In the three and nine months ended September 30, 2018 and 2017, the Trust recognized no impairments of the Royalty Interests. See Investment in Royalty Interests in Note 2 to the financial statements contained in Item 1 of Part I of this Quarterly Report and Trust Operations below for further discussion of impairments.

Distributable Income

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
	($ in thousands, except per unit data)
Distributable income available to unitholders	$2,925	$3,518	(17)%	$8,798	$10,238	(14)%

Distributable income per common unit(a)	$0.0626	$0.1003	(38)%	$0.1882	$0.2920	(36)%
Distributable income per subordinated unit(b)	$—	$—	—%	$—	$—	—%
 _____________________________________________________

(a)	See Notes 1 and 5 to the financial statements contained in Item 1 of Part I of this Quarterly Report.

(b)
For the three and nine months ended September 30, 2017, the Trust's calculated distributable income was below the applicable subordination threshold. As a result, no distribution was paid for the subordinated units. The subordination and incentive thresholds terminated on June 30, 2017 and are no longer applicable for any future distribution.

The $593,000 decrease in distributable income during the current quarter was primarily due to a decrease in the sales volumes of oil, natural gas and NGL in the production period from March 1, 2018 to May 31, 2018 (current production quarter) as compared to the production period from March 1, 2017 to May 31, 2017 (prior production quarter).
The $1.4 million decrease in distributable income during the current period was primarily due to a decrease in the sales volumes of oil, natural gas and NGL in the production period from September 1, 2017 to May 31, 2018 (current production period) as compared to the production period from September 1, 2016 to May 31, 2017 (prior production period). See Royalty Income below for information regarding the change in average prices received and the change in sales volumes.
Royalty Income

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
	($ in thousands, except per unit data)
Royalty income(a)	$3,171	$3,939	(19)%	$10,458	$12,245	(15)%

Estimated production from trust properties:
Oil sales volumes (MBbl)	26	34	(24)%	75	106	(29)%
Natural gas sales volumes (MMcf)	610	814	(25)%	1,892	2,533	(25)%
Natural gas liquids sales volumes (MBbl)	69	80	(14)%	217	249	(13)%
Total sales volumes (Mboe)	197	249	(21)%	607	777	(22)%

Average prices received for production(b):
Oil ($/Bbl)	$62.28	$44.16	41%	$55.49	$44.00	26%
Natural gas ($/Mcf)	$0.58	$1.21	(52)%	$0.89	$1.00	(11)%
Natural gas liquids ($/Bbl)	$17.47	$18.45	(5)%	$21.21	$20.24	5%
_____________________________________________________

(a)	Net of certain post-production expenses.

(b)	Includes the impact of certain post-production expenses but excludes production taxes.
The increase in the price received per barrel of oil equivalent (boe) in the current production quarter compared to the prior production quarter resulted in a $55,000 increase in royalty income. Such increase was offset by lower sales volumes, which decreased royalty income by $823,000, for a total decrease in royalty income of approximately

$768,000. The 52 mboe decrease in total production attributable to the Royalty Interests for the current production quarter compared to the prior production quarter is primarily due to natural declines in production from the Producing Wells and Development Wells.
The increase in the price received per boe in the current production period compared to the prior production period resulted in a $892,000 increase in royalty income. Such increase was offset by lower sales volumes, which decreased royalty income by $2.7 million, for a total decrease in royalty income of approximately $1.8 million. The 170 mboe decrease in total production attributable to the Royalty Interests for the current production period compared to the prior production period is primarily due to natural declines in production from the Producing Wells and Development Wells.
Production Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
	($ in thousands, except per unit data)
Production taxes	$212	$185	15%	$663	$556	19%

Production taxes per boe	$1.08	$0.74	46%	$1.09	$0.72	51%
Production taxes are calculated as a percentage of oil, natural gas and NGL revenues, net of any applicable tax credits. The increase in production taxes in the current quarter and current period is primarily due to an increase in oil prices.
Trust Administrative Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
	($ in thousands, except per unit data)
Trust administrative expenses(a)	$34	$236	(86)%	$997	$1,451	(31)%
 _____________________________________________________

(a)	Including cash reserves.
Trust administrative expenses primarily consist of the administrative fees paid to the Trustees and Chesapeake and costs for accounting and legal services. The decrease in expenses in the current quarter is primarily due to timing of cash advances. The decrease in expenses in the current period is primarily due to the dollar amount of cash advances requested from the Trust, which resulted in a delay in the payment of certain expenses of the Trust. Because of the fluctuations in timing of cash advance requests during the nine months ended September 30, 2018, the Trust's total cash advance was lower during such period when compared to the nine months ended September 30, 2017.

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
The Trust is required to make quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s administrative expenses, on or about 60 days following the completion of each calendar quarter through (and including) the quarter ending June 30, 2031. The 2018 third quarter distribution of $0.0626 per common unit, consisting of proceeds attributable to production from March 1, 2018 through May 31, 2018, was made on August 30, 2018 to record unitholders as of August 20, 2018.
The Trust's quarterly income available for distribution was $0.0534 per common unit consisting of proceeds attributable to production from June 1, 2018 to August 31, 2018. On November 2, 2018, the Trust declared the November 2018 Distribution, attributable to such production period. The distribution will be paid on November 29, 2018 to common unitholders of record as of November 19, 2018. All Trust unitholders share on a pro rata basis in the Trust's distributable income. Distributable income attributable to production from June 1, 2018 to August 31, 2018 was calculated as follows (in thousands, except for unit and per unit amounts):

REVENUES:
Royalty income(a)	$3,046
EXPENSES:
Production taxes	(215)
Trust administrative expenses(b)	(333)
Total expenses	(548)
Distributable income available to common unitholders	$2,498

Distributable income per common unit(c)	$0.0534
___________________________________________________

(a)	Net of certain post-production expenses.

(b)	Includes cash reserves withheld.

(c)	Calculation of distributable income per common unit is based on 46,750,000 commons units issued and outstanding as of November 1, 2018.
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
Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including cash reserves, if any) is not sufficient to pay the Trust’s ordinary course expenses as they become due, Chesapeake will loan funds to the Trust necessary to pay such expenses. Any funds loaned by Chesapeake pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business and may not be used to satisfy Trust indebtedness for borrowed money of the Trust. If Chesapeake loans funds pursuant to this commitment, unless Chesapeake agrees otherwise, no further distributions may be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. There were no loans outstanding as of September 30, 2018 or December 31, 2017.
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
The Trust is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this item.

ITEM 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
The Trust’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act are designed to ensure that the information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Trust is accumulated and communicated by Chesapeake to The Bank of New York Mellon Trust Company, N.A., as the Trustee of the Trust, and its employees who participate in the preparation of the Trust’s periodic reports as appropriate to allow timely decisions regarding required disclosures. The Vice President of the Trustee has evaluated the effectiveness of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this Quarterly Report. Based on her evaluation, as of September 30, 2018, she has concluded that the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.
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
Changes in Internal Control over Financial Reporting.
There were no changes in the Trust's internal control over financial reporting during the three months ended September 30, 2018, which materially affected, or were reasonably likely to materially affect, the Trust's internal control over financial reporting.

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
Date: November 2, 2018

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