Form 10-K
period 2018-12-31
CHESAPEAKE GRANITE WASH TRUST
filed 2019-03-22
CIK 1524769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[X]    Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2018
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [ ]
Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes [ ] No [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]	Smaller reporting company [X]	Emerging growth company [ ]

If emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period from complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [ ] No [X]

The aggregate market value of the 23,000,000 Common Units representing beneficial interests in Chesapeake Granite Wash Trust held by non-affiliates of the registrant, computed using the closing sale price of $1.60 on June 29, 2018, was approximately $36.8 million.
As of March 21, 2019, 46,750,000 Common Units representing beneficial interests in Chesapeake Granite Wash Trust were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Listed below is the only document parts of which are incorporated herein by reference and the parts of this Annual Report into which the document is incorporated:
None

CHESAPEAKE GRANITE WASH TRUST
2018 ANNUAL REPORT ON FORM 10-K

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
AMI. The area of mutual interest, or AMI, lies within Washita County in western Oklahoma and is limited to the Colony Granite Wash formation in the area identified below, consisting of approximately 40,500 gross acres (26,400 net acres) held by Chesapeake as of December 31, 2018.

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
Mcf. One thousand cubic feet.
Mmcf. One million cubic feet.
Net Acres or Net Wells. The sum of the fractional working interest owned in gross acres or gross wells, respectively.
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
Producing Well. As defined by the SEC, a producing well is a well that is found to be capable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceed production expenses and taxes. For the purposes of the Trust and as used herein, references to “Producing Wells” refer to the 69 existing horizontal wells in which Chesapeake conveyed an interest to the Trust effective as of July 1, 2011.
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
The Trustee maintains a website for filings by the Trust with the SEC. Electronic filings by the Trust with the SEC are available free of charge through the Trust's website at www.chkgranitewashtrust.com and through the SEC's website at www.sec.gov. The Trust will also provide electronic and paper copies of its recent filings free of charge upon request to the Trustee. Documents and information on the Trust's website are not incorporated by reference herein.
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
The business and affairs of the Trust are managed by the Trustee. The Trust Agreement limits the Trust's business activities generally to owning the Royalty Interests and any activity reasonably related to such ownership, including activities required or permitted by the terms of the conveyances applicable to the Royalty Interests. The royalty interests in the Producing Wells (the “PDP Royalty Interest”) entitle the Trust to receive 90% of the proceeds (exclusive of any production or development costs but after deducting certain post-production expenses and any applicable taxes) from the sales of oil, natural gas and NGL production attributable to Chesapeake's net revenue interest in the Producing Wells. The royalty interests in the Development Wells (the “Development Royalty Interest”) entitle the Trust to receive 50% of the proceeds (exclusive of any production or development costs but after deducting certain post-production expenses and any applicable taxes) from the sales of oil, natural gas and NGL production attributable to Chesapeake's net revenue interest in the Development Wells.
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
Target Distributions and Subordination and Incentive Thresholds
The Trust is required to make quarterly cash distributions of substantially all of its quarterly cash receipts, after deducting the Trust's administrative expenses and any cash reserves, on or about 60 days following the completion of each quarter through (and including) the quarter ending June 30, 2031. Quarterly distributions to Trust unitholders will generally include royalty income attributable to sales of oil, natural gas and NGL for three months, including the first two months of the quarter just ended and the last month of the quarter prior to that one. The first quarterly distribution was made on December 28, 2011 to record unitholders as of December 15, 2011.
In connection with the initial public offering of the Trust, Chesapeake established quarterly target levels of cash distributions to unitholders for the life of the Trust. These target distributions were used to calculate the subordination and incentive thresholds described in more detail below and do not represent estimates of the actual distributions that may be received by Trust unitholders. Actual cash distributions to the Trust unitholders will fluctuate quarterly based on the quantity of oil, natural gas and NGL sold from the Underlying Properties, the prices received for such sales, the timing of Chesapeake's receipt of payment for such sales, the Trust's expenses and other factors. Target distributions will decline over time as a result of the depletion of the reserves in the Underlying Properties.
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

For the year ended December 31, 2018, the Trust declared and paid the following cash distributions:

Production Period	Distribution Date	Cash Distribution per Common Unit
June 2018 – August 2018	November 29, 2018	$0.0534
March 2018 - May 2018	August 30, 2018	$0.0626
December 2017 - February 2018	May 31, 2018	$0.0469
September 2017 - November 2017	March 2, 2018	$0.0787
 ___________________________________________________
As of March 21, 2019, Chesapeake owned 23,750,000 common units, which represent 50.8% of the outstanding Trust units.
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
Unless otherwise required by the Trust Agreement, a matter may be approved or disapproved by the vote of a majority of the Trust units held by the Trust unitholders voting in person or by proxy at a meeting where there is a quorum. Accordingly, a matter may be approved even if a majority of the total outstanding Trust units does not approve it.
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
Description of the Trust Agreement. The Trust was created under Delaware law as a separate legal entity to acquire and hold the Royalty Interests for the benefit of the Trust unitholders pursuant to the Trust Agreement among Chesapeake, the Trustee and the Delaware Trustee. The Royalty Interests are passive in nature and neither the Trust nor the Trustee has any control over, or responsibility for, costs relating to the operation of the Underlying Properties. Neither Chesapeake nor other operators of the Underlying Properties have any contractual commitments to the Trust to provide additional funding for, to conduct further drilling on or to maintain their ownership interest in any of these properties other than the obligations of Chesapeake to drill the Development Wells.
The Trust Agreement provides that the Trust's business activities are generally limited to owning the Royalty Interests and any activities reasonably related thereto, including activities required or permitted by the terms of the conveyances related to the Royalty Interests. As a result, the Trust is not generally permitted to acquire other oil, natural gas and NGL properties or royalty interests. The Trust is not able to issue any additional Trust units.
Contractual Rights and Assets of the Trust. Contractual rights of the Trust include those contained in the development agreement and the administrative services agreement. The assets of the Trust consist of the Royalty Interests and any cash and temporary investments being held for the payment of expenses and liabilities and for distribution to the Trust unitholders.
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

•	causing to be prepared and distributed a Schedule K-1 for each Trust unitholder and preparing and filing tax returns on behalf of the Trust; and

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
Chesapeake's Obligation to Fund Trust Expenses in Certain Circumstances. Chesapeake has agreed that, if at any time the Trust's cash on hand (including available cash reserves) is not sufficient to pay the Trust's ordinary course expenses as they become due, Chesapeake will lend funds to the Trust necessary to pay such expenses. Any funds loaned by Chesapeake pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other accrued current liabilities arising in the ordinary course of the Trust's business, and may not be used to satisfy Trust indebtedness for borrowed money. If Chesapeake lends funds pursuant to this commitment, unless Chesapeake agrees otherwise, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. Any such loan will be on an unsecured basis, and the terms of such loan will be substantially the same as those which would be obtained in an arms' length transaction between Chesapeake and an unaffiliated third party. There were no loans outstanding as of December 31, 2018 or December 31, 2017.
Duration of the Trust; Sale of Royalty Interests. The Trust will dissolve and begin to liquidate on June 30, 2031, or earlier upon the occurrence of certain events, and will soon thereafter wind up its affairs and terminate. At the Termination Date, the Term Royalties will revert automatically to Chesapeake. Following the Termination Date, the Perpetual Royalties will be sold by the Trust and the net proceeds of the sale, as well as any remaining Trust cash reserves, will be distributed to the unitholders pro rata. Chesapeake will have a right of first refusal to purchase the Perpetual Royalties from the Trust following the Termination Date.

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
Competition and Markets
The oil and natural gas industry is highly competitive. Chesapeake competes with both major integrated and other independent oil and natural gas companies in all aspects of its business to explore, develop and operate its properties and market its production. Some of Chesapeake's competitors may have larger financial and other resources than Chesapeake. Competitive conditions may be affected by future legislation and regulations as the United States develops new energy and climate-related policies. In addition, some of Chesapeake's competitors may have a competitive advantage when responding to factors that affect demand for oil and natural gas production, such as changing prices, domestic and foreign political conditions, weather conditions, the price and availability of alternative fuels, the proximity and capacity of natural gas pipelines and other transportation facilities, and overall economic conditions. Chesapeake also faces indirect competition from alternative energy sources, including wind, solar and electric power. Chesapeake believes that its technological expertise, combined with its exploration, land, drilling and production capabilities and the experience of its management team enable it to compete effectively.
Recent volatility in oil, natural gas and NGL prices has impacted, and will continue to directly impact, Trust distributions, estimates of reserves attributable to the Trust's interest, and estimated and actual future net revenues to the Trust. In view of the many uncertainties that affect the supply and demand for oil, natural gas and NGL, neither the Trust nor Chesapeake can make reliable predictions of future supply and demand for oil, natural gas and NGL, future oil, natural gas and NGL prices or the effect of future oil, natural gas and NGL prices on the Trust.

Public Policy and Government Regulation
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
Regulation – Environment, Health and Safety
Exploration and Production, Environmental, Health and Safety, and Occupational Laws and Regulations
Chesapeake's operations are subject to federal, tribal, state, and local laws and regulations. These laws and regulations relate to matters that include, but are not limited to, the following:

•	reporting of workplace injuries and illnesses;

•	industrial hygiene monitoring;

•	worker protection and workplace safety;

•	approval or permits to drill and to conduct operations;

•	provision of financial assurances (such as bonds) covering drilling and well operations;

•	calculation and disbursement of royalty payments and production taxes;

•	seismic operations and data;

•	location, drilling, cementing and casing of wells;

•	well design and construction of pad and equipment;

•	construction and operations activities in sensitive areas, such as wetlands, coastal regions or areas that contain endangered or threatened species, their habitats, or sites of cultural significance;

•	method of completing wells;

•	hydraulic fracturing;

•	water withdrawal;

•	well production and operations, including processing and gathering systems;

•	emergency response, contingency plans and spill prevention plans;

•	air emissions and fluid discharges;

•	climate change;

•	use, transportation, storage and disposal of fluids and materials incidental to oil and gas operations;

•	surface usage, maintenance, monitoring and the restoration of properties associated with well pads, pipelines, impoundments and access roads;

•	plugging and abandoning of wells; and

•	transportation of production.
Failure to comply with these laws and regulations can lead to the imposition of remedial liabilities, fines, or criminal penalties or to injunctions limiting Chesapeake's operations in affected areas. Moreover, multiple environmental laws provide for citizen suits that allow environmental organizations to act in the place of the government and sue operators for alleged violations of environmental law. Chesapeake considers the costs of environmental protection and of safety and health compliance to be necessary, manageable parts of its business. Chesapeake has been able to plan for and comply with environmental, safety and health laws and regulations without materially altering its operating strategy or incurring significant unreimbursed expenditures. However, based on regulatory trends and increasingly stringent laws, Chesapeake's capital expenditures and operating expenses related to compliance with the protection of the environment, safety and health have increased over the years and may continue to increase. Chesapeake cannot predict with any reasonable degree of certainty its future exposure concerning such matters. See the Risk Factors described in Item 1A of this report for further discussion of governmental regulation and ongoing regulatory changes, including with respect to environmental matters,
Chesapeake's operations are also subject to conservation regulations, including the regulation of the size of drilling and spacing units or proration units, the number of wells that may be drilled in a unit, the rate of production allowable from oil and gas wells, and the unitization or pooling of oil and gas properties. In the United States, some states allow the forced pooling or integration of tracts to facilitate exploration. Other states rely on voluntary pooling of lands and leases which may make it more difficult to develop oil and gas properties. In addition, federal and state conservation laws generally limit the venting or flaring of natural gas, and state conservation laws impose certain requirements regarding the ratable purchase of production. These regulations limit the amounts of oil and gas Chesapeake can produce from its wells and the number of wells or the locations at which it can drill.
Regulatory proposals in some states and local communities have been initiated to require or make more stringent the permitting and compliance requirements for hydraulic fracturing operations. Federal and state agencies have continued to assess the potential impacts of hydraulic fracturing, which could spur further action toward federal, state and/or local legislation and regulation. Further restrictions of hydraulic fracturing could reduce the amount of oil, natural gas and NGL that Chesapeake is ultimately able to produce in commercial quantities from its properties.
Certain of Chesapeake's U.S. natural gas and oil leases are granted or approved by the federal government and administered by the Bureau of Land Management (BLM) or Bureau of Indian Affairs (BIA) of the Department of the Interior. Such leases require compliance with detailed federal regulations and orders that regulate, among other matters, drilling and operations on lands covered by these leases and calculation and disbursement of royalty payments to the federal government, tribes or tribal members. The federal government has been particularly active in recent years in evaluating and, in some cases, promulgating new rules and regulations regarding competitive lease bidding, venting and flaring, oil and gas measurement and royalty payment obligations for production from federal lands. In addition, permitting activities on federal lands are subject to frequent delays.
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
As a passive entity, the Trust does not maintain insurance policies for the Underlying Properties. Chesapeake maintains a control of well insurance policy with a $50 million single well limit and a $100 million multiple wells limit that insures against certain sudden and accidental risks associated with drilling, completing and operating its wells. There is no assurance that this insurance will be adequate to cover all losses or exposure to liability. Chesapeake also carries a $250 million comprehensive general liability umbrella insurance policy and a $75 million pollution liability insurance policy. Chesapeake provides workers' compensation insurance coverage to employees in all states in which it operates. While Chesapeake has informed us that it believes these policies are customary in the industry, they do not provide complete coverage against all operating risks and policy limits scale to Chesapeake's working interest percentage in certain situations. In addition, Chesapeake's insurance does not cover penalties or fines that may be assessed by a governmental authority. A loss not fully covered by insurance could have a material adverse effect on Chesapeake's financial position, results of operations and cash flows. Chesapeake's insurance coverage may not be sufficient to cover every claim made against Chesapeake or may not be commercially available for purchase in the future.
The Underlying Properties and the Royalty Interests
Overview. The Underlying Properties consist of working interests owned by Chesapeake located in the Colony Granite Wash play in Washita County in western Oklahoma arising from leases and farmout agreements related to properties from which the Royalty Interests were conveyed. The AMI consists of approximately 40,500 gross acres (26,400 net acres). As of December 31, 2018 and 2017, the total reserves estimated to be attributable to the Trust were 5,075 mboe (57% natural gas by volume) and 5,938 mboe (55% natural gas by volume), respectively. These amounts include 5,075 mboe of proved developed reserves and no proved undeveloped reserves as of December 31, 2018 and 5,938 mboe of proved developed reserves and no proved undeveloped reserves as of December 31, 2017. The decrease in estimated total reserves attributable to the Trust of 893 mboe is primarily attributable to 2018 production, partially offset by higher oil and gas prices. See Risk Factors – Actual reserves and future production may be less than current estimates, which could reduce cash distributions by the Trust and the value of the Trust units in Item 1A and Risks and Uncertainties in Note 2 to the financial statements contained in Part II, Item 8 of this Annual Report for further discussion of the decrease in reserves.
The Colony Granite Wash is a subset of the greater granite wash plays of the Anadarko Basin. The Colony Granite Wash is located at the eastern end of a series of Des Moines-age granite wash fields that extend along the southern flank of the Anadarko Basin, approximately 60 miles into the Texas Panhandle. These granite wash fields were generally deposited as deep-water turbidites that result in relatively low risk, laterally extensive reservoirs. The productive members of the Colony Granite Wash are encountered between approximately 11,500 and 13,000 feet and lie stratigraphically between the top of the Des Moines formation (or top of Colony Granite Wash 'A') and the top of the Prue formation (or base of Colony Granite Wash 'C'). The individual productive members within the Colony Granite Wash may reach 200 feet or more in gross interval thickness and the targeted porosity zones within these individual members are generally 20 to 75 feet thick. The Colony Granite Wash is primarily a natural gas and natural gas condensate reservoir based on reserve volumes. However, in the Colony Granite Wash, oil and NGL production currently generate more revenue than natural gas production due to higher relative prices for oil and NGL than for natural gas. No development costs were incurred in the year ended December 31, 2018 and 2017 due to no new wells being drilled by Chesapeake in the Colony Granite Wash after Chesapeake's fulfillment of its drilling obligation to the Trust.
Royalty Interests. The Royalty Interests were conveyed from Chesapeake's interest in the Underlying Properties effective as of July 1, 2011. As of December 31, 2018, the Trust on average owns a 47.6% net revenue interest in the Producing Wells and a 28.4% net revenue interest in the completed Development Wells. Chesapeake retains 10% of the proceeds from the sales of oil, natural gas and NGL production attributable to its net revenue interest in the Producing Wells, and 50% of the proceeds from the sales of production attributable to its net revenue interest in the Development Wells.
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

All of the Trust's estimated oil, natural gas and NGL reserves are located within the U.S. The table below sets forth information as of December 31, 2018 with respect to the estimated proved reserves of the Underlying Properties and Royalty Interests and the associated PV-10. Because the Trust will not bear income tax expense, PV-10 and the standardized measure of estimated future net revenue of the Royalty Interests are the same. PV-10 is not intended to represent the current market value of the estimated oil, natural gas and NGL reserves attributable to the Royalty Interests. The reserve estimates were prepared by Software Integrated Solutions, Division of Schlumberger Technology Corporation, in accordance with the criteria established by the SEC. Management uses PV-10, which is calculated without deducting estimated future income tax expenses, as a measure of the value of the Company's current proved reserves and to compare relative values among peer companies. We also understand that securities analysts and rating agencies use this measure in similar ways. While estimated future net revenue and the present value thereof are based on prices, costs and discount factors which may be consistent from company to company, the standardized measure of discounted future net cash flows is dependent on the unique tax situation of each individual company. PV-10 should not be considered in isolation or as a substitute for the standardized measure of discounted future net cash flows or any other measure of a company's financial or operating performance presented in accordance with GAAP.

		Proved Reserves
	Oil (mbbl)	Natural Gas (mmcf)	NGL (mbbl)	Total (mboe)	PV-10 ($ in thousands)

Underlying Properties:
Developed	1,087	36,913	3,658	10,897	$50,907
Undeveloped	—	—	—	—	—
Total	1,087	36,913	3,658	10,897	$50,907
Royalty Interests:
Developed(1)	511	17,261	1,687	5,075	$42,319
Undeveloped(1)	—	—	—	—	—
Total	511	17,261	1,687	5,075	$42,319
_________________________________________________

(1)	PV-10 for the Royalty Interests was calculated exclusive of any production or development costs.

	Proved Developed	Proved Undeveloped	Total Proved
	($ in millions)
Estimated future net revenue(a)	$72,621	$—	$72,621
Present value of estimated future net revenue (PV-10)(a)	$42,319	$—	$42,319
Standardized measure(a)			$42,319
_________________________________________________

(a)
Estimated future net revenue represents the estimated future revenue to be generated from the production of proved reserves, net of estimated production and costs, using prices and costs under existing economic conditions as of December 31, 2018. PV-10 is the present value of estimated future net revenue to be generated from the production of proved reserves, discounted at 10% per annum to reflect timing of future cash flows and calculated without deducting future income taxes. PV-10 is a non-GAAP financial measure and generally differs from the standardized measure of discounted net cash flows, or the Standardized Measure, the most directly comparable GAAP financial measure, because it does not include the effects of income taxes on future net revenues. However, as the Trust is not subject to income tax expense, the two measures are the same as of December 31, 2018.

A reconciliation of the standardized measure of discounted future net cash flows to PV-10 is presented above. Neither PV-10 nor the standardized measure of discounted future net cash flows purport to represent the fair value of the proved oil and gas reserves.

The proved reserves were determined using a 12-month unweighted arithmetic average of the first-day-of-the-month prices for oil, natural gas and NGL for the period from January 1, 2018 through December 1, 2018, and were held constant for the life of the properties. The prices used in the reserve reports, as well as Chesapeake's internal reports, yield weighted average prices at the wellhead, which are based on first-day-of-the-month reference prices and adjusted for transportation and regional price differentials. For the Royalty Interests, costs of marketing services provided by Chesapeake's affiliates will not be charged to the Trust. The reference prices and the equivalent weighted average wellhead prices are presented in the table below.

	Oil	Natural Gas	NGL
	(per bbl)	(per mcf)	(per bbl)
Trailing 12-month average (SEC) pricing	$65.56	3.10	65.56
Weighted average wellhead prices (Underlying Properties)	$61.61	0.69	20.62
Weighted average wellhead prices (Royalty Interests)	$61.61	0.69	20.62
As of December 31, 2018, no Royalty Interests were classified as PUDs.
The annual net decline rate on current producing properties is projected to be 15% from 2019 to 2020, 13% from 2020 to 2021, 12% from 2021 to 2022 and 11% from 2022 to 2023. As of December 31, 2018, of the total proved reserves, 10,897 mboe and 5,075 mboe attributable to the Underlying Properties and the Royalty Interests, respectively, were classified as proved developed reserves.
Chesapeake's ownership interest used for calculating proved reserves and the associated estimated future net revenue assumed maximum participation by other parties to Chesapeake's farmout and participation agreements. SEC pricing used for calculating the estimated future net revenues attributable to proved reserves does not reflect actual market prices for oil, natural gas and NGL production sold subsequent to December 31, 2018.
The Trust's estimated proved reserves and the standardized measure of discounted future net cash flows of the proved reserves at December 31, 2018 and 2017, respectively, along with the changes in quantities and standardized measure of such reserves for the two years ended December 31, 2018 and 2017, respectively, are shown in Supplemental Disclosures About Oil, Natural Gas and NGL Producing Activities included in Item 8 of Part II of this Annual Report. No estimates of proved reserves comparable to those included herein have been included in reports to any federal agency other than the SEC.
There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond Chesapeake's control. The reserve data represent only estimates. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates made by different engineers often vary. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revisions to such estimates, and such revisions may be material. Accordingly, reserve estimates are often different from the actual quantities of oil, natural gas and NGL that are ultimately recovered. Furthermore, the estimated future net revenue from proved reserves and the associated present value are based upon certain assumptions, including prices, future production levels and costs that may not prove correct. Future prices and costs may be materially higher or lower than the prices and costs as of the date of any estimate. See Supplemental Disclosures about Oil, Natural Gas and NGL Producing Activities included in Item 8 of Part II of this report for further discussion of our reserve quantities.
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

	2018		2017
	Gross	Net	Gross	Net
Wells Drilled:
Development productive	—	—	—	—
Exploratory productive	—	—	—	—
Dry	—	—	—	—
Total	—	—	—	—
Developed and Undeveloped Acreage. The following table sets forth information regarding developed and undeveloped acreage held by Chesapeake within the AMI as of December 31, 2018. All of the leases associated with the Underlying Properties are held by production and not subject to expiration so long as production continues in paying quantities.

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
Post-production expenses are deducted from proceeds paid to the Trust. Williams Partners, L.P. ("WMB"), provides gathering, treating, compression and other post-production services and Enable Midstream Partners, LP ("Enable") provides gathering, processing, transportation and other post-production services. The proceeds paid to the Trust are reduced by deductions for these post-production expenses.
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
Natural gas and NGL produced from the Underlying Properties are gathered by gathering pipelines owned by WMB under a contract that expires in approximately 10 years. NGL and natural gas are gathered and processed at facilities owned by Enable under a contract that expires in 2023 and then sold to a number of primary purchasers in the area. Oil produced from the Underlying Properties is gathered by gathering pipelines and equipment owned by WMB or transported by trucks owned by third parties and sold to various counterparties. In the event of a loss of its contracts with WMB or Enable, Chesapeake believes that the availability of other customers and service providers in the area is sufficient to accommodate such loss.
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
The following table provides revenues and direct operating expenses for the years ended December 31, 2018, and 2017, as derived from the Underlying Properties' statements of revenues and direct operating expenses.

	Years Ended December 31,
	2018	2017
	($ in thousands)
Oil, natural gas and NGL revenues(1)	$20,792	$25,057
Direct operating expenses:
Production expenses excluding taxes	7,670	7,616
Production taxes	1,538	1,248
Ad valorem taxes	4	4
Total direct operating expenses	9,212	8,868
Revenues in excess of direct operating expenses	$11,580	$16,189
_________________________________________________

(1)
Oil, natural gas and NGL revenues are net of post-production expenses, including gathering, storage, compression, transportation, processing, treating, dehydrating and non-affiliate marketing expenses.

The following table sets forth the production, average sales prices, and average cost per boe for production expenses and production taxes for the Underlying Properties for the years ended December 31, 2018, and 2017.

	Years Ended December 31,
	2018	2017
Production:
Oil (mbbls)	181	227
Natural gas (mmcf)	4,613	5,609
NGL (mbbls)	413	600
Total production (mboe)	1,363	1,762

Average sales prices:(1)
Oil (per bbl)	$60.32	$42.80
Natural gas (per mcf)	$0.62	$0.46
NGL (per bbl)	$16.91	$21.22
Average (per boe)	$15.25	$14.22
Direct operating expenses:
Production expenses (per boe)(2)	$5.63	$4.32
Production taxes (per boe)(3)	$1.13	$0.71
 ___________________________________________________

(1)	Average sales prices are net of post-production expenses, including gathering, storage, compression, transportation, processing, treating, dehydrating and non-affiliate marketing expenses.

(2)	Production expenses include lease operating costs and ad valorem taxes.

(3)	Production taxes are generally based upon (a) volume produced and (b) prices received for production.
 Oil, Natural Gas and NGL Revenues. For the year ended December 31, 2018, oil, natural gas and NGL revenues were $20.8 million compared to $25.1 million for the year ended 2017. The $4.3 million decrease in revenues from 2017 to 2018 was primarily due to a decrease in production. Decreased sales volumes resulted in a $5.7 million decrease in oil, natural gas and NGL revenues. Average oil prices increased $17.52 per bbl, from $42.80 per bbl for the year ended December 31, 2017 to $60.32 per bbl for the year ended December 31, 2018. Average natural gas prices increased $0.16 per mcf, from $0.46 per mcf for the year ended December 31, 2017 to $0.62 per mcf for the year ended December 31, 2018. NGL prices decreased $4.31 per bbl, from $21.22 per bbl for the year ended December 31, 2017 to $16.91 per bbl for the year ended December 31, 2018. The overall increase in the price received per boe in 2018 compared to 2017 resulted in a $1.4 million increase in oil, natural gas and NGL revenues, for a net decrease in oil, natural gas and NGL revenues of $4.3 million from 2017 to 2018.
Production Expenses. For the year ended December 31, 2018, production expenses, excluding production and ad valorem taxes, were $7.7 million compared to $7.6 million for the year ended 2017 . On a unit-of-production basis, production expenses, excluding production taxes and including ad valorem taxes, were $5.63 per boe in 2018 compared to $4.32 per boe in 2017.
Production Taxes. For the year ended December 31, 2018, production taxes were $1.5 million, compared to $1.2 million for the year ended 2017. On a unit-of-production basis, production taxes were $1.13 per boe in 2018 compared to $0.71 per boe in 2017. The increase in production taxes from 2017 to 2018 is primarily due to the increase in commodity prices.
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
Internal Controls. Chesapeake's Director - Corporate Reserves is the technical person primarily responsible for overseeing the preparation of the Trust's reserve estimates. Her qualifications include the following:

•	Over 15 years of practical experience in the oil and gas industry, with 12 years in reservoir engineering;

•	Bachelor of Science degree in Geology and Environmental Sciences;

•	Master's Degree in Petroleum and Natural Gas Engineering;

•	Executive MBA; and

•	Member in good standing of the Society of Petroleum Engineers.
Chesapeake ensures that the key members of Chesapeake's Corporate Reserves Department have appropriate technical qualifications to oversee the preparation of reserves estimates. Each of Chesapeake's Corporate Reserves Engineers has significant experience in reserve estimation. Each of its engineering technicians has a minimum of a four-year degree in mathematics, economics, finance or other technical/business/science field. Chesapeake also maintains a continuous education program for its engineers and technicians on new technologies and industry advancements and offers refresher training on basic skills and analytical techniques.
Chesapeake maintains internal controls such as the following to ensure the reliability of reserves estimations:

•
Chesapeake follows comprehensive SEC-compliant internal policies to estimate and report proved reserves. Reserves estimates are made by experienced reservoir engineers or under their direct supervision. All material changes are reviewed and approved by Chesapeake's Corporate Reserve Engineers.

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
Software Integrated Solutions. Chesapeake engaged Software Integrated Solutions, a third-party engineering firm, to prepare all of the Trust's estimated proved reserves as of December 31, 2018. A copy of the report issued by the engineering firm is filed with this report as Exhibit 99.1. The qualifications of the technical person at the firm primarily responsible for overseeing the preparation of the Trust's reserve estimates are set forth below.

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
The Trust's reserves and quarterly cash distributions depend primarily upon the prices realized from the sales of oil, natural gas and NGL. Chesapeake requires substantial expenditures to replace reserves, sustain production and fund its business plans. Low oil, natural gas and NGL prices can negatively affect the amount of cash available for capital expenditures and debt repayment and the ability to borrow money or raise additional capital and, as a result, could have a material adverse effect on Chesapeake’s financial condition, results of operations, cash flows and reserves and the Trust’s reserves and quarterly cash distributions. Historically, the markets for oil, natural gas and NGL have been volatile and they are likely to continue to be volatile. Wide fluctuations in oil, natural gas and NGL prices may result from relatively minor changes in the supply of or demand for oil, natural gas and NGL, market uncertainty and other factors that are beyond the control of the Trust and Chesapeake, including:

•	domestic and worldwide supplies of oil, natural gas and NGL, including U.S. inventories of oil and natural gas reserves;

•	weather conditions;

•	changes in the level of consumer and industrial demand;

•	the price and availability of alternative fuels;

•	technological advances affecting energy consumption;

•	the effectiveness of worldwide conservation measures;

•	the availability, proximity and capacity of pipelines, other transportation facilities and processing facilities;

•	the level and effect of trading in commodity futures markets, including by commodity price speculators and others;

•	U.S. exports of oil, natural gas and/or liquefied natural gas;

•	the price and level of foreign imports;

•	the nature and extent of domestic and foreign governmental regulations and taxes;

•	the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

•	political instability or armed conflict in oil and natural gas producing regions;

•	acts of terrorism; and

•	domestic and global economic conditions.
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
Actual future production attributable to the Royalty Interests, oil, natural gas and NGL prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil, natural gas and NGL reserves most likely will vary from these estimates. Such variations may be significant and could materially affect the estimated quantities and present value of proved reserves. In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development drilling, prevailing oil and natural gas prices and other factors, many of which are beyond Chesapeake's control. The Trust's revenue and distributable income available to unitholders have been adversely affected throughout 2017 and 2018 by a decline in production. Due to natural declines, the Trust expects production to decline further and expects distributable income to continue to be adversely affected.
As of December 31, 2018, none of the Trust’s estimated proved reserves were undeveloped.

The present values included in this report do not represent the current market value of the Trust's estimated reserves. In accordance with SEC requirements, the estimates of our present values are based on prices and costs as of the date of the estimates. Prices on the date of estimate are calculated as the average oil and natural gas price, as applicable, during the 12 months ending in the current reporting period, determined as the unweighted arithmetic average of prices on the first day of each month within the 12-month period. The December 31, 2018 present value is based on $65.56 per bbl of oil and $3.10 per mcf of natural gas before basis differential adjustments. Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of an estimate.
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
Reserve estimates for fields that do not have a lengthy production history are less reliable than estimates for fields with lengthy production histories. A lack of production history may contribute to inaccuracy in estimates of proved reserves, future production rates and the timing of development expenditures. Most of the Producing Wells, as defined by the SEC, have been operational for a relatively short period of time and estimated total reserves vary substantially from well to well and are not directly correlated to perforated lateral length or completion technique. There can be no assurance that the data used in preparing these estimates can accurately predict future production. The lack of operational history for horizontal wells in the Colony Granite Wash may also contribute to the inaccuracy of estimates of proved reserves. During 2018, the Trust recorded downward reserve revisions primarily attributable to lower production in forecasts. During 2017, the Trust recorded downward reserve revisions primarily due to a decrease in production offset by higher oil and gas prices. Future negative well performance or lower expected ultimate recovery could lead to further downward adjustments to our reserve estimates. A material and adverse variance of actual production, revenues and expenditures from those underlying reserve estimates would have a material adverse effect on the financial condition, results of operations and cash flows of the Trust and would reduce cash distributions to Trust unitholders.
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
Because Chesapeake does not have a majority working interest in most of the non-operated properties comprising the Underlying Properties, Chesapeake may not be able, either unilaterally or in concert with other working interest owners, to remove the operator in the event of poor or untimely performance. The failure of an operator to adequately perform operations could reduce the revenues distributable to the Trust and the amount of cash distributable to the Trust unitholders.
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
The existence of a title deficiency with respect to any of the Underlying Properties could reduce the value or render a property worthless, thus adversely affecting the distributions to unitholders. Chesapeake does not obtain title insurance covering oil, natural gas and mineral leaseholds. Chesapeake's inability or failure to cure title defects could cause Chesapeake to lose its rights to some or all production from some of the Underlying Properties, which could result in a reduction in proceeds available for distribution to unitholders and the value of the Trust units may be reduced.
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
The Trust Agreement provides that the Trust's business activities are generally limited to owning the Royalty Interests and activities reasonably related thereto, including activities required or permitted by the terms of the conveyances related to the Royalty Interests. As a result, the Trust is not permitted to acquire other oil and natural gas properties or royalty interests to replace the depleting assets and production attributable to the Trust.
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

In addition, the amount of funds available for distribution to unitholders will be reduced by the amount of any cash reserves maintained by the Trustee in respect of anticipated future Trust expenses. Commencing with the distribution to unitholders payable in the first quarter of 2019, the Trustee intends to begin withholding the greater of $70,000 or 3.5% of the funds otherwise available for distribution each quarter to gradually increase existing cash reserves by a total of approximately $850,000. The Trustee may increase or decrease the targeted amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders.
The amount of costs and expenses borne by the Trust may vary materially from quarter to quarter. The extent by which the costs and expenses of the Trust are higher or lower in any quarter will directly decrease or increase the amount received by the Trust and available for distribution to the unitholders. Historical post-production expenses and taxes, however, may not be indicative of future post-production expenses and taxes.In March 2019, the Trust's cash on hand (including cash reserves) was insufficient to pay the Trust's ordinary course expenses as they became due.

Chesapeake loaned $275,000 to the Trust necessary to pay such expenses and agreed to permit the Trust to continue making distributions while the loan was outstanding. The Trust intends to repay the loan in May 2019.
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

In addition, Chesapeake has agreed that, if at any time the Trust's cash on hand (including available cash reserves) is not sufficient to pay the Trust's ordinary course expenses as they become due, it will lend funds to the Trust necessary to pay such expenses. Any such loan will be on an unsecured basis, and the terms of such loan will be substantially the same as those which would be obtained in an arms' length transaction between Chesapeake and an unaffiliated third party. If Chesapeake provides such funds to the Trust, it would become a creditor of the Trust and its interests as a creditor could conflict with the interests of unitholders. There were no loans outstanding as of December 31, 2018 or December 31, 2017.
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
Development activities require the use of water. For water sourcing, Chesapeake first seeks to use non-potable water supplies for its operational needs.  In certain areas, there may be insufficient local aquifer capacity to provide a source of water for drilling activities. Water must then be obtained from other sources and transported to the drilling site. Chesapeake's inability to secure sufficient amounts of water, or to dispose of or recycle the water used in its operations, could adversely impact the development of the Underlying Properties. The imposition of new environmental initiatives and regulations could further restrict Chesapeake's ability to conduct certain operations such as hydraulic fracturing by restricting the disposal of materials such as produced water and drilling fluids.

Chesapeake is subject to extensive governmental regulation and ongoing regulatory changes, which could adversely impact Chesapeake's business.
Chesapeake's operations are subject to extensive federal, state, tribal, local and other laws, rules and regulations, including with respect to environmental matters, worker health and safety, wildlife conservation, the gathering and transportation of oil, gas and NGLs, conservation policies, reporting obligations, royalty payments, unclaimed property and the imposition of taxes. Such regulations include requirements for permits to drill and to conduct other operations and for provision of financial assurances (such as bonds) covering drilling, completion and well operations. If permits are not issued, or if unfavorable restrictions or conditions are imposed on drilling or completion activities, Chesapeake may not be able to conduct its operations as planned. In addition, Chesapeake may be required to make large, sometimes unexpected, expenditures to comply with applicable governmental laws, rules, regulations, permits or orders.
In addition, changes in public policy have affected, and in the future could further affect, Chesapeake's operations. Regulatory changes could, among other things, restrict production levels, impose price controls, alter environmental protection requirements and increase taxes, royalties and other amounts payable to the government. Operating and compliance costs could increase further if existing laws and regulations are revised or reinterpreted or if new laws and regulations become applicable to Chesapeake's operations. Chesapeake does not expect that any of these laws and regulations will affect operations materially differently than they would affect other companies with similar operations, size and financial strength. Although Chesapeake is unable to predict changes to existing laws and regulations, such changes could significantly impact profitability, financial condition and liquidity. This is particularly true of changes related to pipeline safety, seismic activity, hydraulic fracturing, climate change and endangered species designations.
Continuing political and social attention to the issue of climate change has resulted in legislative, regulatory and other initiatives to reduce greenhouse gas emissions, such as carbon dioxide and methane. Policy makers at both the U.S. federal and state levels have introduced legislation and proposed new regulations designed to quantify and limit the emission of greenhouse gases through inventories, limitations and/or taxes on greenhouse gas emissions. EPA and BLM have issued regulations for the control of methane emissions, which also include leak detection and repair requirements, for the oil and gas industry; however, following the change in presidential administrations, both agencies took actions to rescind or revise the rules. In September 2018, BLM issued a final rule that rescinded certain requirements of its venting and flaring rule. Similarly, in October 2018, EPA published a proposed rule that amends certain requirements of its methane rule. The EPA rule remains in effect. Nevertheless, several states where Chesapeake operates have imposed venting and flaring limitations designed to reduce methane emissions from oil and gas exploration and production activities. Legislative and state initiatives to date have generally focused on the development of cap and trade and/or carbon tax programs. Cap and trade programs offer greenhouse gas emission allowances that are gradually reduced over time. A cap and trade program could impose direct costs on Chesapeake through the purchase of allowances and could impose indirect costs by incentivizing consumers to shift away from fossil fuels. A carbon tax could directly increase costs of operation and similarly incentivize consumers to shift away from fossil fuels.
In addition, activists concerned about the potential effects of climate change have directed their attention at sources of funding for fossil-fuel energy companies, which has resulted in certain financial institutions, funds and other sources of capital restricting or eliminating their investment in oil and natural gas activities. Ultimately, this could make it more difficult to secure funding for exploration and production activities.
These various legislative, regulatory and other activities addressing greenhouse gas emissions could adversely affect Chesapeake, including by imposing reporting obligations on, or limiting emissions of greenhouse gases from, equipment and operations, which could require Chesapeake to incur costs to reduce emissions of greenhouse gases associated with its operations. Limitations on greenhouse gas emissions could also adversely affect demand for oil and gas, which could lower the value of reserves and have a material adverse effect on Chesapeake's profitability, financial condition and liquidity. Furthermore, increasing attention to climate change risks has resulted in increased likelihood of governmental investigations and private litigation, which could increase costs or otherwise adversely affect Chesapeake.

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
With respect to Oklahoma production tax, it has been assumed that the effective tax rate on the oil, natural gas and NGL attributable to the Trust will be approximately 2.0% for the first three years of production for each well spudded on or after July 1, 2015, and approximately 7.0% thereafter. New legislation was passed increasing the rate on all new and existing wells from 2.0% to 5.0% effective with production month July 2018. No changes were made to the original incentive term of the first three years of production. After the initial three-year term, the effective tax rate will be approximately 7.0%. These rates are subject to change by new legislation at any time.
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
Due to a number of factors, including the Trust's inability to match transferors and transferees of Trust units, the Trust has adopted positions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely alter the tax effects of an investment in Trust units. It also could affect the timing of any tax benefits or the amount of gain from the sale of Trust units by Trust unitholders and could have a negative impact on the value of the Trust units or result in audit adjustments to Trust unitholders tax returns.
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
However, Chesapeake has advised the Trustee that Chesapeake is involved in various lawsuits and disputes incidental to its business operations, including commercial disputes, personal injury claims, claims for underpayment of royalties, property damage claims and contract actions. With regard to the latter, various mineral or leasehold owners have filed lawsuits against Chesapeake seeking specific performance to require Chesapeake to acquire their oil and natural gas interests and pay acreage bonus payments, damages based on breach of contract and/or, in certain cases, punitive damages based on alleged fraud. Chesapeake has advised the Trustee that Chesapeake has successfully defended a number of these cases in various courts, has settled others and believes that it has substantial defenses to the claims made in those pending before trial courts and on appeal.
Chesapeake has advised the Trustee that at this time Chesapeake has a number of lawsuits in process that involve properties in the AMI and has claims against it that exceed $40,000 individually or in aggregate. The Trust is not a party to any such lawsuit and Chesapeake has advised the Trustee that Chesapeake is not aware of any pending or threatened lawsuit or dispute that, individually or in the aggregate with other pending or threatened lawsuits or disputes, is likely to have a material adverse effect on the Trust's financial position or distributable income.

ITEM 4.	Mine Safety Disclosures
Not applicable.

PART II

ITEM 5.	Market for Units of the Trust, Related Unitholder Matters and Trust Purchases of Units

Common Units Representing Beneficial Interests

The common units representing beneficial interests in the Trust are listed and commenced trading on the New York Stock Exchange on November 11, 2011 under the symbol “CHKR.”
As of March 21, 2019, 46,750,000 common units representing beneficial interests in Chesapeake Granite Wash Trust were outstanding and held by 14 certified unitholders of record. Of such units, 35,062,500 were issued on November 16, 2011 and 11,687,500 of such units were subordinated units that were converted into common units on a one-for-one basis as of June 30, 2017.
Pursuant to the Trust Agreement, if at any time the Trust's cash on hand (including cash reserves) is not sufficient to pay the Trust's ordinary course expenses as they become due, Chesapeake will loan funds to the Trust necessary to pay such expenses. Any funds loaned by Chesapeake pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust's business, and may not be used to satisfy Trust indebtedness for borrowed money of the Trust. If Chesapeake loans funds pursuant to this commitment, unless Chesapeake agrees otherwise, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. As of December 31, 2018 and December 31, 2017 there were no loans outstanding.
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
The Trust is required to make quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s administrative expenses, on or about 60 days following the completion of each calendar quarter through (and including) the quarter ending June 30, 2031. During the year ended December 31, 2018, four distributions were paid. See Liquidity and Capital Resources below and Note 5 to the financial statements contained in Part II, Item 8 of this Annual Report for more information regarding the distributions.
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
Results of Trust Operations
The quarterly payments to the Trust with respect to the Royalty Interests are based on the amount of proceeds actually received by Chesapeake during the preceding calendar quarter. Proceeds from production are typically received by Chesapeake approximately one month after the month of production. Due to the timing of the payment of production proceeds, quarterly distributions made by Chesapeake to the Trust generally include royalties attributable to sales of oil, natural gas and NGL for three months, comprised of the first two months of the quarter just ended and the last month of the quarter prior to that one. Chesapeake is required to make the Royalty Interest payments to the Trust within 35 days of the end of each calendar quarter. During the year ended December 31, 2018, the Trust received payments on the Royalty Interests representing royalties attributable to proceeds from sales of oil, natural gas and NGL for September 1, 2017 through August 31, 2018. During the year ended December 31, 2017, the payments received by the Trust represented royalties attributable to proceeds from sales of oil, natural gas and NGL for September 1, 2016 through August 31, 2017.
The Trust's revenues and distributable income available to unitholders have been adversely affected throughout 2017 and 2018 by a decline in production. Due to natural declines, the Trust expects production to decline further and expects distributable income to continue to be adversely affected.
During the years ended December 31, 2018 and 2017, the Trust recognized no impairments of the Royalty Interests. See Note 2 to the financial statements contained in Part II, Item 8 of this Annual Report for further discussion of the impairment analysis.

Distributable Income.  The Trust's distributable income was $11.3 million for the year ended December 31, 2018, compared to $13.3 million for the year ended December 31, 2017.
The $2.0 million decrease from 2017 to 2018 was primarily due to a decrease in production volumes in the production period from September 1, 2017 to August 31, 2018 (the "2018 production period") as compared to the production period from September 1, 2016 to August 31, 2017 (the "2017 production period"), offset by an increase in the average realized prices received from sales of oil, natural gas and NGL. See Royalty Income below for information regarding average prices received and sales volumes.
On a per unit basis, cash distributions during the year ended December 31, 2018 and attributable to the 2018 production period were $0.2416 per common unit as compared to $0.3577 per common unit and no subordinated unit distributions were paid for the year ended December 31, 2017 and attributable to the 2017 production period. Distributable income for the production periods described above was calculated as follows:

	Years Ended December 31,
	2018	2017(3)
	($ in thousands, except per unit data)
Revenues:
Royalty income(1)	$13,504	$15,665
Total revenues	13,504	15,665
Expenses:
Production taxes	(878)	(669)
Trust administrative expenses(2)	(1,330)	(1,685)
Total expenses	(2,208)	(2,354)
Distributable income available to unitholders	$11,296	$13,311

Distributable income per common unit (46,750,000 units)	$0.2416	$0.3577
 _____________________________________________________

(1)	Net of certain post-production expenses.

(2)	Includes cash reserves withheld (used).

(3)
For the year ended December 31, 2017, no distribution was paid for the subordinated units during the year. The distributable income for the production periods from September 1, 2016 to May 31, 2017 was, in each case, below the applicable subordination threshold. The subordination threshold was not applicable to the distributable income for the production period from June 1, 2017 to August 31, 2017. The subordination and incentive thresholds terminated on June 30, 2017 and are no longer applicable for any future distribution. For more information, see Notes 1 and 5 to the financial statements contained in Part II, Item 8 of this Annual Report.

Royalty Income.  Royalty income to the Trust for the year ended December 31, 2018, and attributable to the 2018 production period, totaled $13.5 million based upon sales of production attributable to the Royalty Interests of 97 mbbls of oil, 2,492 mmcf of natural gas and 265 mbbls of NGL. Total production attributable to the Royalty Interests for the 2018 production period was 777 mboe. Average prices received for oil, natural gas and NGL production, including the impact of certain post-production expenses and excluding production taxes, during the 2018 production period were $57.95 per bbl of oil, $0.89 per mcf of natural gas and $21.35 per bbl of NGL, respectively.
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
The increase in the average price received per boe in the 2018 production period compared to the 2017 production period resulted in a $1.5 million increase in royalty income. Decreased sales volumes resulted in a $3.7 million decrease in royalty income, for a net decrease in royalty income of $2.2 million.

Production Taxes.  Production taxes are calculated as a percentage of oil, natural gas and NGL revenues, net of any applicable tax credits. Production taxes for the year ended December 31, 2018, and attributable to the 2018 production period, totaled $0.9 million, or $1.13 per boe, or approximately 6.5% of royalty income, as compared to production taxes of $0.7 million, or $0.66 per boe, or approximately 4.3% of royalty income for the year ended December 31, 2017, and attributable to the 2017 production period.The increase in production taxes per boe from 2017 to 2018 was primarily due to an increase in oil and NGL prices.
Trust Administrative Expenses. Trust administrative expenses, including additional cash reserves, for the years ended December 31, 2018 and 2017 totaled $1.3 million and $1.7 million, respectively. Trust administrative expenses primarily consist of the administrative fees paid to the Trustees and Chesapeake and costs for accounting and legal services.
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
The Trust is required to make quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s administrative expenses, on or about 60 days following the completion of each calendar quarter through (and including) the quarter ending June 30, 2031. During the year ended December 31, 2018, four distributions were paid. The 2018 first quarter distribution of $0.0787 per common unit to common unitholders consisting of proceeds attributable to production from September 1, 2017 through November 30, 2017, was made on March 2, 2018 to record unitholders as of February 20, 2018. The 2018 second quarter distribution of $0.0469 per common unit, consisting of proceeds attributable to production from December 1, 2017 through February 28, 2018, was made on May 31, 2018 to record unitholders as of May 21, 2018. The 2018 third quarter distribution of $0.0626 per common unit, consisting of proceeds attributable to production from March 1, 2018 through May 31, 2018, was made on August 30, 2018 to record unitholders as of August 20, 2018. The 2018 fourth quarter distribution of $0.0534 per common unit, consisting of proceeds attributable to production from June 1, 2018 through August 31, 2018, was made on November 29, 2018 to record unitholders as of November 19, 2018.
The following is a summary of distributable income, distributable income per common unit and distributable income per subordinated unit by quarter for the years ended December 31, 2018 and 2017 (in thousands except per unit amounts):

2018	Q1	Q2	Q3	Q4	Total
Distributable income	$3,680	$2,193	$2,925	$2,498	$11,296
Distributable income per common unit	$0.0787	$0.0469	$0.0626	$0.0534	$0.2416

2017	Q1	Q2	Q3	Q4	Total
Distributable income	$3,197	$3,523	$3,518	$3,073	$13,311
Distributable income per common unit	$0.0912	$0.1005	$0.1003	$0.0657	$0.3577
Distributable income per subordinated unit(1)	$—	$—	$—	$—	$—

(1)
On June 30, 2017, the subordinated units automatically converted into common units on a one-for-one basis. Distributions made on common units no longer have the benefit of the subordination threshold, nor are the common units subject to the incentive threshold, and all Trust unitholders share on a pro rata basis in the Trust's distribution.

On February 4, 2019, the Trust announced that a cash distribution of $0.0631 per common unit consisting of proceeds attributable to production from September 1, 2018 to November 30, 2018, to common unitholders of record, as of February 19, 2019 would be paid on March 1, 2019. See Note 6 to the financial statements contained in Part II, Item 8 of this Annual Report for additional information regarding the distribution paid on March 1, 2019 to record unitholders as of February 19, 2019.
Commencing with the distribution to unitholders payable in the first quarter of 2019, the Trustee intends to begin withholding the greater of $70,000 or 3.5% of the funds otherwise available for distribution each quarter to gradually increase existing cash reserves by a total of approximately $850,000. The Trustee may increase or decrease the targeted amount at any time, and may increase or decrease the rate at which it withholds funds to build the cash reserve at any time, without advance notice to the unitholders. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities will eventually be distributed to unitholders, together with interest earned on the funds.
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
Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including cash reserves) is not sufficient to pay the Trust’s ordinary course expenses as they become due, Chesapeake will loan funds to the Trust necessary to pay such expenses. Any funds loaned by Chesapeake pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness for borrowed money of the Trust. If Chesapeake loans funds pursuant to this commitment, unless Chesapeake agrees otherwise, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. As of December 31, 2018 and December 31, 2017, there were no loans outstanding. In March 2019, the Trust's cash on hand (including cash reserves) was insufficient to pay the Trust's ordinary course expenses as they became due. Chesapeake loaned $275,000 to the Trust necessary to pay such expenses and agreed to permit the Trust to continue making distributions while the loan was outstanding. The Trust intends to repay the loan in May 2019.
Off-Balance Sheet Arrangements
The Trust has no off-balance sheet arrangements. The Trust has not guaranteed the debt of any other party, nor does the Trust have any other arrangements or relationships with other entities that could potentially result in unconsolidated debt, losses or contingent obligations.
Contractual Obligations
As of December 31, 2018, the Trust had no obligations or commitments to make future contractual payments other than the Trustee administrative fee, administrative services fee and the Delaware Trustee administrative fee payable to the Trustee, Chesapeake and the Delaware Trustee, respectively.
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

Report of Independent Registered Public Accounting Firm

To the Unitholders of the Chesapeake Granite Wash Trust and The Bank of New York Mellon Trust Company, N.A., as Trustee:
Opinion on the Financial Statements
We have audited the accompanying statements of assets, liabilities and trust corpus of the Chesapeake Granite Wash Trust (the “Trust”) as of December 31, 2018 and 2017, and the related statements of distributable income and changes in trust corpus for the years then ended, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of the Trust as of December 31, 2018 and 2017, and its distributable income and its changes in trust corpus for the years then ended in conformity with the modified cash basis of accounting described in Note 2.
Basis for Opinion

These financial statements are the responsibility of the Trust’s management (the Trustee). Our responsibility is to express an opinion on the Trust’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ PricewaterhouseCoopers LLP
Oklahoma City, Oklahoma

March 22, 2019

We have served as the Trust’s auditor since 2011.

CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	December 31,
	2018	2017
	($ in thousands)
ASSETS:
Cash and cash equivalents	$1,337	$2,067

Investment in royalty interests	487,793	487,793
Less: accumulated amortization	(464,752)	(461,488)
Net investment in royalty interests	23,041	26,305
Total assets	$24,378	$28,372
LIABILITIES AND TRUST CORPUS:
Dividend payable to Chesapeake(1)	$—	$768
Total liabilities	—	768
Trust corpus; 46,750,000 common units issued and outstanding	24,378	27,604
Total liabilities and Trust corpus	$24,378	$28,372

(1)	See Note 5 - Distributions to Unitholders.

The accompanying notes are an integral part of these financial statements.

CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF DISTRIBUTABLE INCOME

	Years Ended December 31,
	2018	2017
	($ in thousands, except per unit data)
REVENUES:
Royalty income	13,504	15,665
Total revenues	13,504	15,665
EXPENSES:
Production taxes	(878)	(669)
Trust administrative expenses	(1,330)	(1,685)
Total expenses	(2,208)	(2,354)
Distributable income available to unitholders	$11,296	$13,311

Distributable income per common unit (46,750,000 units)	$0.2416	$0.3577

CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF CHANGES IN TRUST CORPUS

	Years Ended December 31,
	2018	2017
	($ in thousands)
TRUST CORPUS: Beginning of period	$27,604	$31,938
Cash reserve surplus (deficit)(1)	38	(683)
Amortization of investment in royalty interests	(3,264)	(4,419)
Distributable income	11,296	13,311
Distributions paid to unitholders(1)	(11,296)	(12,543)
TRUST CORPUS: End of period	$24,378	$27,604

(1)	See Note 5 - Distributions to Unitholders.

The accompanying notes are an integral part of these financial statements.

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS

1.	Organization of the Trust
Chesapeake Granite Wash Trust (the “Trust”) is a statutory trust formed in June 2011 under the Delaware Statutory Trust Act pursuant to an initial trust agreement by and among Chesapeake Energy Corporation ("Chesapeake"), as Trustor, The Bank of New York Mellon Trust Company, N.A., as Trustee (the “Trustee”), and The Corporation Trust Company, as Delaware Trustee (the “Delaware Trustee”).
The Trust was created to own royalty interests (the “Royalty Interests”) for the benefit of Trust unitholders pursuant to a trust agreement dated as of June 29, 2011, and subsequently amended and restated as of November 16, 2011 by and among Chesapeake, Chesapeake Exploration, L.L.C., a wholly owned subsidiary of Chesapeake, the Trustee and the Delaware Trustee (the “Trust Agreement”). The Royalty Interests are derived from Chesapeake’s interests in the Underlying Properties, all of which are located within an area of mutual interest (the "AMI") in the Colony Granite Wash play in Washita County in the Anadarko Basin of western Oklahoma. Chesapeake conveyed the Royalty Interests to the Trust from (a) Chesapeake’s interests in 69 existing horizontal wells (the “Producing Wells”) and (b) Chesapeake’s interests in 118 horizontal development wells (the “Development Wells”) that have since been drilled on properties held by Chesapeake within the AMI. Pursuant to a development agreement with the Trust, Chesapeake was obligated to drill, cause to be drilled or participate as a non-operator in the drilling of the 118 Development Wells by June 30, 2016. Additionally, based on Chesapeake’s assessment of the ability of a Development Well to produce in paying quantities, Chesapeake was obligated to either complete and tie into production or plug and abandon each Development Well. Chesapeake has retained an interest in each of the Producing Wells and Development Wells and currently operates 96% of the Producing Wells and the completed Development Wells. As of June 30, 2016, Chesapeake had fulfilled its drilling obligation under the development agreement.
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
The Trust's revenues and distributable income available to unitholders have been adversely affected throughout 2017 and 2018 due to natural declines in production. The Trust expects production to decline further and expects distributable income to continue to be adversely affected. On February 4, 2019, the Trust declared a cash distribution of $0.0631 per common unit, consisting of proceeds attributable to production from September 1, 2018 to November 30, 2018. The distribution was paid on March 1, 2019 to record unitholders as of February 19, 2019. See Note 5 for information regarding prior distributions paid and Note 6 for information regarding the distribution paid on March 1, 2019.
During the years ended December 31, 2018 and 2017, the Trust recognized no impairments of the Royalty Interests. See Investment in Royalty Interests below for further discussion of the impairment analysis.
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
On a quarterly basis, the Trust evaluates the carrying value of the Investment in Royalty Interests under the full cost accounting rules of the SEC. This quarterly review is referred to as a ceiling test. Under the ceiling test, the carrying value of the Investment in Royalty Interests may not exceed an amount equal to the sum of the present value (using a 10% discount rate) of the estimated future net revenues from proved reserves. During the years ended December 31, 2018 and 2017 there were no impairments to the carrying value of the Investment in Royalty Interests. See Risks and Uncertainties above for further discussion.
Loan Commitment.  Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course expenses as they become due, Chesapeake will loan funds to the Trust necessary to pay such expenses. Such loans will be recorded as a liability on the Statements of Assets, Liabilities and Trust Corpus until repaid. A loan neither increases nor decreases distributions to unitholders; however, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount and unless Chesapeake agrees otherwise) until the loan is repaid. There were no loans outstanding as of December 31, 2018 or December 31, 2017.
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
Trustee Administrative Fee.  Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $175,000 to the Trustee, paid in equal quarterly installments. The administrative fee may be adjusted for inflation by no more than 3% in any calendar year beginning in 2015. The Trustee's annual administrative fees were adjusted upward by 2.5% for the 2018 calendar year and 2.1% for the 2017 calendar year.
Agreements with Chesapeake.  In connection with the initial public offering and the conveyance of the Royalty Interests to the Trust, the Trust entered into an administrative service agreement, a development agreement and a registration rights agreement with Chesapeake.
Pursuant to the administrative services agreement, Chesapeake provides the Trust with certain accounting, tax preparation, bookkeeping and information services related to the Royalty Interests and the registration rights agreement. In return for the services provided by Chesapeake under the administrative services agreement, the Trust pays Chesapeake, in equal quarterly installments, an annual fee of $200,000, which will remain fixed for the life of the Trust. Chesapeake is also entitled to receive reimbursement for its actual out-of-pocket fees, costs and expenses incurred in connection with the provision of any of the services under the agreement. Chesapeake was paid approximately $270,000 and $218,000 in fees and reimbursements in 2018 and 2017, respectively.
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
Loan Commitment. Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including available cash reserves) is insufficient to pay the Trust’s ordinary course expenses as they become due, Chesapeake will loan funds to the Trust necessary to pay such expenses. Any funds loaned by Chesapeake pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness for borrowed money of the Trust. If Chesapeake loans funds pursuant to this commitment, unless Chesapeake agrees otherwise, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. There were no loans outstanding as of December 31, 2018 or December 31, 2017.

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS – (Continued)

5.	Distributions to Unitholders
The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s expenses, approximately 60 days following the completion of each quarter through (and including) the quarter ending June 30, 2031.
For the years ended December 31, 2018 and 2017, the Trust declared and paid the following cash distributions:

Production Period	Distribution Date	Cash Distribution per Common Unit	Cash Distribution per Subordinated Unit(1)
June 2018 – August 2018	November 29, 2018	$0.0534	$—
March 2018 - May 2018	August 30, 2018	$0.0626	$—
December 2017 - February 2018	May 31, 2018	$0.0469	$—
September 2017 - November 2017	March 2, 2018	$0.0787	$—

June 2017 – August 2017(2)	November 30, 2017	$0.0657	$—
March 2017 – May 2017(3)	August 31, 2017	$0.1003	$—
December 2016 – February 2017	June 1, 2017	$0.1005	$—
September 2016 – November 2016	March 2, 2017	$0.0912	$—
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

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS – (Continued)

6. Subsequent Events
The Trust's quarterly income available for distribution was $0.0631 per common unit for the production period from September 1, 2018 to November 30, 2018. On February 4, 2019, the Trust declared a cash distribution of $0.0631 per common unit attributable to such production period. The distribution was paid on March 1, 2019 to record unitholders as of February 19, 2019. All Trust unit holders share on a pro rata basis in the Trust's distributable income.
Distributable income attributable to production from September 1, 2018 to November 30, 2018, was calculated as follows (in thousands except for unit and per unit amounts):

Revenues:
Royalty income(1)	$3,363
Expenses:
Production taxes	(241)
Trust administrative expenses(2)	(63)
Total expenses	(304)
Cash withheld to increase cash reserves(3)	$(107)
Distributable income available to unitholders	$2,952

Distributable income per common unit (46,750,000 units)	$0.0631
 ___________________________________________________

(1)	Net of certain post-production expenses.

(2)	Includes cash reserves withheld (used).

(3)
Commencing with the distribution to unitholders payable in first quarter 2019, the Trustee intends to begin withholding the greater of $70,000 or 3.5% of the funds otherwise available for distribution each quarter to gradually increase existing cash reserves by a total of approximately $850,000. The Trustee may increase or decrease the targeted amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders. Cash held in reserve will be invested as required by the trust agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to unitholders, together with interest earned on the funds.

In March 2019, the Trust's cash on hand (including cash reserves) was not sufficient to pay the Trust's ordinary course expenses as they became due. Chesapeake loaned $275,000 to the Trust necessary to pay such expenses and agreed to permit the Trust to continue making distributions while the loan was outstanding. The Trust intends to repay the loan in May 2019.

CHESAPEAKE GRANITE WASH TRUST
SUPPLEMENTARY INFORMATION

Quarterly Financial Data (unaudited)
The following is a summary of royalty income and distributable income by quarter for 2018 and 2017:

	Year Ended December 31, 2018
	Q1	Q2	Q3	Q4	2018
	($ in thousands, except per unit data)
Royalty income	$3,925	$3,362	$3,171	$3,046	$13,504
Distributable income	$3,680	$2,193	$2,925	$2,498	$11,296
Distributable income per common unit	$0.0787	$0.0469	$0.0626	$0.0534	$0.2416

	Year Ended December 31, 2017
	Q1	Q2	Q3	Q4	2017
	($ in thousands, except per unit data)
Royalty income	$3,773	$4,533	$3,939	$3,420	$15,665
Distributable income	$3,197	$3,523	$3,518	$3,073	$13,311
Distributable income per common unit	$0.0912	$0.1005	$0.1003	$0.0657	$0.3577
Distributable income per subordinated unit(1)	$—	$—	$—	$—	$—

(1)
On June 30, 2017, the subordinated units automatically converted into common units on a one-for-one basis. Distributions made on common units no longer have the benefit of the subordination threshold, nor are the common units subject to the incentive threshold, and all Trust unitholders share on a pro rata basis in the Trust's distribution.

Supplemental Disclosures About Oil, Natural Gas and NGL Producing Activities (unaudited)
Net Capitalized Costs. Capitalized costs related to the Trust's oil, natural gas and NGL producing activities are summarized as follows:

	December 31,
	2018	2017
	($ in thousands)
Oil and natural gas properties:
Proved	$487,793	$487,793
Unproved	—	—
Total	487,793	487,793
Less accumulated amortization	(464,752)	(461,488)
Net capitalized costs	$23,041	$26,305
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

CHESAPEAKE GRANITE WASH TRUST
SUPPLEMENTARY INFORMATION – (Continued)

Results of Operations from Oil, Natural Gas and NGL Producing Activities. Chesapeake's results of operations from oil, natural gas and NGL producing activities for the Trust's interest are presented below for the years ended December 31, 2018 and 2017. The following table includes revenues and expenses associated directly with the Trust's oil and natural gas producing activities. Production expenses and production taxes are deducted by Chesapeake prior to remittance of royalty income to the Trust. The following calculation does not include any interest income or general and administrative costs and, therefore, is not necessarily indicative of distributable income:

	Years Ended December 31,
	2018	2017
	($ in thousands)
Sales of oil, natural gas and NGL	$13,504	$15,665
Production taxes	(878)	(669)
Amortization of investment in royalty interests	(3,264)	(4,419)
Results of operations from oil, natural gas and NGL producing activities	$9,362	$10,577
The following oil, natural gas and NGL information was prepared on an accrual basis, which is the basis upon which Chesapeake maintains its records and is different from the modified cash basis on which the Trust financial statements are prepared. A reconciliation of information presented on the modified cash basis to the accrual basis for the year ended December 31, 2018 is as follows:

		For the Period Ended
Year Ended December 31, 2018	Modified Cash Basis(1)	September 1, 2017 to December 31, 2017	September 1, 2018 to December 31, 2018	Accrual Basis(2)

Production Data:
Oil (mbbl)	97	(31)	30	96
Natural Gas (mmcf)	2,492	(903)	835	2,424
NGL (mbbl)	265	(92)	50	223
Total (mboe)	777	(274)	219	722

Royalty income (in thousands)	$13,504	$(4,644)	$3,779	$12,639
Production taxes (in thousands)	(878)	437	(407)	(848)
	$12,626	$(4,207)	$3,372	$11,791
 ___________________________________________________

(1)
Oil, natural gas and NGL volumes attributable to the Royalty Interests and related revenues and expenses included in Chesapeake's 2018 net revenue distributions to the Trust. Represents oil, natural gas and NGL production from September 1, 2017 to August 31, 2018.

(2)
Oil, natural gas and NGL volumes attributable to the Royalty Interests and related revenues and expenses, presented on an accrual basis, from January 1, 2018 through December 31, 2018, a portion of which will be reflected on the modified cash basis in distributable income in subsequent quarters.

CHESAPEAKE GRANITE WASH TRUST
SUPPLEMENTARY INFORMATION – (Continued)

A reconciliation of information presented on the modified cash basis to the accrual basis for the year ended December 31, 2017 is as follows:

		For the Period Ended
Year Ended December 31, 2017	Modified Cash Basis(1)	September 1, 2016 to December 31, 2016	September 1, 2017 to December 31, 2017	Accrual Basis(2)

Production Data:
Oil (mbbl)	134	(47)	31	118
Natural Gas (mmcf)	3,296	(1,189)	903	3,010
NGL (mbbl)	332	(108)	92	316
Total (mboe)	1,015	(353)	274	936

Royalty income (in thousands)	$15,665	$(5,486)	$4,644	$14,823
Production taxes (in thousands)	(669)	228	(437)	(878)
	$14,996	$(5,258)	$4,207	$13,945
___________________________________________________

(1)
Oil, natural gas and NGL volumes attributable to the Royalty Interests and related revenues and expenses included in Chesapeake's 2017 net revenue distributions to the Trust. Represents oil, natural gas and NGL production from September 1, 2016 to August 31, 2017.

(2)
Oil, natural gas and NGL volumes attributable to the Royalty Interests and related revenues and expenses, presented on an accrual basis, from January 1, 2017 through December 31, 2017, a portion of which will be reflected on the modified cash basis in distributable income in subsequent quarters.

Estimated Oil, Natural Gas and NGL Reserve Quantities. The Trust's independent petroleum engineering firm, Software Integrated Solutions, Division of Schlumberger Technology Corporation, estimated all of the proved reserves as of December 31, 2018 for the Royalty Interests. The qualifications of the technical person at Software Integrated Solutions primarily responsible for overseeing the firm's preparation of the Trust's reserve estimates are set forth below.

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

CHESAPEAKE GRANITE WASH TRUST
SUPPLEMENTARY INFORMATION – (Continued)

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
The information below on the oil, natural gas and NGL reserves attributed to the Royalty Interests is presented in accordance with regulations prescribed by the SEC in effect as of the date of such estimates. Reserve estimates are generally based upon extrapolation of historical production trends, analogy to similar properties and volumetric calculations. Accordingly, these estimates will change as future information becomes available and as commodity prices change. Such changes could be material and could occur in the near term.
Presented below is a summary of changes in estimated reserves of the Royalty Interests for 2018 and 2017.

	December 31, 2018
	Oil	Gas	NGL	Total
	(mbbl)	(mmcf)	(mbbl)	(mboe)
Proved reserves, beginning of period	604	19,657	2,058	5,938
Revisions of previous estimates, price(1)	27	649	54	190
Revisions of previous estimates, other(2)	(24)	(621)	(202)	(331)
Production	(96)	(2,424)	(223)	(722)
Proved reserves, end of period	511	17,261	1,687	5,075

Proved developed reserves:
Beginning of period	604	19,657	2,058	5,938
End of period	511	17,261	1,687	5,075

Proved undeveloped reserves:
Beginning of period	—	—	—	—
End of period	—	—	—	—

CHESAPEAKE GRANITE WASH TRUST
SUPPLEMENTARY INFORMATION – (Continued)

	December 31, 2017
	Oil	Gas	NGL	Total
	(mbbl)	(mmcf)	(mbbl)	(mboe)
Proved reserves, beginning of period	686	23,296	2,033	6,601
Extensions, discoveries and other additions	—	—	—	—
Revisions of previous estimates, price(3)	58	1,860	166	533
Revisions of previous estimates, other(4)	(22)	(2,489)	175	(260)
Production	(118)	(3,010)	(316)	(936)
Proved reserves, end of period	604	19,657	2,058	5,938

Proved developed reserves:
Beginning of period	686	23,296	2,033	6,601
End of period	604	19,657	2,058	5,938

Proved undeveloped reserves:
Beginning of period	—	—	—	—
End of period	—	—	—	—

___________________________________________________

(1)
During 2018, the Trust recorded upward reserve revisions of 190 mboe to the December 31, 2017 estimates of reserves resulting from changes in oil and natural gas prices. Before basis differential adjustments, oil and natural gas prices used in estimating proved reserves increased as of December 31, 2018 compared to December 31, 2017 using the trailing 12-month average prices required by the SEC. Oil prices increased by $14.22 per bbl, or 28%, to $65.56 per bbl from $51.34 per bbl. Natural gas prices increased $0.12 per mcf, or 4%, to $3.10 per mcf from $2.98 per mcf.

(2)
During 2018, the Trust recorded downward reserve revisions of 331 mboe to the December 31, 2017 estimates of reserves resulting from changes to previous estimates. These non-price related revisions were primarily attributable to lower production in forecasts.

(3)
During 2017, the Trust recorded upward reserve revisions of 533 mboe to the December 31, 2016 estimates of reserves resulting from changes in oil and natural gas prices. Before basis differential adjustments, oil and natural gas prices used in estimating proved reserves increased as of December 31, 2017 compared to December 31, 2016 using the trailing 12-month average prices required by the SEC. Oil prices increased by $8.59 per bbl, or 20%, to $51.34 per bbl from $42.75 per bbl. Natural gas prices increased $0.49 per mcf, or 20%, to $2.98 per mcf from $2.49 per mcf.

(4)
During 2017, the Trust recorded downward reserve revisions of 260 mboe to the December 31, 2016 estimates of reserves resulting from changes to previous estimates. These non-price related revisions were primarily attributable to lower production in forecasts.

CHESAPEAKE GRANITE WASH TRUST
SUPPLEMENTARY INFORMATION – (Continued)

Presented below is a summary of the adjustment to the estimated reserves attributable to the Royalty Interests to adjust the reserves to the balance attributable to the Trust under the modified cash basis of accounting as of December 31, 2018 and 2017. As of December 31, 2018 and 2017 the Trust had not received royalty income associated with the production sold from each of the production periods from September 1 – December 31, 2018 and September 1 – December 31, 2017, respectively.

	December 31, 2018
	Oil	Gas	NGL	Total
	(mbbl)	(mmcf)	(mbbl)	(mboe)
Proved reserves, accrual basis	511	17,261	1,687	5,075
Production September 1 – December 31, 2018	30	835	50	219
Adjusted Proved reserves, on a modified cash basis	541	18,096	1,737	5,294

	December 31, 2017
	Oil	Gas	NGL	Total
	(mbbl)	(mmcf)	(mbbl)	(mboe)
Proved reserves, accrual basis	604	19,657	2,058	5,938
Production September 1 – December 31, 2017	31	903	92	274
Adjusted Proved reserves, on a modified cash basis	635	20,560	2,150	6,212
Standardized Measure of Discounted Future Net Cash Flows. Accounting Standards Topic 932 prescribes guidelines for computing a standardized measure of future net cash flows and changes therein relating to estimated proved reserves. Chesapeake has advised the Trustee that Chesapeake followed these guidelines, which are briefly discussed below.
Future cash inflows and future production costs as of December 31, 2018 and 2017 were determined by applying the trailing average of the first-day-of-the-month prices for the 12 months of the year and year-end costs to the estimated quantities of oil, natural gas and NGL to be produced. Actual future prices and costs may be materially higher or lower than the 12-month average prices and year-end costs used. For each year, estimates are made of quantities of proved reserves and the future periods during which they are expected to be produced based on continuation of the economic conditions applied for that year. The resulting future net cash flows are reduced to present value amounts by applying a 10% annual discount factor.
The assumptions used to compute the standardized measure are those prescribed by the Financial Accounting Standards Board and, as such, do not necessarily reflect the expectations of actual revenue to be derived from those reserves nor their present worth. The limitations inherent in the reserve quantity estimation process, as discussed previously, are equally applicable to the standardized measure computation since these estimates reflect the valuation process.
The following summary sets forth the future net cash flows relating to proved oil, natural gas and NGL reserves based on the standardized measure:

	Years Ended December 31,
	2018		2017
	($ in thousands)
Future cash inflows	$78,267	(1)	$82,305	(2)
Future production costs(3)	(5,647)		(5,923)
Future development costs(4)	—		—
Future income tax provisions(5)	—		—
Future net cash flows	72,620		76,382
Less effect of a 10% discount factor	(30,301)		(31,765)
Standardized measure of discounted future net cash flows	$42,319		$44,617
___________________________________________________

CHESAPEAKE GRANITE WASH TRUST
SUPPLEMENTARY INFORMATION – (Continued)

(1)
Calculated using prices of $3.10 per mcf of natural gas and $65.56 per bbl of oil and NGL, before field differentials. Including the effect of price differential adjustments, the prices used in computing the reserves attributable to the Royalty Interests as of December 31, 2018 were $0.69 per mcf of natural gas, $61.61 per barrel of oil and $20.62 per barrel of NGL.

(2)
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

Changes in Standardized Measure of Discounted Future Net Cash Flows. The following schedule reconciles the changes for the years ended December 31, 2018 and 2017 in the standardized measure of discounted future net cash flows relating to proved reserves:

	Years Ended December 31,
	2018	2017
	($ in thousands)
Standardized measure, beginning of period	$44,617	$34,485
Sales of oil and gas produced, net of production costs	(11,791)	(13,945)
Net changes in prices and production costs	5,879	17,645
Revision of previous quantity estimates	(1,169)	2,108
Accretion of discount	4,462	3,449
Production timing and other	321	875
Standardized measure, end of period	$42,319	$44,617

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.

ITEM 9A.	Controls and Procedures
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
The Vice President of the Trustee has evaluated the effectiveness of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this Annual Report. Based on her evaluation, as of December 31, 2018, she has concluded that the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.
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
As of December 31, 2018, the Trustee assessed the effectiveness of the Trust's internal control over financial reporting based on the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2018 based on those criteria.
Changes in Internal Control over Financial Reporting.
There were no changes in internal controls over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the holders of more than 10 percent of the Trust units to file with the SEC reports regarding their ownership and changes in ownership of the Trust units. The Trustee is not aware of any 10 percent unitholder having failed to comply with all Section 16(a) filing requirements in 2018. In making these statements, the Trustee has relied upon examination of the copies of documents, to the extent there were any, provided to the Trust.

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

During the year ended December 31, 2018, the Trustee received an administrative fee of $180,551 from the Trust and during the year ended December 31, 2017 the Trustee received an administrative fee of $178,675 from the Trust. The Trust does not have any executive officers, directors or employees. Because the Trust does not have a board of directors, it does not have a compensation committee.

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

Under the terms of the Trust agreement, the Trust pays an annual administrative fee to the Trustee of $175,000 (which may be adjusted beginning on January 1, 2015), paid in four quarterly installments of $43,750 each and is billed in arrears. As of December 31, 2018, a 2.5% inflation adjustment had been made for the 2018 calendar year. As the Trust uses the modified cash basis of accounting, general and administrative expenses in the Trust's statements of distributable income for the year ended December 31, 2018 include $180,551 for administrative fees paid to the Trustee and for the year ended December 31, 2017 include $178,675 for administrative fees paid to the Trustee.

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

ITEM 14.	Principal Accountant Fees and Services

Estimated fees for services performed by PricewaterhouseCoopers L.L.P. for the years ended December 31, 2018 and 2017, are as follows:

	Years Ended December 31,
	2018	2017
Audit Fees(1)	$240,000	$310,000
Tax Fees	342,662	353,021
Total	$582,662	$663,021
 _____________________________________________________________________

(1)	Fees for audit services in 2018 and 2017 include fees for the reviews of the Trust's quarterly financial statements.

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
Date: March 22, 2019

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