Form 10-Q
period 2019-03-31
CHESAPEAKE GRANITE WASH TRUST
filed 2019-05-14
CIK 1524769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X]    Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2019
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [ ]
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes [X] No [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer," “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]	Smaller reporting company [X]	Emerging growth company [ ]
If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [X]

Title of each class	Trading symbol(s)	Name on each exchange of which registered
Common Units	CHKR	New York Stock Exchange
As of May 2, 2019, 46,750,000 common units representing beneficial interests in Chesapeake Granite Wash Trust were outstanding.

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

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Quarterly Report”) includes “forward-looking statements” about the Trust and Chesapeake and other matters discussed herein that are subject to risks and uncertainties that are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact included in this document, including, without limitation, statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I and elsewhere herein regarding the proved oil, natural gas and natural gas liquids ("NGL") reserves associated with the properties underlying the Royalty Interests, the Trust’s or Chesapeake’s future financial position, business strategy, budgets, projected costs and plans and objectives for future operations, information regarding target distributions, statements pertaining to future development activities and costs and information regarding production and reserve growth, are forward-looking statements. Actual outcomes and results may differ materially from those projected. Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “seek,” “plan,” “goal,” “assume,” “target,” “should,” “intend,” “ability,” “will,” “would,” “forecast” or other words that convey the uncertainty of future events or outcomes. These statements are based on certain assumptions made by the Trust, and by Chesapeake, in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform with such expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Item 1A of Part I of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2018 (the "2018 Form 10-K") and those set forth from time to time in the Trust’s filings with the United States Securities and Exchange Commission (the "SEC"), which could affect the future results of the energy industry in general, and the Trust and Chesapeake in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, may not have the expected consequences to or effects on Chesapeake’s business and the Trust. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. These factors should not be construed as exhaustive, and there may also be other risks that we are unable to predict at this time. The Trustee relies on Chesapeake for information regarding the Royalty Interests, the Underlying Properties (as defined below) and Chesapeake itself. The Trust undertakes no obligation to publicly update or revise any forward-looking statements and expressly disclaims any obligation to do so, except as required by applicable law.

Table of Contents

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (Unaudited)

	March 31, 2019	December 31, 2018

	($ in thousands)
ASSETS:
Cash and cash equivalents	$1,319	$1,337

Investment in Royalty Interests	487,793	487,793
Less: accumulated amortization and impairment	(465,399)	(464,752)
Net Investment in Royalty Interests	22,394	23,041
Total assets	$23,713	$24,378
LIABILITIES AND TRUST CORPUS:
Loan from Chesapeake	275	—
Total liabilities	275	—
Trust Corpus; 46,750,000 common units issued and outstanding at March 31, 2019 and December 31, 2018	23,438	24,378
Total liabilities and Trust corpus	$23,713	$24,378

The accompanying notes are an integral part of these financial statements.

CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF DISTRIBUTABLE INCOME (Unaudited)

	Three Months Ended March 31,
	2019	2018
	($ in thousands, except unit and per unit data)
REVENUES:
Royalty income	$3,363	$3,925
EXPENSES:
Production taxes	(241)	(243)
Trust administrative expenses	(63)	(2)
Cash reserves withheld	(107)	—
Total expenses	(411)	(245)
Distributable income available to unitholders	$2,952	$3,680

Distributable income per common unit (46,750,000 common units)	$0.0631	$0.0787

CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)

	Three months ended March 31,
	2019	2018
	($ in thousands)
TRUST CORPUS: Beginning of period	$24,378	$27,604
Cash reserve deficit	(294)	(199)
Amortization of Investment in Royalty Interests	(646)	(788)
Distributable income	2,952	3,680
Distributions paid to unitholders	(2,952)	(3,680)
TRUST CORPUS: End of period	$23,438	$26,617

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

2.	Basis of Presentation and Significant Accounting Policies
Basis of Accounting.  The accompanying Statement of Assets, Liabilities and Trust Corpus as of March 31, 2019 and December 31, 2018 and the unaudited interim financial statements of the Trust as of and for the three months ended March 31, 2019 and 2018 have been presented in accordance with the rules and regulations of the SEC and include all adjustments which are, in the opinion of the Trustee, necessary to fairly state the Trust's financial position and results of operations for the periods presented. The accompanying unaudited interim financial statements should be read in conjunction with the December 31, 2018 audited financial statements and notes of the Trust, included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2018. These financial statements have been prepared in accordance with the SEC instructions to Form 10-Q and, therefore, do not include all disclosures required for financial statements prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP").
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

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
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
The Trust's revenues and distributable income available to unitholders were adversely affected throughout 2018 and to date in 2019 due to natural declines in production. The Trust expects production to continue to decline and expects distributable income to continue to be adversely affected. On May 3, 2019, the Trust declared a cash distribution of $0.0303 per common unit (the "May 2019 Distribution"), consisting of proceeds attributable to production from December 1, 2018 to February 28, 2019. The distribution will be paid on May 30, 2019 to common unitholders of record as of May 20, 2019. See Note 5 for information regarding prior distributions paid and Note 6 for information on the May 2019 Distribution.
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
On a quarterly basis, the Trust evaluates the carrying value of the Investment in Royalty Interests under the full cost accounting rules of the SEC. This quarterly review is referred to as a ceiling test. Under the ceiling test, the carrying value of the Investment in Royalty Interests may not exceed an amount equal to the sum of the present value (using a 10% discount rate) of the estimated future net revenues from proved reserves. In the three months ended March 31, 2019 and 2018, the Trust recognized no impairments of the Royalty Interests.
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

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)

however, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount and unless Chesapeake otherwise consents in writing) until the loan is repaid. Chesapeake loaned $275,000 to the Trust in March 2019 to cover Trust expenses and consented in writing to the Trust making the May 2019 Distribution while the loan is outstanding. The Trust intends to repay the loan in May 2019. There were no loans outstanding as of December 31, 2018.
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
Trustee Administrative Fee.  Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $175,000 to the Trustee, paid in equal quarterly installments. The administrative fee may be adjusted for inflation by no more than 3% in any calendar year beginning in 2015. The Trustee's annual administrative fees were adjusted upward by 2.5% for the 2018 calendar year.
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
The Trust also entered into a registration rights agreement for the benefit of Chesapeake and certain of its affiliates (each, a “holder”). Pursuant to the registration rights agreement, the Trust agreed to register the Trust units held by each such holder for resale under the Securities Act of 1933, as amended, under certain circumstances. In connection with the preparation and filing of any registration statement, Chesapeake will bear all costs and expenses incidental to such registration statement, excluding certain internal expenses of the Trust, which will be borne by the Trust, and any underwriting discounts and commissions, which will be borne by the seller of the Trust units.
Loan Commitment. Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including available cash reserves, if any) is not sufficient to pay the Trust’s ordinary course expenses as they become due, Chesapeake will loan funds to the Trust necessary to pay such expenses. Any funds loaned by Chesapeake pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness for borrowed money of the Trust. If Chesapeake loans funds pursuant to this commitment, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount and unless Chesapeake otherwise consents in writing) until such loan is repaid. Chesapeake loaned $275,000 to the Trust in March 2019 to cover Trust expenses and consented in writing to the Trust making the May 2019 Distribution while the loan is outstanding. The Trust intends to repay the loan in May 2019. There were no loans outstanding as of December 31, 2018.

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)

5.	Distributions to Unitholders
The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s expenses, approximately 60 days following the completion of each quarter through (and including) the quarter ending June 30, 2031.
For the three months ended March 31, 2019 and 2018, the Trust declared and paid the following cash distributions:

Production Period	Distribution Date	Cash Distribution per Common Unit
September 2018 - November 2018	March 1, 2019	$0.0631

September 2017 - November 2017	March 2, 2018	$0.0787

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)

6. Subsequent Events
The Trust's quarterly income available for distribution was $0.0303 per common unit for the production period from December 1, 2018 to February 28, 2019. On May 3, 2019, the Trust declared the May 2019 Distribution attributable to such production period. The distribution will be paid on May 30, 2019 to common unitholders of record as of May 20, 2019. All Trust unitholders share on a pro rata basis in the Trust's distributable income.
Distributable income attributable to production from December 1, 2018 to February 28, 2019 was calculated as follows (in thousands, except for unit and per unit amounts):

REVENUES:
Royalty income(a)	$2,510
EXPENSES:
Production taxes	(182)
Trust administrative expenses(b)	(841)
Total expenses	(1,023)
Cash withheld to increase cash reserves(c)	$(70)
Distributable income available to common unitholders	$1,417

Distributable income per common unit(d)	$0.0303
___________________________________________________

(a)	Net of certain post-production expenses.

(b)	Includes the cash advance for administrative expenses.

(c)
Commencing with the distribution to unitholders payable in first quarter 2019, the Trustee began withholding the greater of $70,000 or 3.5% of the funds otherwise available for distribution each quarter to gradually increase existing cash reserves by a total of approximately $850,000. The Trustee may increase or decrease the targeted amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to unitholders, together with interest earned on the funds.

(d)	Calculation of distributable income per common unit is based on 46,750,000 common units issued and outstanding as of May 2, 2019.

ITEM 2.	Trustee's Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The following discussion and analysis is intended to help the reader understand the Trust’s financial condition and results of operations. This discussion and analysis should be read in conjunction with the Trust’s unaudited interim financial statements and the accompanying notes relating to the Trust and the Underlying Properties included in Item 1 of Part I of this Quarterly Report as well as the Trust’s Annual Report on Form 10-K for the year ended December 31, 2018.
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

The Trust is required to make quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s administrative expenses, on or about 60 days following the completion of each calendar quarter through (and including) the quarter ending June 30, 2031. During the three months ended March 31, 2019, a distribution was paid on March 1, 2019. See Liquidity and Capital Resources below and Note 5 to the financial statements contained in Item 1 of Part I of this Quarterly Report for more information regarding this distribution.
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

Results of Trust Operations
The quarterly payments to the Trust with respect to the Royalty Interests are based on the amount of proceeds actually received by Chesapeake during the preceding calendar quarter. Proceeds from production are typically received by Chesapeake the month following the month of production. Due to the timing of the payment of production proceeds, quarterly distributions made by Chesapeake to the Trust generally include royalties attributable to sales of oil, natural gas and NGL for three months, comprised of the first two months of the quarter just ended and the last month of the quarter prior to that one. Chesapeake is required to make the Royalty Interest payments to the Trust within 35 days after the end of each calendar quarter. During the three months ended March 31, 2019, the Trust received payments on the Royalty Interests representing royalties attributable to proceeds from sales of oil, natural gas and NGL for September 1, 2018 to November 30, 2018.
The Trust's revenues and distributable income available to unitholders were adversely affected throughout 2018 and to date in 2019 by natural declines in production. The Trust expects production to decline further and expects distributable income to continue to be adversely affected.
The Trust's Investment in Royalty Interests is subject to a quarterly full cost ceiling test. In the three months ended March 31, 2019 and 2018, the Trust recognized no impairments of the Royalty Interests. See Investment in Royalty Interests in Note 2 to the financial statements contained in Item 1 of Part I of this Quarterly Report and Trust Operations for further discussion.
Distributable Income

	Three Months Ended March 31,
	2019	2018	Change
	($ in thousands, except per unit data)
Distributable income available to unitholders	$2,952	$3,680	(20)%

Distributable income per common unit(a)	$0.0631	$0.0787	(20)%
 _____________________________________________________

(a)	See Notes 1 and 5 to the financial statements contained in Item 1 of Part I of this Quarterly Report.
The $728,000 decrease in distributable income during the current quarter was primarily due to a decrease in the sales volumes of oil, natural gas and NGL in the production period from September 1, 2018 to November 30, 2018 (current production quarter) as compared to the production period from September 1, 2017 to November 30, 2017 (prior production quarter).

Royalty Income

	Three Months Ended March 31,
	2019	2018	Change
	($ in thousands, except per unit data)
Royalty income(a)	$3,363	$3,925	(14)%

Estimated production from trust properties:
Oil sales volumes (MBbl)	25	25	—%
Natural gas sales volumes (MMcf)	618	674	(8)%
Natural gas liquids sales volumes (MBbl)	51	85	(40)%
Total sales volumes (Mboe)	179	223	(20)%

Average prices received for production(b):
Oil ($/Bbl)	$61.22	$47.43	29%
Natural gas ($/Mcf)	$1.09	$1.01	8%
Natural gas liquids ($/Bbl)	$23.02	$24.09	(4)%
Total average prices received ($/boe)	$18.79	$17.60	7%
_____________________________________________________

(a)	Net of certain post-production expenses.

(b)	Includes the impact of certain post-production expenses but excludes production taxes.
The increase in the price received per barrel of oil equivalent (boe) in the current production quarter compared to the prior production quarter resulted in an increase of approximately $212,000 in royalty income. This increase was offset by lower sales volumes, which decreased royalty income by approximately $774,000, for a total decrease in royalty income of approximately $562,000. The 44 mboe decrease in total sales attributable to the Royalty Interests for the current production quarter compared to the prior production quarter is primarily due to natural declines in production from the Producing Wells and Development Wells.
Production Taxes

	Three Months Ended March 31,
	2019	2018	Change
	($ in thousands, except per unit data)
Production taxes	$241	$243	(1)%

Production taxes per boe	$1.35	$1.09	24%
Production taxes are calculated as a percentage of oil, natural gas and NGL revenues, net of any applicable tax credits. The decrease in production taxes in the current quarter and current period is primarily due to a decrease in volumes produced.

Trust Administrative Expenses

	Three Months Ended March 31,
	2019	2018	Change
	($ in thousands, except per unit data)
Trust administrative expenses(a)	$63	$2	3,050%
 _____________________________________________________

(a)	Including cash advance for administrative expenses.
Trust administrative expenses primarily consist of the administrative fees paid to the Trustees and Chesapeake as well as costs for accounting and legal services. The increase in expenses in the current quarter is primarily due to the timing of cash advances.

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
The Trust is required to make quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s administrative expenses, on or about 60 days following the completion of each calendar quarter through (and including) the quarter ending June 30, 2031. The 2019 first quarter distribution of $0.0631 per common unit, consisting of proceeds attributable to production from September 1, 2018 through November 30, 2018, was made on March 1, 2019 to record unitholders as of February 19, 2019.
The Trust's quarterly income available for distribution was $0.0303 per common unit consisting of proceeds attributable to production from December 1, 2018 to February 28, 2019. On May 3, 2019, the Trust declared the May 2019 Distribution, attributable to such production period. The distribution will be paid on May 30, 2019 to common unitholders of record as of May 20, 2019. All Trust unitholders share on a pro rata basis in the Trust's distributable income. Distributable income attributable to production from December 1, 2018 to February 28, 2019 was calculated as follows (in thousands, except for unit and per unit amounts):

REVENUES:
Royalty income(a)	$2,510
EXPENSES:
Production taxes	(182)
Trust administrative expenses(b)	(841)
Total expenses	(1,023)
Cash withheld to increase cash reserves(c)	$(70)
Distributable income available to common unitholders	$1,417

Distributable income per common unit(d)	$0.0303
___________________________________________________

(a)	Net of certain post-production expenses.

(b)	Includes the cash advance for administrative expenses.

(c)
Commencing with the distribution to unitholders payable in first quarter 2019, the Trustee began withholding the greater of $70,000 or 3.5% of the funds otherwise available for distribution each quarter to gradually increase existing cash reserves by a total of approximately $850,000. The Trustee may increase or decrease the targeted amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to unitholders, together with interest earned on the funds.

(d)	Calculation of distributable income per common unit is based on 46,750,000 commons units issued and outstanding as of May 2, 2019.

The Trustee can authorize the Trust to borrow money to pay Trust expenses that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from the Trustee as a lender provided the terms of the loan are fair to the Trust unitholders. The Trustee may also deposit funds awaiting distribution in an account with itself, if the interest paid to the Trust at least equals amounts paid by the Trustee on similar deposits, and make other short-term investments with the funds distributed to the Trust. The Trustee may also hold funds awaiting distribution in a non-interest-bearing account.
Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including cash reserves, if any) is not sufficient to pay the Trust’s ordinary course expenses as they become due, Chesapeake will loan funds to the Trust necessary to pay such expenses. Any funds loaned by Chesapeake pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business and may not be used to satisfy Trust indebtedness for borrowed money of the Trust. If Chesapeake loans funds pursuant to this commitment, unless Chesapeake agrees otherwise, no further distributions may be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. In March 2019, the Trust's cash on hand (including cash reserves) was not sufficient to pay the Trust's ordinary course expenses as they became due. Chesapeake loaned $275,000 to the Trust necessary to pay such expenses and consented in writing to the Trust making the May 2019 Distribution while the loan is outstanding. The Trust intends to repay the loan in May 2019. There were no loans outstanding as of December 31, 2018.
Off-Balance Sheet Arrangements
The Trust has no off-balance sheet arrangements. The Trust has not guaranteed the debt of any other party, nor does the Trust have any other arrangements or relationships with other entities that could potentially result in unconsolidated debt, losses or contingent obligations.
Critical Accounting Policies and Estimates
Refer to Note 2 to the financial statements contained in Item 1 of Part I of this Quarterly Report for a discussion of significant accounting policies and estimates that impact the Trust's financial statements. Critical accounting policies and estimates relating to the Trust are contained in Item 7 of Part II of the 2018 Form 10-K.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk
The Trust is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this item.

ITEM 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
The Trust’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act are designed to ensure that the information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Trust is accumulated and communicated by Chesapeake to The Bank of New York Mellon Trust Company, N.A., as the Trustee of the Trust, and its employees who participate in the preparation of the Trust’s periodic reports as appropriate to allow timely decisions regarding required disclosures. The Vice President of the Trustee has evaluated the effectiveness of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this Quarterly Report. Based on her evaluation, as of March 31, 2019, she has concluded that the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.
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
Changes in Internal Control over Financial Reporting.
There were no changes in the Trust's internal control over financial reporting during the three months ended March 31, 2019 which materially affected, or were reasonably likely to materially affect, the Trust's internal control over financial reporting.

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
Date: May 14, 2019

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