Form 10-Q
period 2019-06-30
CHESAPEAKE GRANITE WASH TRUST
filed 2019-08-07
CIK 1524769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X]    Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2019
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
If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [X]
As of August 2, 2019, 46,750,000 common units representing beneficial interests in Chesapeake Granite Wash Trust were outstanding.

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

Table of Contents

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (Unaudited)

	June 30, 2019	December 31, 2018

	($ in thousands)
ASSETS:
Cash and cash equivalents	$1,773	$1,337

Investment in Royalty Interests	487,793	487,793
Less: accumulated amortization and impairment	(466,170)	(464,752)
Net investment in Royalty Interests	21,623	23,041
Total assets	$23,396	$24,378
LIABILITIES AND TRUST CORPUS:
Trust corpus; 46,750,000 common units issued and outstanding at June 30, 2019 and December 31, 2018	23,396	24,378
Total liabilities and Trust corpus	$23,396	$24,378

The accompanying notes are an integral part of these financial statements.

CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF DISTRIBUTABLE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	($ in thousands, except unit and per unit data)
REVENUES:
Royalty income	$2,510	$3,362	$5,873	$7,287
EXPENSES:
Production taxes	(182)	(208)	(423)	(451)
Trust administrative expenses	(841)	(961)	(904)	(963)
Cash reserves withheld	(70)	—	(177)	—
Total expenses	(1,093)	(1,169)	(1,504)	(1,414)
Distributable income available to unitholders	$1,417	$2,193	$4,369	$5,873

Distributable income per common unit (46,750,000 common units)	$0.0303	$0.0469	$0.0934	$0.1256

CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	($ in thousands)		($ in thousands)
TRUST CORPUS: Beginning of period	$23,438	$26,617	$24,378	$27,604
Cash reserve surplus	730	521	436	322
Amortization of Investment in Royalty Interests	(772)	(875)	(1,418)	(1,663)
Distributable income	1,417	2,193	4,369	5,873
Distributions paid to unitholders	(1,417)	(2,193)	(4,369)	(5,873)
TRUST CORPUS: End of period	$23,396	$26,263	$23,396	$26,263

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
The Trust was created to own royalty interests (the “Royalty Interests”) for the benefit of Trust unitholders pursuant to a trust agreement dated as of June 29, 2011, and subsequently amended and restated as of November 16, 2011, by and among Chesapeake, Chesapeake Exploration, L.L.C., a wholly owned subsidiary of Chesapeake, and the Trustees (the “Trust Agreement”). The Royalty Interests are derived from Chesapeake’s interests in specified oil and natural gas properties located within an area of mutual interest (the "AMI") in the Colony Granite Wash play in Washita County in the Anadarko Basin of western Oklahoma (the “Underlying Properties”). Chesapeake conveyed the Royalty Interests to the Trust from (a) Chesapeake’s interests in 69 existing horizontal wells (the “Producing Wells”), and (b) Chesapeake’s interests in 118 horizontal development wells as calculated pursuant to the development agreement (the “Development Wells”), which Chesapeake was obligated to drill, cause to be drilled or participate as a non-operator in the drilling of, from drill sites in the AMI, on or prior to June 30, 2016. As of June 30, 2016, Chesapeake fulfilled its drilling obligation under the development agreement. Chesapeake retained an interest in each of the Producing Wells and Development Wells, and currently operates 96% of the Producing Wells and the completed Development Wells.
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

2.	Basis of Presentation and Significant Accounting Policies
Basis of Accounting.  The accompanying Statement of Assets, Liabilities and Trust Corpus as of June 30, 2019 and December 31, 2018 and the unaudited interim financial statements of the Trust as of and for the three and six months ended June 30, 2019 and 2018 have been presented in accordance with the rules and regulations of the SEC and include all adjustments which are, in the opinion of the Trustee, necessary to fairly state the Trust's financial position and results of operations for the periods presented. The accompanying unaudited interim financial statements should be read in conjunction with the December 31, 2018 audited financial statements and notes of the Trust, included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2018. These financial statements have been prepared in accordance with the SEC instructions to Form 10-Q and, therefore, do not include all disclosures required for financial statements prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP").
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
The Trust's revenues and distributable income available to unitholders have been adversely affected to date in 2019 and throughout 2018 due to natural declines in production. The Trust expects production to continue to decline and expects distributable income to continue to be adversely affected. On August 5, 2019, the Trust declared a cash distribution of $0.0323 per common unit (the "August 2019 Distribution"), consisting of proceeds attributable to production from March 1, 2019 to May 31, 2019. The distribution will be paid on August 29, 2019 to common unitholders of record as of August 19, 2019. See Note 5 for information regarding prior distributions paid and Note 6 for information on the August 2019 Distribution.
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
On a quarterly basis, the Trust evaluates the carrying value of the Investment in Royalty Interests under the full cost accounting rules of the SEC. This quarterly review is referred to as a ceiling test. Under the ceiling test, the carrying value of the Investment in Royalty Interests may not exceed an amount equal to the sum of the present value (using a 10% discount rate) of the estimated future net revenues from proved reserves. In the three and six months ended June 30, 2019 and 2018, the Trust recognized no impairments of the Royalty Interests.
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

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)

however, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount and unless Chesapeake otherwise consents in writing) until the loan is repaid. There were no loans outstanding as of June 30, 2019 and December 31, 2018.
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
Trustee Administrative Fee.  Under the terms of the Trust Agreement, the Trust is required to pay an annual administrative fee of $175,000 to the Trustee, paid in equal quarterly installments. The administrative fee may be adjusted for inflation by no more than 3% in any calendar year beginning in 2015. The Trustee's annual administrative fees were adjusted upward by 2.1% in 2017, 2.1% in 2018, and an additional 1.9% in 2019 to the current amount of $185,893.
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
Loan Commitment. Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including available cash reserves, if any) is not sufficient to pay the Trust’s ordinary course expenses as they become due, Chesapeake will loan funds to the Trust necessary to pay such expenses. Any funds loaned by Chesapeake pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness for borrowed money of the Trust. If Chesapeake loans funds pursuant to this commitment, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount and unless Chesapeake otherwise consents in writing) until such loan is repaid. In the second quarter of 2019, the Trust repaid the $275,000 loan from Chesapeake that was incurred in March 2019. There were no loans outstanding as of June 30, 2019 and December 31, 2018.

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)

5.	Distributions to Unitholders
The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s expenses, approximately 60 days following the completion of each quarter through (and including) the quarter ending June 30, 2031.
For the six months ended June 30, 2019 and 2018, the Trust declared and paid the following cash distributions:

Production Period	Distribution Date	Cash Distribution per Common Unit
December 2018 - February 2019	May 30, 2019	$0.0303
September 2018 - November 2018	March 1, 2019	$0.0631

December 2017 - February 2018	May 31, 2018	$0.0469
September 2017 - November 2017	March 2, 2018	$0.0787

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)

6. Subsequent Events
The Trust's quarterly income available for distribution was $0.0323 per common unit for the production period from March 1, 2019 to May 31, 2019. On August 5, 2019, the Trust declared the August 2019 Distribution attributable to such production period. The distribution will be paid on August 29, 2019 to common unitholders of record as of August 19, 2019. All Trust unitholders share on a pro rata basis in the Trust's distributable income.
Distributable income attributable to production from March 1, 2019 to May 31, 2019 was calculated as follows (in thousands, except for unit and per unit amounts):

REVENUES:
Royalty income(a)	$2,157
EXPENSES:
Production taxes	(131)
Trust administrative expenses(b)	(445)
Total expenses	(576)
Cash withheld to increase cash reserves(c)	(70)
Distributable income available to common unitholders	$1,511

Distributable income per common unit(d)	$0.0323
___________________________________________________

(a)	Net of certain post-production expenses.

(b)	Includes the cash advance for administrative expenses.

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

(d)	Calculation of distributable income per common unit is based on 46,750,000 common units issued and outstanding as of August 2, 2019.

ITEM 2.	Trustee's Discussion and Analysis of Financial Condition and Results of Operations
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

The Trust is required to make quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s administrative expenses, on or about 60 days following the completion of each calendar quarter through (and including) the quarter ending June 30, 2031. During the six months ended June 30, 2019, distributions were paid on March 1, 2019 and May 30, 2019. See Liquidity and Capital Resources below and Note 5 to the financial statements contained in Item 1 of Part I of this Quarterly Report for more information regarding these distributions.
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

Results of Trust Operations
The quarterly payments to the Trust with respect to the Royalty Interests are based on the amount of proceeds actually received by Chesapeake during the preceding calendar quarter. Proceeds from production are typically received by Chesapeake in the month following the month of production. Due to the timing of the payment of production proceeds, quarterly distributions made by Chesapeake to the Trust generally include royalties attributable to sales of oil, natural gas and NGL for three months, comprised of the first two months of the quarter just ended and the last month of the quarter prior to that one. Chesapeake is required to make the Royalty Interest payments to the Trust within 35 days after the end of each calendar quarter. During the six months ended June 30, 2019, the Trust received payments on the Royalty Interests representing royalties attributable to proceeds from sales of oil, natural gas and NGL for September 1, 2018 to February 28, 2019.
The Trust's revenues and distributable income available to unitholders were adversely affected throughout 2018 and to date in 2019 by natural declines in production. The Trust expects production to decline further and expects distributable income to continue to be adversely affected.
The Trust's Investment in Royalty Interests is subject to a quarterly full cost ceiling test. In the three and six months ended June 30, 2019 and 2018, the Trust recognized no impairments of the Royalty Interests. See Investment in Royalty Interests in Note 2 to the financial statements contained in Item 1 of Part I of this Quarterly Report and Trust Operations for further discussion.
Distributable Income

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
	($ in thousands, except per unit data)
Distributable income available to unitholders	$1,417	$2,193	(35)%	$4,369	$5,873	(26)%

Distributable income per common unit(a)	$0.0303	$0.0469	(35)%	$0.0934	$0.1256	(26)%
 _____________________________________________________

(a)	See Notes 1 and 5 to the financial statements contained in Item 1 of Part I of this Quarterly Report.
The $776,000 decrease in distributable income during the current quarter was primarily due to a decrease in sales volumes and the average realized price per boe in the production period from December 1, 2018 to February 28, 2019 (current production quarter) as compared to the production period from December 1, 2017 to February 28, 2018 (prior production quarter).
The $1,504,000 decrease in distributable income during the current period was primarily due to a decrease in sales volumes of oil, natural gas and NGL in the production period from September 1, 2018 to February 28, 2019 (current production period) as compared to the production period from September 1, 2017 to February 28, 2018 (prior production period).

Royalty Income

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
	($ in thousands, except per unit data)
Royalty income(a)	$2,510	$3,362	(25)%	$5,873	$7,287	(19)%

Estimated production from trust properties:
Oil sales volumes (MBbl)	23	24	(4)%	48	49	(2)%
Natural gas sales volumes (MMcf)	546	608	(10)%	1,164	1,282	(9)%
Natural gas liquids sales volumes (MBbl)	45	63	(29)%	96	148	(35)%
Total sales volumes (Mboe)	158	189	(16)%	337	411	(18)%

Average prices received for production(b):
Oil ($/Bbl)	$46.43	$56.96	(18)%	$53.97	$52.02	4%
Natural gas ($/Mcf)	$1.34	$1.08	24%	$1.21	$1.04	16%
Natural gas liquids ($/Bbl)	$16.30	$21.22	(23)%	$19.88	$22.97	(13)%
Total average price received ($/boe)	$15.89	$17.79	(11)%	$17.43	$17.73	(2)%
_____________________________________________________

(a)	Net of certain post-production expenses.

(b)	Includes the impact of certain post-production expenses but excludes production taxes.
The decrease in the average price received per barrel of oil equivalent (boe) in the current production quarter compared to the prior production quarter resulted in a decrease of approximately $301,000 in royalty income. Additionally, lower sales volumes in the current production quarter decreased royalty income by approximately $551,000, for a total decrease in royalty income of approximately $852,000. The 31 mboe decrease in total sales attributable to the Royalty Interests for the current production quarter compared to the prior production quarter is primarily due to natural declines in production from the Producing Wells and Development Wells.
The decrease in the average price received per boe in the current production period compared to the prior production period resulted in a decrease of approximately $101,000 in royalty income. Additionally, lower sales volumes in the current production period decreased royalty income by approximately $1,312,000, for a total decrease in royalty income of approximately $1,414,000. The 74 mboe decrease in total sales attributable to the Royalty Interests for the current production period compared to the prior production period is primarily due to natural declines in production from the Producing Wells and Development Wells.

Production Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
	($ in thousands, except per unit data)
Production taxes	$182	$208	(13)%	$423	$451	(6)%

Production taxes per boe	$1.15	$1.10	5%	$1.26	$1.10	15%
Production taxes are calculated as a percentage of oil, natural gas and NGL revenues, net of any applicable tax credits. The decrease in production taxes in the current quarter and current period is primarily due to a decrease in volumes produced. The increase in production taxes per boe in the current quarter and current period is primarily due to a legislative increase in the Oklahoma production tax rate in the third quarter of 2018.

Trust Administrative Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
	($ in thousands, except per unit data)
Trust administrative expenses(a)	$841	$961	(12)%	$904	$963	(6)%
 _____________________________________________________

(a)	Including cash advance for administrative expenses.
Trust administrative expenses primarily consist of the administrative fees paid to the Trustees and Chesapeake as well as costs for accounting and legal services. The decrease in expenses in the current quarter and current period is primarily due to the timing of cash advances.

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
The Trust is required to make quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s administrative expenses, on or about 60 days following the completion of each calendar quarter through (and including) the quarter ending June 30, 2031. The 2019 second quarter distribution of $0.0303 per common unit, consisting of proceeds attributable to production from December 1, 2018 through February 28, 2019, was made on May 30, 2019 to record unitholders as of May 20, 2019.
The Trust's quarterly income available for distribution was $0.0323 per common unit consisting of proceeds attributable to production from March 1, 2019 to May 31, 2019. On August 5, 2019, the Trust declared the August 2019 Distribution, attributable to such production period. The distribution will be paid on August 29, 2019 to common unitholders of record as of August 19, 2019. All Trust unitholders share on a pro rata basis in the Trust's distributable income. Distributable income attributable to production from March 1, 2019 to May 31, 2019 was calculated as follows (in thousands, except for unit and per unit amounts):

REVENUES:
Royalty income(a)	$2,157
EXPENSES:
Production taxes	(131)
Trust administrative expenses(b)	(445)
Total expenses	(576)
Cash withheld to increase cash reserves(c)	(70)
Distributable income available to common unitholders	$1,511

Distributable income per common unit(d)	$0.0323
___________________________________________________

(a)	Net of certain post-production expenses.

(b)	Includes the cash advance for administrative expenses.

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

(d)	Calculation of distributable income per common unit is based on 46,750,000 commons units issued and outstanding as of August 2, 2019.

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
Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including cash reserves, if any) is not sufficient to pay the Trust’s ordinary course expenses as they become due, Chesapeake will loan funds to the Trust necessary to pay such expenses. Any funds loaned by Chesapeake pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business and may not be used to satisfy Trust indebtedness for borrowed money of the Trust. If Chesapeake loans funds pursuant to this commitment, unless Chesapeake agrees otherwise in writing, no further distributions may be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. In the second quarter of 2019, the Trust repaid the $275,000 loan from Chesapeake that was incurred in March 2019. There were no loans outstanding as of June 30, 2019 and December 31, 2018.
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
Evaluation of Disclosure Controls and Procedures.
The Trust’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act are designed to ensure that the information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Trust is accumulated and communicated by Chesapeake to The Bank of New York Mellon Trust Company, N.A., as the Trustee of the Trust, and its employees who participate in the preparation of the Trust’s periodic reports as appropriate to allow timely decisions regarding required disclosures. The Vice President of the Trustee has evaluated the effectiveness of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this Quarterly Report. Based on her evaluation, as of June 30, 2019, she has concluded that the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.
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
Changes in Internal Control over Financial Reporting.
There were no changes in the Trust's internal control over financial reporting during the three months ended June 30, 2019 that materially affected, or were reasonably likely to materially affect, the Trust's internal control over financial reporting.

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
Date: August 7, 2019

CHESAPEAKE GRANITE WASH TRUST
By:	THE BANK OF NEW YORK MELLON TRUST COMPANY, N.A, Trustee

By:	/s/ Monika Rusin
Monika Rusin
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