Form 10-Q
period 2019-09-30
CHESAPEAKE GRANITE WASH TRUST
filed 2019-11-12
CIK 1524769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X]    Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2019
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
If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [X]
As of November 4, 2019, 46,750,000 common units representing beneficial interests in Chesapeake Granite Wash Trust were outstanding.

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

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Quarterly Report”) includes “forward-looking statements” about the Trust and Chesapeake and other matters discussed herein that are subject to risks and uncertainties that are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact included in this document, including, without limitation, statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I and elsewhere herein regarding the proved oil, natural gas and natural gas liquids ("NGL") reserves associated with the properties underlying the Royalty Interests, the Trust’s or Chesapeake’s future financial position, business strategy, budgets, projected costs and plans and objectives for future operations, information regarding target distributions, statements pertaining to future development activities and costs, information regarding production and reserve growth and future compliance with the listing requirements of the New York Stock Exchange (the "NYSE"), are forward-looking statements. Actual outcomes and results may differ materially from those projected. Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “seek,” “plan,” “goal,” “assume,” “target,” “should,” “intend,” “ability,” “will,” “would,” “forecast” or other words that convey the uncertainty of future events or outcomes. These statements are based on certain assumptions made by the Trust, and by Chesapeake, in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform with such expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Item 1A of Part I of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2018 (the "2018 Form 10-K") and those set forth from time to time in the Trust’s filings with the United States Securities and Exchange Commission (the "SEC"), which could affect the future results of the energy industry in general, and the Trust and Chesapeake in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, may not have the expected consequences to or effects on Chesapeake’s business and the Trust. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. These factors should not be construed as exhaustive, and there may also be other risks that we are unable to predict at this time. The Trustee relies on Chesapeake for information regarding the Royalty Interests, the Underlying Properties (as defined below) and Chesapeake itself. The Trust undertakes no obligation to publicly update or revise any forward-looking statements and expressly disclaims any obligation to do so, except as required by applicable law.

Table of Contents

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (Unaudited)

	September 30, 2019	December 31, 2018

	($ in thousands)
ASSETS:
Cash and cash equivalents	$1,772	$1,337

Investment in Royalty Interests	487,793	487,793
Less: accumulated amortization and impairment	(466,966)	(464,752)
Net investment in Royalty Interests	20,827	23,041
Total assets	$22,599	$24,378
LIABILITIES AND TRUST CORPUS:
Trust corpus; 46,750,000 common units issued and outstanding at September 30, 2019 and December 31, 2018	22,599	24,378
Total liabilities and Trust corpus	$22,599	$24,378

The accompanying notes are an integral part of these financial statements.

CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF DISTRIBUTABLE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	($ in thousands, except unit and per unit data)
REVENUES:
Royalty income	$2,157	$3,171	$8,030	$10,459
EXPENSES:
Production taxes	(131)	(212)	(554)	(664)
Trust administrative expenses	(445)	(34)	(1,349)	(997)
Cash reserves withheld	(70)	—	(247)	—
Total expenses	(646)	(246)	(2,150)	(1,661)
Distributable income available to unitholders	$1,511	$2,925	$5,880	$8,798

Distributable income per common unit (46,750,000 common units)	$0.0323	$0.0626	$0.1258	$0.1882

CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	($ in thousands)		($ in thousands)
TRUST CORPUS: Beginning of period	$23,396	$26,263	$24,378	$27,604
Cash reserve surplus (deficit)	(1)	(329)	435	(7)
Amortization of Investment in Royalty Interests	(796)	(761)	(2,214)	(2,424)
Distributable income	1,511	2,925	5,880	8,798
Distributions paid to unitholders	(1,511)	(2,925)	(5,880)	(8,798)
TRUST CORPUS: End of period	$22,599	$25,173	$22,599	$25,173

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

2.	Basis of Presentation and Significant Accounting Policies
Basis of Accounting.  The accompanying Statement of Assets, Liabilities and Trust Corpus as of September 30, 2019 and December 31, 2018 and the unaudited interim financial statements of the Trust as of and for the three and nine months ended September 30, 2019 and 2018 have been presented in accordance with the rules and regulations of the SEC and include all adjustments which are, in the opinion of the Trustee, necessary to fairly state the Trust's financial position and results of operations for the periods presented. The accompanying unaudited interim financial statements should be read in conjunction with the December 31, 2018 audited financial statements and notes of the Trust, included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2018. These financial statements have been prepared in accordance with the SEC instructions to Form 10-Q and, therefore, do not include all disclosures required for financial statements prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP").
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
The Trust's revenues and distributable income available to unitholders have been adversely affected to date in 2019 and throughout 2018 due to natural declines in production. The Trust expects production to continue to decline and expects distributable income to continue to be adversely affected. On November 5, 2019, the Trust declared a cash distribution of $0.0374 per common unit (the "November 2019 Distribution"), consisting of proceeds attributable to production from June 1, 2019 to August 31, 2019. The distribution will be paid on November 29, 2019 to common unitholders of record as of November 19, 2019. See Note 5 for information regarding prior distributions paid and Note 6 for information on the November 2019 Distribution.
Chesapeake's ability to perform its obligations to the Trust depend on its future results of operations, financial condition and liquidity, which in turn depend upon the supply and demand for oil, natural gas and NGL, prevailing economic conditions, and financial, business and other factors, many of which are beyond Chesapeake's control.
In the event of a bankruptcy of Chesapeake or the wholly owned subsidiaries of Chesapeake that conveyed the Royalty Interests to the Trust, the Trust could lose the value of all of the Royalty Interests if a bankruptcy court were to hold that the Royalty Interests constitute an asset of the bankruptcy estate. Chesapeake could also be unable to provide support to the Trust through loans and performance of its management duties as a result of such bankruptcy proceedings. In November 2019, Chesapeake disclosed that, if depressed commodity prices persist or decline throughout 2020, its ability to comply with the leverage ratio covenant under its revolving credit facility during the next 12 months will be adversely affected, which raises substantial doubt about its ability to continue as a going concern. However, Chesapeake is actively pursuing a variety of transactions and cost-cutting measures and believes it is probable that those measures, as Chesapeake continues to implement them, will enable Chesapeake to comply with its leverage ratio covenant.
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
On a quarterly basis, the Trust evaluates the carrying value of the Investment in Royalty Interests under the full cost accounting rules of the SEC. This quarterly review is referred to as a ceiling test. Under the ceiling test, the carrying value of the Investment in Royalty Interests may not exceed an amount equal to the sum of the present value (using a 10% discount rate) of the estimated future net revenues from proved reserves. In the three and nine months ended September 30, 2019 and 2018, the Trust recognized no impairments of the Royalty Interests.

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Loan Commitment.  Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including available cash reserves, if any) is not sufficient to pay the Trust’s ordinary course expenses as they become due, Chesapeake will loan funds to the Trust necessary to pay such expenses. Such loans will be recorded as a liability on the Statements of Assets, Liabilities and Trust Corpus until repaid. A loan neither increases nor decreases distributions to unitholders; however, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount and unless Chesapeake otherwise consents in writing) until the loan is repaid. There were no loans outstanding as of September 30, 2019 and December 31, 2018.
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

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Loan Commitment. Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including available cash reserves, if any) is not sufficient to pay the Trust’s ordinary course expenses as they become due, Chesapeake will loan funds to the Trust necessary to pay such expenses. Any funds loaned by Chesapeake pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness for borrowed money of the Trust. If Chesapeake loans funds pursuant to this commitment, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount and unless Chesapeake otherwise consents in writing) until such loan is repaid. There were no loans outstanding as of September 30, 2019 and December 31, 2018.

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)

5.	Distributions to Unitholders
The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s expenses, approximately 60 days following the completion of each quarter through (and including) the quarter ending June 30, 2031.
For the nine months ended September 30, 2019 and 2018, the Trust declared and paid the following cash distributions:

Production Period	Distribution Date	Cash Distribution per Common Unit
March 2019 - May 2019	August 29, 2019	$0.0323
December 2018 - February 2019	May 30, 2019	$0.0303
September 2018 - November 2018	March 1, 2019	$0.0631

March 2018 - May 2018	August 30, 2018	$0.0626
December 2017 - February 2018	May 31, 2018	$0.0469
September 2017 - November 2017	March 2, 2018	$0.0787

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)

6. Subsequent Events
The Trust's quarterly income available for distribution was $0.0374 per common unit for the production period from June 1, 2019 to August 31, 2019. On November 5, 2019, the Trust declared the November 2019 Distribution attributable to such production period. The distribution will be paid on November 29, 2019 to common unitholders of record as of November 19, 2019. All Trust unitholders share on a pro rata basis in the Trust's distributable income.
Distributable income attributable to production from June 1, 2019 to August 31, 2019 was calculated as follows (in thousands, except for unit and per unit amounts):

REVENUES:
Royalty income(a)	$1,777
EXPENSES:
Production taxes(b)	28
Trust administrative expenses(c)	14
Total expenses	42
Cash withheld to increase cash reserves(d)	(70)
Distributable income available to common unitholders	$1,749

Distributable income per common unit(e)	$0.0374
___________________________________________________

(a)	Net of certain post-production expenses.

(b)	Includes $129,156 of production taxes for current production offset by ($157,062) of prior period adjustments primarily related to tax refunds on taxes paid from 2010 to 2017.

(c)	Includes the cash advance for administrative expenses. Negative expenses are primarily due to the cash advance in the prior quarter exceeding actual expenses incurred.

(d)
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

(e)	Calculation of distributable income per common unit is based on 46,750,000 common units issued and outstanding as of November 4, 2019.

ITEM 2.	Trustee's Discussion and Analysis of Financial Condition and Results of Operations
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

The Trust is required to make quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s administrative expenses, on or about 60 days following the completion of each calendar quarter through (and including) the quarter ending June 30, 2031. During the nine months ended September 30, 2019, distributions were paid on March 1, 2019, May 30, 2019, and August 29, 2019. See Liquidity and Capital Resources below and Note 5 to the financial statements contained in Item 1 of Part I of this Quarterly Report for more information regarding these distributions.

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
Results of Trust Operations
The quarterly payments to the Trust with respect to the Royalty Interests are based on the amount of proceeds actually received by Chesapeake during the preceding calendar quarter. Proceeds from production are typically received by Chesapeake in the month following the month of production. Due to the timing of the payment of production proceeds, quarterly distributions made by Chesapeake to the Trust generally include royalties attributable to sales of oil, natural gas and NGL for three months, comprised of the first two months of the quarter just ended and the last month of the quarter prior to that one. Chesapeake is required to make the Royalty Interest payments to the Trust within 35 days after the end of each calendar quarter. During the nine months ended September 30, 2019, the Trust received payments on the Royalty Interests representing royalties attributable to proceeds from sales of oil, natural gas and NGL for September 1, 2018 to May 31, 2019.
The Trust's revenues and distributable income available to unitholders were adversely affected throughout 2018 and to date in 2019 by natural declines in production. The Trust expects production to decline further and expects distributable income to continue to be adversely affected.
The Trust's Investment in Royalty Interests is subject to a quarterly full cost ceiling test. In the three and nine months ended September 30, 2019 and 2018, the Trust recognized no impairments of the Royalty Interests. See Investment in Royalty Interests in Note 2 to the financial statements contained in Item 1 of Part I of this Quarterly Report and Trust Operations for further discussion.
Distributable Income

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
	($ in thousands, except per unit data)
Distributable income available to unitholders	$1,511	$2,925	(48)%	$5,880	$8,798	(33)%

Distributable income per common unit(a)	$0.0323	$0.0626	(48)%	$0.1258	$0.1882	(33)%
 _____________________________________________________

(a)	See Notes 1 and 5 to the financial statements contained in Item 1 of Part I of this Quarterly Report.
The $1,414,000 decrease in distributable income during the current quarter was primarily due to a decrease in sales volumes of oil, natural gas and NGL and the average realized price per boe in the production period from March 1, 2019 to May 31, 2019 (current production quarter) as compared to the production period from March 1, 2018 to May 31, 2018 (prior production quarter).
The $2,918,000 decrease in distributable income during the current period was primarily due to a decrease in sales volumes of oil, natural gas and NGL and the average realized price per boe in the production period from September 1, 2018 to May 31, 2019 (current production period) as compared to the production period from September 1, 2017 to May 31, 2018 (prior production period).

Royalty Income

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
	($ in thousands, except per unit data)
Royalty income(a)	$2,157	$3,171	(32)%	$8,030	$10,459	(23)%

Estimated production from trust properties:
Oil sales volumes (MBbl)	22	26	(15)%	70	75	(7)%
Natural gas sales volumes (MMcf)	515	610	(16)%	1,679	1,893	(11)%
Natural gas liquids sales volumes (MBbl)	48	69	(30)%	143	218	(34)%
Total sales volumes (Mboe)	156	197	(21)%	493	608	(19)%

Average prices received for production(b):
Oil ($/Bbl)	$54.68	$62.28	(12)%	$54.34	$55.60	(2)%
Natural gas ($/Mcf)	$0.47	$0.58	(19)%	$0.98	$0.89	10%
Natural gas liquids ($/Bbl)	$14.49	$17.47	(17)%	$18.09	$21.16	(15)%
Total average price received ($/boe)	$13.83	$16.10	(14)%	$16.29	$17.20	(5)%
_____________________________________________________

(a)	Net of certain post-production expenses.

(b)	Includes the impact of certain post-production expenses but excludes production taxes.
The decrease in the average price received per barrel of oil equivalent (boe) in the current production quarter compared to the prior production quarter resulted in a decrease of approximately $354,000 in royalty income. Additionally, lower sales volumes in the current production quarter decreased royalty income by approximately $660,000, for a total decrease in royalty income of approximately $1,014,000. The 41 mboe decrease in total sales attributable to the Royalty Interests for the current production quarter compared to the prior production quarter is primarily due to natural declines in production from the Producing Wells and Development Wells.
The decrease in the average price received per boe in the current production period compared to the prior production period resulted in a decrease of approximately $451,000 in royalty income. Additionally, lower sales volumes in the current production period decreased royalty income by approximately $1,978,000, for a total decrease in royalty income of approximately $2,429,000. The 115 mboe decrease in total sales attributable to the Royalty Interests for the current production period compared to the prior production period is primarily due to natural declines in production from the Producing Wells and Development Wells.

Production Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
	($ in thousands, except per unit data)
Production taxes	$131	$212	(38)%	$554	$664	(17)%

Production taxes per boe	$0.84	$1.08	(22)%	$1.12	$1.09	3%
Production taxes are calculated as a percentage of oil, natural gas and NGL revenues, net of any applicable tax credits. The decrease in production taxes in the current quarter and current period is primarily due to a decrease in volumes produced. The decrease in production taxes per boe in the current quarter is primarily due to tax refunds received in the current quarter related to taxes paid from 2010 to 2017. The increase in production taxes per boe in the current period is primarily due to a legislative increase in the Oklahoma production tax rate in the third quarter of 2018.

Trust Administrative Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
	($ in thousands, except per unit data)
Trust administrative expenses(a)	$445	$34	1,209%	$1,349	$997	35%
 _____________________________________________________

(a)	Including cash advance for administrative expenses.
Trust administrative expenses primarily consist of the administrative fees paid to the Trustees and Chesapeake as well as costs for accounting and legal services. The increase in expenses in the current quarter and current period is primarily due to the timing of cash advances and increases in expenses incurred.

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
The Trust is required to make quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s administrative expenses, on or about 60 days following the completion of each calendar quarter through (and including) the quarter ending June 30, 2031. The 2019 third quarter distribution of $0.0323 per common unit, consisting of proceeds attributable to production from March 1, 2019 through May 31, 2019, was made on August 29, 2019 to record unitholders as of August 19, 2019.
The Trust's quarterly income available for distribution was $0.0374 per common unit consisting of proceeds attributable to production from June 1, 2019 to August 31, 2019. On November 5, 2019, the Trust declared the November 2019 Distribution, attributable to such production period. The distribution will be paid on November 29, 2019 to common unitholders of record as of November 19, 2019. All Trust unitholders share on a pro rata basis in the Trust's distributable income. Distributable income attributable to production from June 1, 2019 to August 31, 2019 was calculated as follows (in thousands, except for unit and per unit amounts):

REVENUES:
Royalty income(a)	$1,777
EXPENSES:
Production taxes(b)	28
Trust administrative expenses(c)	14
Total expenses	42
Cash withheld to increase cash reserves(d)	(70)
Distributable income available to common unitholders	$1,749

Distributable income per common unit(e)	$0.0374
___________________________________________________

(a)	Net of certain post-production expenses.

(b)	Includes $129,156 of production taxes for current production offset by ($157,062) of prior period adjustments primarily related to tax refunds on taxes paid from 2010 to 2017.

(c)	Includes the cash advance for administrative expenses. Negative expenses are primarily due to the cash advance in the prior quarter exceeding actual expenses incurred.

(d)
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

(e)	Calculation of distributable income per common unit is based on 46,750,000 commons units issued and outstanding as of November 4, 2019.
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
Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including cash reserves, if any) is not sufficient to pay the Trust’s ordinary course expenses as they become due, Chesapeake will loan funds to the Trust necessary to pay such expenses. Any funds loaned by Chesapeake pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business and may not be used to satisfy Trust indebtedness for borrowed money of the Trust. If Chesapeake loans funds pursuant to this commitment, unless Chesapeake agrees otherwise in writing, no further distributions may be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. There were no loans outstanding as of September 30, 2019 and December 31, 2018.
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
Evaluation of Disclosure Controls and Procedures.
The Trust’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act are designed to ensure that the information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Trust is accumulated and communicated by Chesapeake to The Bank of New York Mellon Trust Company, N.A., as the Trustee of the Trust, and its employees who participate in the preparation of the Trust’s periodic reports as appropriate to allow timely decisions regarding required disclosures. The Vice President of the Trustee has evaluated the effectiveness of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this Quarterly Report. Based on her evaluation, as of September 30, 2019, she has concluded that the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.
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
Changes in Internal Control over Financial Reporting.
There were no changes in the Trust's internal control over financial reporting during the three months ended September 30, 2019 that materially affected, or were reasonably likely to materially affect, the Trust's internal control over financial reporting.

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
ITEM 1A. Risk Factors
Except as discussed below, there has been no material change in our risk factors as previously disclosed in Item 1A - “Risk Factors” of the 2018 Form 10-K.  In addition to the other factors set forth in this Form 10-Q, you should carefully consider the factors discussed in Item 1A - “Risk Factors” in our 2018 Form 10-K, which could materially affect our business, financial condition or future results.

If we cannot meet the continued listing requirements of the NYSE, the NYSE may delist our common units.
On August 28, 2019, the Trust was notified by the NYSE that it was not in compliance with the continued listing standards set forth in Section 802.01C of the NYSE Listed Company Manual because the average closing price of the Trust’s common units was less than $1.00 over a consecutive 30 trading-day period. The Trust's common units continue to be listed and traded on the NYSE, subject to the Trust's continued compliance with other listing standards, under the symbol “CHKR” with an added designation of “.BC” to indicate its status as below compliance.
The Trust has six months following receipt of the notification to regain compliance with the minimum unit price requirement. Neither the Trust nor the Trustee has any control over the trading price of the common units, and neither the Trust nor the Trustee intends to attempt to cause a reverse split of the common units or other action in an effort to affect the trading price of the common units at this time. Even if the Trust does regain compliance, it might be unable to maintain compliance, and would again become subject to the NYSE delisting procedures.
Delisting from the NYSE could negatively impact the Trust, and therefore an investment in the Trust, by: (i) reducing the demand for and the market price of the Trust’s common units; (ii) reducing the number of investors willing to hold or acquire the Trust’s common units; and (iii) diminishing interest in the Trust from investors, analysts and other market participants. Other markets on which our securities may trade are significantly more limited than the NYSE, and quotation on such other markets may result in a less liquid market available for existing and potential unitholders to trade the common units and could further depress the trading price of the common units.

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
Date: November 12, 2019

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