Form 10-K
period 2019-12-31
CHESAPEAKE GRANITE WASH TRUST
filed 2020-03-19
CIK 1524769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[X]    Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2019
[ ]    Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to                     .
Commission File No. 001-35343
Chesapeake Granite Wash Trust
(Exact name of registrant as specified in its charter)

Delaware	45-6355635
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
The Bank of New York Mellon Trust Company, N.A., Trustee Global Corporate Trust
601 Travis Street, Floor 16
Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)
(512) 236-6555
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol(s)	Name of Each Exchange on which Registered
Common Units Representing Beneficial Interests	CHKR	New York Stock Exchange
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

The aggregate market value of the 23,000,000 Common Units representing beneficial interests in Chesapeake Granite Wash Trust held by non-affiliates of the registrant, computed using the closing sale price of $1.05 on June 28, 2019, was approximately $24.15 million.

As of March 18, 2020, 46,750,000 Common Units representing beneficial interests in Chesapeake Granite Wash Trust were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Listed below is the only document parts of which are incorporated herein by reference and the parts of this Annual Report into which the document is incorporated:
None

CHESAPEAKE GRANITE WASH TRUST
2019 ANNUAL REPORT ON FORM 10-K

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
AMI. The area of mutual interest, or AMI, lies within Washita County in western Oklahoma and is limited to the Colony Granite Wash formation in the area identified below, consisting of approximately 40,500 gross acres (26,400 net acres) held by Chesapeake as of December 31, 2019.

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

Introduction
Chesapeake Granite Wash Trust is a statutory trust formed in June 2011 under the Delaware Statutory Trust Act pursuant to an initial trust agreement by and among Chesapeake, as Trustor, The Bank of New York Mellon Trust Company, N.A., as Trustee (the “Trustee”), and The Corporation Trust Company, as Delaware Trustee (the “Delaware Trustee”). The Trust maintains its offices at the office of the Trustee, which is located at 601 Travis Street, Floor 16, Houston, Texas 77002, and the telephone number of the Trustee is (212) 815-5787.
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
Through an initial public offering in November 2011, the Trust sold to the public 23,000,000 common units, representing beneficial interests in the Trust, for cash proceeds of approximately $409.7 million, net of offering costs. The Trust delivered the net proceeds of the initial public offering, along with 12,062,500 common units and 11,687,500 subordinated units, to certain wholly owned subsidiaries of Chesapeake in exchange for the conveyance of the Royalty Interests to the Trust. Upon completion of these transactions, there were 46,750,000 Trust units issued and outstanding, consisting of 35,062,500 common units and 11,687,500 subordinated units. The subordinated units were converted into common units on a one-for-one basis as of June 30, 2017.
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
Actual cash distributions to the Trust unitholders will fluctuate quarterly based on the quantity of oil, natural gas, and NGL sold from the Underlying Properties, the prices received for such sales, the timing of Chesapeake's receipt of payment for such sales, the Trust's expenses and other factors. Target distributions will decline over time as a result of the depletion of the reserves in the Underlying Properties.

For the year ended December 31, 2019, the Trust declared and paid the following cash distributions:

Production Period	Distribution Date	Cash Distribution per Common Unit
June 2019 – August 2019	November 29, 2019	$0.0374
March 2019 - May 2019	August 29, 2019	$0.0323
December 2018 - February 2019	May 30, 2019	$0.0303
September 2018 - November 2018	March 1, 2019	$0.0631
 ___________________________________________________
As of March 18, 2020, Chesapeake owned 23,750,000 common units, which represent 50.8% of the outstanding Trust units.
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
Chesapeake's Obligation to Fund Trust Expenses in Certain Circumstances. Chesapeake has agreed that, if at any time the Trust's cash on hand (including available cash reserves) is not sufficient to pay the Trust's ordinary course expenses as they become due, Chesapeake will lend funds to the Trust necessary to pay such expenses. Any funds loaned by Chesapeake pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other accrued current liabilities arising in the ordinary course of the Trust's business, and may not be used to satisfy Trust indebtedness for borrowed money. If Chesapeake lends funds pursuant to this commitment, unless Chesapeake agrees otherwise, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. Any such loan will be on an unsecured basis. There were no loans outstanding as of December 31, 2019 or December 31, 2018.
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

The Trust will not dissolve until the Termination Date, unless:

•	the Trust sells all of the Royalty Interests;

•	the aggregate quarterly cash distribution amounts for any four consecutive quarters is less than $1.0 million;

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

Public Policy and Government Regulation
All of Chesapeake's operations are conducted onshore in the United States. The U.S. oil and natural gas industry is subject to a wide range of regulations, laws, rules, taxes, fees and other policy implementation actions that have been pervasive and are under constant review for amendment or expansion. Numerous government agencies have issued extensive regulations that are binding on our industry, some of which carry substantial penalties for failure to comply. These laws and regulations increase the cost of doing business and consequently affect profitability. Additionally, currently unforeseen environmental incidents may occur or past non-compliance with environmental laws or regulations may be discovered. Chesapeake has advised the Trustee that Chesapeake actively monitors regulatory developments applicable to our industry in order to anticipate, design and implement required compliance activities and systems. The following are significant areas of government control and regulation affecting our operations.
Exploration and Production, Environmental, Health and Safety, and Occupational Laws and Regulations
Chesapeake's operations are subject to federal, tribal, state, and local laws and regulations. These laws and regulations relate to matters that include, but are not limited to, the following:

•	reporting of workplace injuries and illnesses;

•	industrial hygiene monitoring;

•	worker protection and workplace safety;

•	approval or permits to drill and to conduct operations;

•	provision of financial assurances (such as bonds) covering drilling and well operations;

•	calculation and disbursement of royalty payments and production taxes;

•	seismic operations and data;

•	hydraulic fracturing

•	location, drilling, cementing and casing of wells;

•	well design and construction of pad and equipment;

•	construction and operations activities in sensitive areas, such as wetlands, coastal regions or areas that contain endangered or threatened species, their habitats, or sites of cultural significance;

•	method of completing wells and hydraulic fracturing;

•	water withdrawal;

•	well production and operations, including processing and gathering systems;

•	emergency response, contingency plans and spill prevention plans;

•	emissions and discharges permitting;

•	climate change;

•	use, transportation, storage and disposal of fluids and materials incidental to oil and gas operations;

•	surface usage, maintenance, monitoring and the restoration of properties associated with well pads, pipelines, impoundments and access roads;

•	plugging and abandoning of wells; and

•	transportation of production.
Failure to comply with these laws and regulations can lead to the imposition of remedial liabilities, fines or penalties or injunctions limiting Chesapeake's operations in affected areas. Moreover, multiple environmental laws provide for citizen suits that allow environmental organizations to act in the place of the government and sue operators for alleged violations of environmental law. Chesapeake considers the costs of environmental protection and of safety and health compliance necessary, manageable parts of its business. Chesapeake has been able to plan for and comply with environmental, safety and health initiatives without materially altering its operating strategy or incurring significant unreimbursed expenditures. However, based on regulatory trends and increasingly stringent laws, Chesapeake's capital expenditures and operating expenses related to the protection of the environment and safety and health compliance have increased over the years and may continue to increase. Chesapeake cannot predict with any reasonable degree of certainty its future exposure concerning such matters.
Chesapeake's operations also are subject to conservation regulations, including the regulation of the size of drilling and spacing units or proration units, the number of wells that may be drilled in a unit, the rate of production allowable from oil and gas wells, and the unitization or pooling of oil and gas properties. In the United States, some states allow the forced pooling or integration of tracts to facilitate exploration, while other states rely on voluntary pooling of lands and leases, which may make it more difficult to develop oil and gas properties. In addition, federal and state conservation laws generally limit the venting or flaring of natural gas, and state conservation laws impose certain requirements regarding the ratable purchase of production. These regulations limit the amounts of oil and gas Chesapeake can produce from its wells and the number of wells or the locations at which it can drill. For further discussion, see Item 1A. Risk Factors - Chesapeake is subject to extensive governmental regulation, which can change and could adversely impact Chesapeake's business.
Regulatory proposals in some states and local communities have been initiated to require or make more stringent the permitting and compliance requirements for hydraulic fracturing operations. Federal and state agencies have continued to assess the potential impacts of hydraulic fracturing, which could spur further action toward federal, state and/or local legislation and regulation. Further restrictions of hydraulic fracturing could make it prohibitive to conduct operations, and also reduce the amount of oil, natural gas and NGL that Chesapeake is ultimately able to produce in commercial quantities from its properties.
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
Delays in obtaining permits or an inability to obtain new permits or permit renewals could inhibit Chesapeake's ability to execute its drilling and production plans. Failure to comply with applicable regulations or permit requirements could result in revocation of Chesapeake's permits, inability to obtain new permits and the imposition of fines and penalties. For further discussion, see Item 1A. Risk Factors - Oil and natural gas drilling and producing operations can be hazardous and may expose Chesapeake to liabilities.
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
As a passive entity, the Trust does not maintain insurance policies for the Underlying Properties. Chesapeake maintains a control of well insurance policy with a $50 million single well limit and a $100 million multiple wells limit that insures against certain sudden and accidental risks associated with drilling, completing and operating its wells. There is no assurance that this insurance will be adequate to cover all losses or exposure to liability. Chesapeake also carries a $250 million comprehensive general liability umbrella insurance policy and a $50 million pollution liability insurance policy. Chesapeake provides workers' compensation insurance coverage to employees in all states in which it operates. While Chesapeake has informed us that it believes these policies are customary in the industry, they do not provide complete coverage against all operating risks and policy limits scale to Chesapeake's working interest percentage in certain situations. In addition, Chesapeake's insurance does not cover penalties or fines that may be assessed by a governmental authority. A loss not fully covered by insurance could have a material adverse effect on Chesapeake's financial position, results of operations and cash flows. Chesapeake's insurance coverage may not be sufficient to cover every claim made against Chesapeake or may not be commercially available for purchase in the future.
The Underlying Properties and the Royalty Interests
Overview. The Underlying Properties consist of working interests owned by Chesapeake located in the Colony Granite Wash play in Washita County in western Oklahoma arising from leases and farmout agreements related to properties from which the Royalty Interests were conveyed. The AMI consists of approximately 40,500 gross acres (26,400 net acres). As of December 31, 2019 and 2018, the total reserves estimated to be attributable to the Trust were 4,175 mboe (58% natural gas by volume) and 5,075 mboe (57% natural gas by volume), respectively. These amounts include 4,175 mboe of proved developed reserves and no proved undeveloped reserves as of December 31, 2019 and 5,075 mboe of proved developed reserves and no proved undeveloped reserves as of December 31, 2018. The decrease in estimated total reserves attributable to the Trust of 900 mboe is primarily attributable to 2019 production and lower oil and natural gas prices. See Item 1A. Risk Factors – Actual reserves and future production may be less than current estimates, which could reduce cash distributions by the Trust and the value of the Trust units and Risks and Uncertainties in Note 2 to the financial statements contained in Part II, Item 8 of this Annual Report for further discussion of the decrease in reserves.
The Colony Granite Wash is a subset of the greater granite wash plays of the Anadarko Basin. The Colony Granite Wash is located at the eastern end of a series of Des Moines-age granite wash fields that extend along the southern flank of the Anadarko Basin, approximately 60 miles into the Texas Panhandle. These granite wash fields were generally deposited as deep-water turbidites that result in relatively low risk, laterally extensive reservoirs. The productive members of the Colony Granite Wash are encountered between approximately 11,500 and 13,000 feet and lie stratigraphically between the top of the Des Moines formation (or top of Colony Granite Wash 'A') and the top of the Prue formation (or base of Colony Granite Wash 'C'). The individual productive members within the Colony Granite Wash may reach 200 feet or more in gross interval thickness and the targeted porosity zones within these individual members are generally 20 to 75 feet thick. The Colony Granite Wash is primarily a natural gas and natural gas condensate reservoir based on reserve volumes. However, in the Colony Granite Wash, oil and NGL production currently generate more revenue than natural gas production due to higher relative prices for oil and NGL than for natural gas. No development costs were incurred in the years ended December 31, 2019 and 2018 due to no new wells being drilled by Chesapeake in the Colony Granite Wash after Chesapeake's fulfillment of its drilling obligation to the Trust.
Royalty Interests. The Royalty Interests were conveyed from Chesapeake's interest in the Underlying Properties effective as of July 1, 2011. As of December 31, 2019, the Trust on average owns a 47.6% net revenue interest in the Producing Wells and a 28.4% net revenue interest in the completed Development Wells. Chesapeake retains 10% of the proceeds from the sales of oil, natural gas and NGL production attributable to its net revenue interest in the Producing Wells, and 50% of the proceeds from the sales of production attributable to its net revenue interest in the Development Wells.
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

All of the Trust's estimated oil, natural gas and NGL reserves are located within the U.S. The table below sets forth information as of December 31, 2019 with respect to the estimated proved reserves of the Underlying Properties and Royalty Interests and the associated PV-10. Because the Trust will not bear income tax expense, PV-10 and the standardized measure of estimated future net revenue of the Royalty Interests are the same. PV-10 is not intended to represent the current market value of the estimated oil, natural gas and NGL reserves attributable to the Royalty Interests. The reserve estimates were prepared by Software Integrated Solutions, Division of Schlumberger Technology Corporation, in accordance with the criteria established by the SEC. Management uses PV-10, which is calculated without deducting estimated future income tax expenses, as a measure of the value of the Company's current proved reserves and to compare relative values among peer companies. We also understand that securities analysts and rating agencies use this measure in similar ways. While estimated future net revenue and the present value thereof are based on prices, costs and discount factors which may be consistent from company to company, the standardized measure of discounted future net cash flows is dependent on the unique tax situation of each individual company. PV-10 should not be considered in isolation or as a substitute for the standardized measure of discounted future net cash flows or any other measure of a company's financial or operating performance presented in accordance with GAAP.

		Proved Reserves
	Oil (mbbl)	Natural Gas (mmcf)	NGL (mbbl)	Total (mboe)	PV-10 ($ in thousands)

Underlying Properties:
Developed	918	30,884	2,776	8,841	$18,713
Undeveloped	—	—	—	—	—
Total	918	30,884	2,776	8,841	$18,713
Royalty Interests:
Developed(1)	438	14,631	1,298	4,175	$22,858
Undeveloped(1)	—	—	—	—	—
Total	438	14,631	1,298	4,175	$22,858
_________________________________________________

(1)	PV-10 for the Royalty Interests was calculated exclusive of any production or development costs.

	Proved Developed	Proved Undeveloped	Total Proved
	($ in thousands)
Estimated future net revenue(1)	$37,046	$—	$37,046
Present value of estimated future net revenue (PV-10)(1)	$22,858	$—	$22,858
Standardized measure(1)			$22,858
_________________________________________________

(1)
Estimated future net revenue represents the estimated future revenue to be generated from the production of proved reserves, net of estimated production and costs, using prices and costs under existing economic conditions as of December 31, 2019. PV-10 is the present value of estimated future net revenue to be generated from the production of proved reserves, discounted at 10% per annum to reflect timing of future cash flows and calculated without deducting future income taxes. PV-10 is a non-GAAP financial measure and generally differs from the standardized measure of discounted net cash flows, or the Standardized Measure, the most directly comparable GAAP financial measure, because it does not include the effects of income taxes on future net revenues. However, as the Trust is not subject to income tax expense, the two measures are the same as of December 31, 2019.

A comparison of the standardized measure of discounted future net cash flows to PV-10 is presented above. Neither PV-10 nor the standardized measure of discounted future net cash flows purport to represent the fair value of the proved oil and gas reserves.

The proved reserves were determined using a 12-month unweighted arithmetic average of the first-day-of-the-month prices for oil, natural gas and NGL for the period from January 1, 2019 through December 1, 2019, and were held constant for the life of the properties. The prices used in the reserve reports, as well as Chesapeake's internal reports, yield weighted average prices at the wellhead, which are based on first-day-of-the-month reference prices and before basis differential adjustments. For the Royalty Interests, costs of marketing services provided by Chesapeake's affiliates will not be charged to the Trust. The reference prices and the equivalent weighted average wellhead prices are presented in the table below.

	Oil	Natural Gas
	(per bbl)	(per mcf)
Trailing 12-month average (SEC) pricing	$55.69	$2.58
Weighted average wellhead prices (Underlying Properties)	$49.99	$0.14
Weighted average wellhead prices (Royalty Interests)	$49.99	$0.14
As of December 31, 2019, no Royalty Interests were classified as PUDs.
As of December 31, 2019, of the total proved reserves, 8,841 mboe and 4,175 mboe attributable to the Underlying Properties and the Royalty Interests, respectively, were classified as proved developed reserves.
Chesapeake's ownership interest used for calculating proved reserves and the associated estimated future net revenue assumed maximum participation by other parties to Chesapeake's farmout and participation agreements. SEC pricing used for calculating the estimated future net revenues attributable to proved reserves does not reflect actual market prices for oil, natural gas and NGL production sold subsequent to December 31, 2019.
The Trust's estimated proved reserves and the standardized measure of discounted future net cash flows of the proved reserves at December 31, 2019 and 2018, respectively, along with the changes in quantities and standardized measure of such reserves for the two years ended December 31, 2019 and 2018, respectively, are shown in Supplemental Disclosures About Oil, Natural Gas and NGL Producing Activities included in Item 8 of Part II of this Annual Report. No estimates of proved reserves comparable to those included herein have been included in reports to any federal agency other than the SEC.
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

	2019		2018
	Gross	Net	Gross	Net
Wells Drilled:
Development productive	—	—	—	—
Exploratory productive	—	—	—	—
Dry	—	—	—	—
Total	—	—	—	—
Developed and Undeveloped Acreage. The following table sets forth information regarding developed and undeveloped acreage held by Chesapeake within the AMI as of December 31, 2019. All of the leases associated with the Underlying Properties are held by production and not subject to expiration so long as production continues in paying quantities.

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
The following table provides revenues and direct operating expenses for the years ended December 31, 2019, and 2018, as derived from the Underlying Properties' statements of revenues and direct operating expenses.

	Years Ended December 31,
	2019	2018
	($ in thousands)
Oil, natural gas and NGL revenues(1)	$12,887	$20,792
Direct operating expenses:
Production expenses excluding taxes	7,201	7,670
Production taxes	838	1,538
Ad valorem taxes	4	4
Total direct operating expenses	8,043	9,212
Revenues in excess of direct operating expenses	$4,844	$11,580
_________________________________________________

(1)
Oil, natural gas and NGL revenues are net of post-production expenses, including gathering, storage, compression, transportation, processing, treating, dehydrating and non-affiliate marketing expenses.

The following table sets forth the production, average sales prices, and average cost per boe for production expenses and production taxes for the Underlying Properties for the years ended December 31, 2019, and 2018.

	Years Ended December 31,
	2019	2018
Production:
Oil (mbbls)	162	181
Natural gas (mmcf)	3,841	4,613
NGL (mbbls)	337	413
Total production (mboe)	1,140	1,363

Average sales prices:(1)
Oil (per bbl)	$50.12	$60.32
Natural gas (per mcf)	$0.17	$0.62
NGL (per bbl)	$12.18	$16.91
Average (per boe)	$11.30	$15.25
Direct operating expenses:
Production expenses (per boe)(2)	$6.32	$5.63
Production taxes (per boe)(3)	$0.74	$1.13
 ___________________________________________________

(1)	Average sales prices are net of post-production expenses, including gathering, storage, compression, transportation, processing, treating, dehydrating and non-affiliate marketing expenses.

(2)	Production expenses include lease operating costs.

(3)	Production taxes are generally based upon volume produced and prices received for production and include ad valorem taxes.
 Oil, Natural Gas and NGL Revenues. For the year ended December 31, 2019, oil, natural gas and NGL revenues were $12.9 million compared to $20.8 million for the year ended 2018. The $7.9 million decrease in revenues from 2018 to 2019 was due to a decrease in average sales prices received and a decrease in production. The overall decrease in the price received per boe in 2019 compared to 2018 resulted in a $4.5 million decrease in oil, natural gas and NGL revenues. Decreased sales volumes resulted in a $3.4 million decrease in oil, natural gas and NGL revenues.
Production Expenses. For the year ended December 31, 2019, production expenses were $7.2 million compared to $7.7 million for the year ended 2018. On a unit-of-production basis, production expenses were $6.32 per boe in 2019 compared to $5.63 per boe in 2018.
Production Taxes. For the year ended December 31, 2019, production taxes were $0.8 million, compared to $1.5 million for the year ended 2018. On a unit-of-production basis, production taxes were $0.74 per boe in 2019 compared to $1.13 per boe in 2018. The decrease in production taxes from 2018 to 2019 was primarily due to the decrease in commodity prices.
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

Internal Controls. Chesapeake's Director - Corporate Reserves is the technical person primarily responsible for overseeing the preparation of the Trust's reserve estimates and for coordinating any reserves work conducted by a third-party engineering firm. Her qualifications include the following:

•	over 17 years of practical experience in the oil and gas industry, with 15 years in reservoir engineering;

•	Bachelor of Science degree in Geology and Environmental Sciences;

•	Master's Degree in Petroleum and Natural Gas Engineering;

•	Executive MBA; and

•	member in good standing of the Society of Petroleum Engineers.
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
Software Integrated Solutions. Chesapeake engaged Software Integrated Solutions, a third-party engineering firm, to prepare all of the Trust's estimated proved reserves as of December 31, 2019. A copy of the report issued by the engineering firm is filed with this report as Exhibit 99.1. The qualifications of the technical person at the firm primarily responsible for overseeing the preparation of the Trust's reserve estimates are set forth below.

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
The Trust's reserves and quarterly cash distributions depend primarily upon the prices realized from the sales of oil, natural gas and NGL. Chesapeake requires substantial expenditures to replace reserves, sustain production and fund its business plans. Low oil, natural gas and NGL prices can negatively affect the amount of cash available for capital expenditures and debt repayment and the ability to borrow money or raise additional capital and, as a result, could have a material adverse effect on Chesapeake’s financial condition, results of operations, cash flows and reserves and the Trust’s reserves and quarterly cash distributions. Historically, the markets for oil, natural gas and NGL have been volatile and they are likely to continue to be volatile. Wide fluctuations in oil, natural gas and NGL prices may result from relatively minor changes in the supply of or demand for oil, natural gas and NGL, market uncertainty and other factors that are beyond the control of the Trust and Chesapeake, including:

•	domestic and worldwide supplies of oil, natural gas and NGL, including U.S. inventories of oil and natural gas reserves;

•	weather conditions;

•	changes in the level of consumer and industrial demand, including impacts from global or national health epidemics and concerns, such as the recent coronavirus;

•	the price and availability of alternative fuels;

•	technological advances affecting energy consumption;

•	the effectiveness of worldwide conservation measures;

•	the availability, proximity and capacity of pipelines, other transportation facilities and processing facilities;

•	the level and effect of trading in commodity futures markets, including by commodity price speculators and others;

•	U.S. exports of oil, natural gas and/or liquefied natural gas;

•	the price and level of foreign imports;

•	the nature and extent of domestic and foreign governmental regulations and taxes;

•	the ability of the members of the Organization of Petroleum Exporting Countries and others to agree to and maintain oil price and production controls;

•	increased use of competing energy products, including alternative energy sources;

•	political instability or armed conflict in oil and natural gas producing regions;

•	acts of terrorism; and

•	domestic and global economic conditions.
These factors and the volatility of the energy markets make it extremely difficult to predict future oil, natural gas and NGL price movements.
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
Actual future production attributable to the Royalty Interests, oil, natural gas and NGL prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil, natural gas and NGL reserves most likely will vary from these estimates. Such variations may be significant and could materially affect the estimated quantities and present value of proved reserves. In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development drilling, prevailing oil and natural gas prices and other factors, many of which are beyond Chesapeake's control. The Trust's revenue and distributable income available to unitholders have been adversely affected throughout 2018 and 2019 by a decline in production. Due to natural declines, the Trust expects production to decline further and expects distributable income to continue to be adversely affected.

As of December 31, 2019, none of the Trust’s estimated proved reserves were undeveloped.
The present values included in this report do not represent the current market value of the Trust's estimated reserves. In accordance with SEC requirements, the estimates of our present values are based on prices and costs as of the date of the estimates. Prices on the date of estimate are calculated as the average oil and natural gas price, as applicable, during the 12 months ending in the current reporting period, determined as the unweighted arithmetic average of prices on the first day of each month within the 12-month period. The December 31, 2019 present value is based on a $55.69 per bbl of oil price and a $2.58 per mcf of natural gas price, before considering basis differential adjustments. Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of an estimate.
The timing of both the production and the expenses from the development and production of oil and natural gas properties will affect both the timing of future net cash flows from our proved reserves and their present value. Any changes in demand for oil and natural gas, governmental regulations, or taxation will also affect the future net cash flows from our production. In addition, the 10% discount factor that is required by the SEC to be used in calculating discounted future net cash flows for reporting purposes is not necessarily the most appropriate discount factor. Interest rates in effect from time to time and the risks associated with our business or the oil and gas industry in general will affect the appropriateness of the 10% discount factor.
Reserve estimates for fields that do not have a lengthy production history are less reliable than estimates for fields with lengthy production histories. A lack of production history may contribute to inaccuracy in estimates of proved reserves, future production rates and the timing of development expenditures. Most of the Producing Wells, as defined by the SEC, have been operational for a relatively short period of time and estimated total reserves vary substantially from well to well and are not directly correlated to perforated lateral length or completion technique. There can be no assurance that the data used in preparing these estimates can accurately predict future production. The lack of operational history for horizontal wells in the Colony Granite Wash may also contribute to the inaccuracy of estimates of proved reserves. During 2019, the Trust recorded downward reserve revisions primarily attributable to lower production and commodity prices in forecasts. During 2018, the Trust recorded downward reserve revisions primarily attributable to lower production in forecasts. Future negative well performance or lower expected ultimate recovery could lead to further downward adjustments to our reserve estimates. A material and adverse variance of actual production, revenues and expenditures from those underlying reserve estimates would have a material adverse effect on the financial condition, results of operations and cash flows of the Trust and would reduce cash distributions to Trust unitholders.
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

In addition, the amount of funds available for distribution to unitholders will be reduced by the amount of any cash reserves maintained by the Trustee in respect of anticipated future Trust expenses. Commencing with the distribution to unitholders payable in the first quarter of 2019, the Trustee began withholding the greater of $70,000 or 3.5% of the funds otherwise available for distribution each quarter to gradually increase existing cash reserves by a total of approximately $850,000. The Trustee may increase or decrease the targeted amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders.
The amount of costs and expenses borne by the Trust may vary materially from quarter to quarter. The extent by which the costs and expenses of the Trust are higher or lower in any quarter will directly decrease or increase the amount received by the Trust and available for distribution to the unitholders. Historical post-production expenses and taxes, however, may not be indicative of future post-production expenses and taxes. In March 2019, the Trust's cash on hand (including cash reserves) was insufficient to pay the Trust's ordinary course expenses as they became due. Chesapeake loaned $275,000 to the Trust necessary to pay such expenses and agreed to permit the Trust to continue making distributions while the loan was outstanding. The Trust repaid the loan in the second quarter of 2019.
The Trustee may, under certain circumstances, sell the Royalty Interests and dissolve the Trust; otherwise, the Trust will begin to liquidate following the end of the 20-year period in which the Trust owns the Term Royalties.
The Royalty Interests will be sold and the Trust will be dissolved upon the occurrence of certain events. For example, the Trustee must sell the Royalty Interests if unitholders approve the sale or vote to dissolve the Trust. The Trustee must also sell the Royalty Interests if cash available for distribution is less than $1.0 million, in the aggregate, for any four consecutive quarters. The sale of all of the Royalty Interests will result in the dissolution of the Trust. Upon the dissolution of the Trust, the net proceeds of any such sale, after the payment of Trust liabilities, will be distributed to the Trust unitholders pro rata and unitholders will not be entitled to receive any proceeds from the sale of production from the Underlying Properties following such date. If none of these events occur, the Trust will dissolve on the Termination Date.
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

In addition, Chesapeake has agreed that, if at any time the Trust's cash on hand (including available cash reserves) is not sufficient to pay the Trust's ordinary course expenses as they become due, it will lend funds to the Trust necessary to pay such expenses. Any such loan will be on an unsecured basis. If Chesapeake provides such funds to the Trust, it would become a creditor of the Trust and its interests as a creditor could conflict with the interests of unitholders. There were no loans outstanding as of December 31, 2019 or December 31, 2018.

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
Chesapeake is subject to extensive governmental regulation, which can change and could adversely impact Chesapeake's business.
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
In addition, changes in public policy have affected, and in the future could further affect, Chesapeake's operations. Regulatory developments could, among other things, restrict production levels, impose price controls, change environmental protection requirements and increase taxes, royalties and other amounts payable to the government. Operating and compliance costs could increase further if existing laws and regulations are revised or reinterpreted or if new laws and regulations become applicable to Chesapeake's operations. Chesapeake does not expect that any of these laws and regulations will affect operations materially differently than they would affect other companies with similar operations, size and financial strength. Although Chesapeake is unable to predict changes to existing laws and regulations, such changes could significantly impact profitability, financial condition and liquidity. This is particularly true of changes related to pipeline safety, seismic activity, and climate change, as discussed below.
Continuing political and social attention to the issue of climate change has resulted in legislative, regulatory and other initiatives to reduce greenhouse gas emissions, such as carbon dioxide and methane. Policy makers at both the U.S. federal and state levels have introduced legislation and proposed new regulations designed to quantify and limit the emission of greenhouse gases through inventories, limitations and/or taxes on greenhouse gas emissions. EPA and the BLM have issued regulations for the control of methane emissions, which also include leak detection and repair requirements, for the oil and gas industry; however, in September 2018, BLM published a final rule to repeal certain requirements of these regulations. Similarly, in September 2018, EPA published a rule proposing to reconsider certain aspects of its regulations for the control of methane emissions. Nevertheless, several states where Chesapeake operates, including Wyoming, have imposed venting and flaring limitations designed to reduce methane emissions from oil and gas exploration and production activities. Legislative and state initiatives to date have generally focused on the development of renewable energy standards and/or cap-and-trade and/or carbon tax programs. A cap-and-trade program generally would cap overall greenhouse gas emissions on an economy-wide basis and require major sources of greenhouse gas emissions or major fuel producers to acquire and surrender emission allowances. A cap-and-trade program could impose direct costs on Chesapeake through the purchase of allowances and could impose indirect costs by incentivizing consumers to shift away from fossil fuels. A carbon tax could directly increase costs of operation and similarly incentivize consumers to shift away from fossil fuels.
In addition, activists concerned about the potential effects of climate change have directed their attention at sources of funding for fossil-fuel energy companies, which has resulted in an increasing number of financial institutions, funds and other sources of capital restricting or eliminating their investment in oil and natural gas activities. Ultimately, this would make it more difficult and expensive to secure funding for exploration and production activities.
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

Because we have been unable to meet the continued listing requirements of the NYSE, the NYSE is entitled to delist our common units.
On August 28, 2019, the Trust received written notification from the New York Stock Exchange ("NYSE") that the Trust was not in compliance with the continued listing standards set forth in Rule 802.01C of the NYSE Listed Company Manual because the average closing price of the Trust’s common units was less than $1.00 over a consecutive 30 trading-day period. Because the Trust was unable to regain compliance with the applicable standards within a six-month cure period concluded February 28, 2020, the NYSE announced the suspension of trading of the Trust's common units due to non-compliance with Rule 802.01C of the NYSE Listed Company Manual, effective as of the close of trading on February 28, 2020, and announced that it intended to initiate proceedings to delist the Trust's common units.
As a result of the suspension and delisting, the Trust's common units began trading on March 2, 2020 under the symbol "CHKR" on the OTC Pink Market, which is operated by OTC Markets Group Inc. (the "OTC Pink"). Subscribing broker-dealers view and publish quotes and negotiate trades in the OTC Pink securities on the OTC Pink's SEC registered Alternative Trading System, OTC Link® ATS, an interdealer quotation and trade messaging system. The OTC Pink is a significantly more limited market than the NYSE, and the quotation of the Trust's common units on the OTC Pink may result in a reduction in demand for and the market price of the Trust's common units, and could diminish interest in the Trust from investors, analysts and other market participants. No assurance can be given that an active market in the Trust's common units will develop on the OTC Pink, that broker-dealers will continue to provide public quotes of the Trust's common units on the market, that the trading volume of the Trust's common units will be sufficient to provide for an efficient trading market, that OTC Pink will not block quotes for the Trust's common units in the future or that the Trust's common units will continue to trade on the OTC Pink.

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
If the Trust were treated as a corporation for U.S. federal income tax purposes, it would pay federal income tax on its taxable income at the corporate tax rate, which for tax years beginning after 2017 is 21%, and would likely be required to pay state income tax on its taxable income at the corporate tax rate in Oklahoma. Distributions to Trust unitholders would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to Trust unitholders. Because a tax would be imposed upon the Trust as a corporation, its cash available for distribution to Trust unitholders would be substantially reduced. In addition, changes in current state law may subject the Trust to additional entity-level taxation by individual states. Because of state budget deficits and other reasons, several states have been evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. Imposition of any such taxes may substantially reduce the cash available for distribution to Trust unitholders. Therefore, if the Trust were treated as a corporation for U.S. federal income tax purposes or otherwise subjected to a material amount of entity-level taxation, there would be a material reduction in the anticipated cash flow and after-tax return to the Trust unitholders, likely causing a substantial reduction in the value of the Trust units.
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
The Trust has not requested a ruling from the IRS with respect to its treatment as a partnership for U.S. federal income tax purposes or any other matter affecting the Trust. The IRS may adopt positions that differ from the conclusions of the Trust's counsel expressed in the federal income tax considerations section in the prospectus or from the positions the Trust takes. It may be necessary to resort to administrative or court proceedings to attempt to sustain some or all of the conclusions of the Trust's counsel or the positions the Trust takes. A court may not agree with some or all of the conclusions of the Trust's counsel or the positions the Trust takes. Any contest with the IRS may materially and adversely impact the market for the Trust units and the price at which they trade. In addition, the Trust's costs of any contest with the IRS will be borne indirectly by the Trust unitholders because the costs will reduce the Trust's cash available for distribution.
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
Trust unitholders that sell their Trust units will recognize a gain or loss equal to the difference between the amount realized and the tax basis in those Trust units. Because distributions in excess of the Trust unitholders allocable share of the Trust's net taxable income decrease the tax basis in such Trust unitholders' Trust units, the amount, if any, of such prior excess distributions with respect to the Trust units sold will, in effect, become taxable income if Trust units are sold at a price greater than the tax basis in those Trust units, even if the price received is less than the original cost of the Trust units. Furthermore, a substantial portion of the amount realized, whether or not there is a net taxable gain on the sale, may be taxed as ordinary income due to potential recapture items, including depletion recapture.
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
However, Chesapeake has advised the Trustee that Chesapeake is involved in various lawsuits and disputes incidental to its business operations, including commercial disputes, personal injury claims, claims for underpayment of royalties, property damage claims and contract actions. With regard to the latter, various mineral or leasehold owners have filed lawsuits against Chesapeake seeking damages based on breach of contract and/or, in certain cases, punitive damages based on alleged fraud. Chesapeake has advised the Trustee that Chesapeake has successfully defended a number of these cases in various courts, has settled others and believes that it has substantial defenses to the claims made in those pending before trial courts and on appeal.
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
As of March 18, 2020, 46,750,000 common units representing beneficial interests in Chesapeake Granite Wash Trust were outstanding and held by 14 certified unitholders of record. Of such units, 35,062,500 were issued on November 16, 2011 and 11,687,500 of such units were subordinated units that were converted into common units on a one-for-one basis as of June 30, 2017.
Pursuant to the Trust Agreement, if at any time the Trust's cash on hand (including cash reserves) is not sufficient to pay the Trust's ordinary course expenses as they become due, Chesapeake will loan funds to the Trust necessary to pay such expenses. Any funds loaned by Chesapeake pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust's business, and may not be used to satisfy Trust indebtedness for borrowed money of the Trust. If Chesapeake loans funds pursuant to this commitment, unless Chesapeake agrees otherwise, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. As of December 31, 2019 and December 31, 2018 there were no loans outstanding.
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
The Trust is required to make quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s administrative expenses, on or about 60 days following the completion of each calendar quarter through (and including) the quarter ending June 30, 2031. During the year ended December 31, 2019, four distributions were paid. See Liquidity and Capital Resources below and Note 5 to the financial statements contained in Part II, Item 8 of this Annual Report for more information regarding the distributions.
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
Results of Trust Operations
The quarterly payments to the Trust with respect to the Royalty Interests are based on the amount of proceeds actually received by Chesapeake during the preceding calendar quarter. Proceeds from production are typically received by Chesapeake approximately one month after the month of production. Due to the timing of the payment of production proceeds, quarterly distributions made by Chesapeake to the Trust generally include royalties attributable to sales of oil, natural gas and NGL for three months, comprised of the first two months of the quarter just ended and the last month of the quarter prior to that one. Chesapeake is required to make the Royalty Interest payments to the Trust within 35 days of the end of each calendar quarter. During the year ended December 31, 2019, the Trust received payments on the Royalty Interests representing royalties attributable to proceeds from sales of oil, natural gas and NGL for September 1, 2018 through August 31, 2019. During the year ended December 31, 2018, the payments received by the Trust represented royalties attributable to proceeds from sales of oil, natural gas and NGL for September 1, 2017 through August 31, 2018.
The Trust's revenues and distributable income available to unitholders have been adversely affected throughout 2018 and 2019 by a decline in production. Due to natural declines, the Trust expects production to decline further and expects distributable income to continue to be adversely affected.
During the years ended December 31, 2019 and 2018, the Trust recognized no impairments of the Royalty Interests. If commodity prices do not improve going forward, the Trust may record an impairment in the future. See Note 2 to the financial statements contained in Part II, Item 8 of this Annual Report for further discussion of the impairment analysis.

Distributable Income.  The Trust's distributable income was $7.6 million for the year ended December 31, 2019, compared to $11.3 million for the year ended December 31, 2018.
The $3.7 million decrease from 2018 to 2019 was primarily due to a decrease in production volumes in the production period from September 1, 2018 to August 31, 2019 (the "2019 production period") as compared to the production period from September 1, 2017 to August 31, 2018 (the "2018 production period"), and a decrease in the average realized prices received from sales of oil, natural gas and NGL. See Royalty Income below for information regarding average prices received and sales volumes.
On a per unit basis, cash distributions during the year ended December 31, 2019 and attributable to the 2019 production period were $0.1632 per common unit as compared to $0.2416 per common unit for the year ended December 31, 2018 and attributable to the 2018 production period. Distributable income for the production periods described above was calculated as follows:

	Years Ended December 31,
	2019	2018
	($ in thousands, except per unit data)
Revenues:
Royalty income(1)	$9,806	$13,504
Total revenues	9,806	13,504
Expenses:
Production taxes	(525)	(878)
Trust administrative expenses(2)	(1,335)	(1,330)
Total expenses	(1,860)	(2,208)
Cash withheld to increase cash reserves(3)	(317)	—
Distributable income available to unitholders	$7,629	$11,296

Distributable income per common unit (46,750,000 units)	$0.1632	$0.2416
 _____________________________________________________

(1)	Net of certain post-production expenses.

(2)	Includes cash reserves withheld (used).

(3)
Commencing with the distribution to unitholders payable in the first quarter of 2019, the Trustee began withholding the greater of $70,000 or 3.5% of the funds otherwise available for distribution each quarter to gradually increase existing cash reserves by a total of approximately $850,000. The Trustee may increase or decrease the targeted amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders. Cash held in reserve for a payment of the quarterly cash distribution or sales proceeds amounts or for the payment of any liabilities other than routine administrative costs will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to unitholders, together with interest earned on the funds.

Royalty Income.  Royalty income to the Trust for the year ended December 31, 2019, and attributable to the 2019 production period, totaled $9.8 million based upon sales of production attributable to the Royalty Interests of 91 mbbls of oil, 2,238 mmcf of natural gas and 186 mbbls of NGL. Total production attributable to the Royalty Interests for the 2019 production period was 650 mboe. Average prices received for oil, natural gas and NGL production, including the impact of certain post-production expenses and excluding production taxes, during the 2019 production period were $53.30 per bbl of oil, $0.87 per mcf of natural gas and $16.07 per bbl of NGL, respectively.
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
The decrease in the average price received per boe in the 2019 production period compared to the 2018 production period resulted in a $1.5 million decrease in royalty income. Decreased sales volumes resulted in a $2.2 million decrease in royalty income, for a net decrease in royalty income of $3.7 million.
Production Taxes.  Production taxes are calculated as a percentage of oil, natural gas and NGL revenues, net of any applicable tax credits. Production taxes for the year ended December 31, 2019, and attributable to the 2019 production period, totaled $0.5 million, or $0.81 per boe, or approximately 5.4% of royalty income, as compared to production taxes of $0.9 million, or $1.13 per boe, or approximately 6.5% of royalty income for the year ended December 31, 2018, and attributable to the 2018 production period. The decrease in production taxes per boe from 2018 to 2019 was primarily due to prior period tax refunds recorded in 2019.
Trust Administrative Expenses. Trust administrative expenses, including additional cash reserves, for the years ended December 31, 2019 and 2018 totaled $1.3 million. Trust administrative expenses primarily consist of the administrative fees paid to the Trustees and Chesapeake and costs for accounting and legal services.
Liquidity and Capital Resources
The Trust’s principal sources of liquidity and capital are cash flows generated from the Royalty Interests. The Trust’s primary uses of cash are distributions to Trust unitholders, payments of production taxes, payments of Trust administrative expenses, including any reserves established by the Trustee for future liabilities and repayment of loans and payments of expense reimbursements to Chesapeake for out-of-pocket expenses incurred on behalf of the Trust. Administrative expenses include payments to the Trustee and the Delaware Trustee as well as a quarterly fee of $50,000 to Chesapeake pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the sales of oil, natural gas and NGL production attributable to the Royalty Interests during the quarter, over the Trust’s expenses for the quarter and any cash reserve for the payment of liabilities of the Trust.
The Trust is required to make quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s administrative expenses, on or about 60 days following the completion of each calendar quarter through (and including) the quarter ending June 30, 2031. During the year ended December 31, 2019, four distributions were paid. The 2019 first quarter distribution of $0.0631 per common unit to common unitholders consisting of proceeds attributable to production from September 1, 2018 through November 30, 2018, was made on March 1, 2019 to record unitholders as of February 19, 2019. The 2019 second quarter distribution of $0.0303 per common unit, consisting of proceeds attributable to production from December 1, 2018 through February 28, 2019, was made on May 30, 2019 to record unitholders as of May 20, 2019. The 2019 third quarter distribution of $0.0323 per common unit, consisting of proceeds attributable to production from March 1, 2019 through May 31, 2019, was made on August 29, 2019 to record unitholders as of August 19, 2019. The 2019 fourth quarter distribution of $0.0374 per common unit, consisting of proceeds attributable to production from June 1, 2019 through August 31, 2019, was made on November 29, 2019 to record unitholders as of November 19, 2019.
The following is a summary of distributable income and distributable income per common unit by quarter for the years ended December 31, 2019 and 2018 (in thousands except per unit amounts):

2019	Q1	Q2	Q3	Q4	Total
Distributable income	$2,952	$1,417	$1,511	$1,749	$7,629
Distributable income per common unit	$0.0631	$0.0303	$0.0323	$0.0374	$0.1632

2018	Q1	Q2	Q3	Q4	Total
Distributable income	$3,680	$2,193	$2,925	$2,498	$11,296
Distributable income per common unit	$0.0787	$0.0469	$0.0626	$0.0534	$0.2416
On February 5, 2020, the Trust announced that a cash distribution of $0.0371 per common unit consisting of proceeds attributable to production from September 1, 2019 to November 30, 2019, to common unitholders of record, as of February 19, 2020 would be paid on March 2, 2020. See Note 6 to the financial statements contained in Part II,

Item 8 of this Annual Report for additional information regarding the distribution paid on March 2, 2020 to record unitholders as of February 19, 2020.
Commencing with the distribution to unitholders payable in the first quarter of 2019, the Trustee began withholding the greater of $70,000 or 3.5% of the funds otherwise available for distribution each quarter to gradually increase existing cash reserves by a total of approximately $850,000. The Trustee may increase or decrease the targeted amount at any time, and may increase or decrease the rate at which it withholds funds to build the cash reserve at any time, without advance notice to the unitholders. Cash held in reserve for payment of the quarterly cash distribution or sales proceeds amounts or for the payment of any liabilities other than routine administrative costs will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities will eventually be distributed to unitholders, together with interest earned on the funds. As of December 31, 2019, $317,075 has been withheld to increase cash reserves.
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
Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including cash reserves) is not sufficient to pay the Trust’s ordinary course expenses as they become due, Chesapeake will loan funds to the Trust necessary to pay such expenses. Any funds loaned by Chesapeake pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness for borrowed money of the Trust. If Chesapeake loans funds pursuant to this commitment, unless Chesapeake agrees otherwise, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. In March 2019, the Trust's cash on hand (including cash reserves) was insufficient to pay the Trust's ordinary course expenses as they became due. Chesapeake loaned $275,000 to the Trust necessary to pay such expenses and agreed to permit the Trust to continue making distributions while the loan was outstanding. The Trust repaid the loan in the second quarter of 2019. As of December 31, 2019 and December 31, 2018, there were no loans outstanding.
Off-Balance Sheet Arrangements
The Trust has no off-balance sheet arrangements. The Trust has not guaranteed the debt of any other party, nor does the Trust have any other arrangements or relationships with other entities that could potentially result in unconsolidated debt, losses or contingent obligations.
Contractual Obligations
As of December 31, 2019, the Trust had no obligations or commitments to make future contractual payments other than the Trustee administrative fee, administrative services fee and the Delaware Trustee administrative fee payable to the Trustee, Chesapeake and the Delaware Trustee, respectively.
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

Report of Independent Registered Public Accounting Firm

To the Unitholders of Chesapeake Granite Wash Trust and The Bank of New York Mellon Trust Company, N.A., as Trustee

Opinion on the Financial Statements

We have audited the accompanying statements of assets and trust corpus of Chesapeake Granite Wash Trust (the “Trust”) as of December 31, 2019 and 2018, and the related statements of distributable income and changes in trust corpus for the years then ended, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the assets and trust corpus of the Trust as of December 31, 2019 and 2018, and its distributable income and its changes in trust corpus for the years then ended in conformity with the modified cash basis of accounting described in Note 2.

Basis for Opinion

These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on the Trust’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ PricewaterhouseCoopers LLP

Oklahoma City, Oklahoma
March 19, 2020

We have served as the Trust’s auditor since 2011.

CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF ASSETS AND TRUST CORPUS

	December 31,
	2019	2018
	($ in thousands)
ASSETS:
Cash and cash equivalents	$1,600	$1,337

Investment in royalty interests	487,793	487,793
Less: accumulated amortization	(467,588)	(464,752)
Net investment in royalty interests	20,205	23,041
Total assets	$21,805	$24,378
TRUST CORPUS:
Trust corpus; 46,750,000 common units issued and outstanding	21,805	24,378
Total Trust corpus	$21,805	$24,378

The accompanying notes are an integral part of these financial statements.

CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF DISTRIBUTABLE INCOME

	Years Ended December 31,
	2019	2018
	($ in thousands, except per unit data)
REVENUES:
Royalty income	9,806	13,504
Total revenues	9,806	13,504
EXPENSES:
Production taxes	(525)	(878)
Trust administrative expenses	(1,335)	(1,330)
Total expenses	(1,860)	(2,208)
Cash reserves withheld	(317)	—
Distributable income available to unitholders	$7,629	$11,296

Distributable income per common unit (46,750,000 units)	$0.1632	$0.2416

CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF CHANGES IN TRUST CORPUS

	Years Ended December 31,
	2019	2018
	($ in thousands)
TRUST CORPUS: Beginning of period	$24,378	$27,604
Cash reserve surplus	263	38
Amortization of investment in royalty interests	(2,836)	(3,264)
Distributable income available to unitholders	7,629	11,296
Distributions paid to unitholders(1)	(7,629)	(11,296)
TRUST CORPUS: End of period	$21,805	$24,378

(1)	See Note 5 - Distributions to Unitholders.

The accompanying notes are an integral part of these financial statements.

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS

1.	Organization of the Trust
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
Through an initial public offering in November 2011, the Trust sold to the public 23,000,000 common units, representing beneficial interests in the Trust, for cash proceeds of approximately $409.7 million, net of offering costs. The Trust delivered the net proceeds of the initial public offering, along with 12,062,500 common units and 11,687,500 subordinated units, to certain wholly owned subsidiaries of Chesapeake in exchange for the conveyance of the Royalty Interests to the Trust. Upon completion of these transactions, there were 46,750,000 Trust units issued and outstanding, consisting of 35,062,500 common units and 11,687,500 subordinated units. The subordinated units were converted into common units on a one-for-one basis as of June 30, 2017. All distributions made on common units after September 30, 2017 no longer have the benefit of the subordination threshold, and all Trust unitholders share on a pro rata basis in the Trust's distributions.
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
The Trust's revenues and distributable income available to unitholders have been adversely affected throughout 2018 and 2019 due to natural declines in production. The Trust expects production to decline further and expects distributable income to continue to be adversely affected. On February 5, 2020, the Trust declared a cash distribution of $0.0371 per common unit, consisting of proceeds attributable to production from September 1, 2019 to November 30, 2019. The distribution was paid on March 2, 2020 to record unitholders as of February 19, 2020. See Note 5 for information regarding prior distributions paid and Note 6 for information regarding the distribution paid on March 2, 2020.
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
On a quarterly basis, the Trust evaluates the carrying value of the Investment in Royalty Interests under the full cost accounting rules of the SEC. This quarterly review is referred to as a ceiling test. Under the ceiling test, the carrying value of the Investment in Royalty Interests may not exceed an amount equal to the sum of the present value (using a 10% discount rate) of the estimated future net revenues from proved reserves. During the years ended December 31, 2019 and 2018 there were no impairments to the carrying value of the Investment in Royalty Interests.
Loan Commitment.  Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course expenses as they become due, Chesapeake will loan funds to the Trust necessary to pay such expenses. Such loans will be recorded as a liability on the Statements of Assets, Liabilities and Trust Corpus until repaid. A loan neither increases nor decreases distributions to unitholders; however, no further distributions will be made to unitholders (except in respect of any previously determined quarterly

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS – (Continued)

cash distribution amount and unless Chesapeake agrees otherwise) until the loan is repaid. There were no loans outstanding as of December 31, 2019 or December 31, 2018.
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
Trustee Administrative Fee.  Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $175,000 to the Trustee, paid in equal quarterly installments. The administrative fee may be adjusted for inflation by no more than 3% in any calendar year beginning in 2015. The Trustee's annual administrative fees were adjusted upward by 2.1% in 2017, 2.1% in 2018, and 1.9% in 2019 to the current amount of $185,893.
Agreements with Chesapeake.  In connection with the initial public offering and the conveyance of the Royalty Interests to the Trust, the Trust entered into an administrative service agreement, a development agreement and a registration rights agreement with Chesapeake.
Pursuant to the administrative services agreement, Chesapeake provides the Trust with certain accounting, tax preparation, bookkeeping and information services related to the Royalty Interests and the registration rights agreement. In return for the services provided by Chesapeake under the administrative services agreement, the Trust pays Chesapeake, in equal quarterly installments, an annual fee of $200,000, which will remain fixed for the life of the Trust. Chesapeake is also entitled to receive reimbursement for its actual out-of-pocket fees, costs and expenses incurred in connection with the provision of any of the services under the agreement. Chesapeake was paid approximately $164,000 and $270,000 in fees and reimbursements in 2019 and 2018, respectively. The $106,000 decrease was primarily due to the timing of payments.
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
Loan Commitment. Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including available cash reserves) is insufficient to pay the Trust’s ordinary course expenses as they become due, Chesapeake will loan funds to the Trust necessary to pay such expenses. Any funds loaned by Chesapeake pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness for borrowed money of the Trust. If Chesapeake loans funds pursuant to this commitment, unless Chesapeake agrees otherwise, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. In March 2019, the Trust's cash on hand (including cash reserves) was insufficient to pay the Trust's ordinary course expenses as they became due. Chesapeake loaned $275,000 to the Trust necessary to pay such expenses and agreed to permit the Trust to continue making distributions while the loan was outstanding. The Trust repaid the loan in the second quarter of 2019. There were no loans outstanding as of December 31, 2019 or December 31, 2018.

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS – (Continued)

5.	Distributions to Unitholders
The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s expenses, approximately 60 days following the completion of each quarter through (and including) the quarter ending June 30, 2031.
For the years ended December 31, 2019 and 2018, the Trust declared and paid the following cash distributions:

Production Period	Distribution Date	Cash Distribution per Common Unit
June 2019 – August 2019	November 29, 2019	$0.0374
March 2019 - May 2019	August 29, 2019	$0.0323
December 2018 - February 2019	May 30, 2019	$0.0303
September 2018 - November 2018	March 1, 2019	$0.0631

June 2018 – August 2018	November 29, 2018	$0.0534
March 2018 – May 2018	August 30, 2018	$0.0626
December 2017 – February 2018	May 31, 2018	$0.0469
September 2017 – November 2017	March 2, 2018	$0.0787

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS – (Continued)

6. Subsequent Events
Subsequent Distribution. The Trust's quarterly income available for distribution was $0.0371 per common unit for the production period from September 1, 2019 to November 30, 2019. On February 5, 2020, the Trust declared a cash distribution of $0.0371 per common unit attributable to such production period. The distribution was paid on March 2, 2020 to record unitholders as of February 19, 2020. All Trust unit holders share on a pro rata basis in the Trust's distributable income.
Distributable income attributable to production from September 1, 2019 to November 30, 2019, was calculated as follows (in thousands except for unit and per unit amounts):

Revenues:
Royalty income(1)	$2,016
Expenses:
Production taxes	164
Trust administrative expenses(2)	(377)
Total expenses	(213)
Cash withheld to increase cash reserves(3)	(70)
Distributable income available to unitholders	$1,733

Distributable income per common unit (46,750,000 units)	$0.0371
 ___________________________________________________

(1)	Net of certain post-production expenses.

(2)	Includes the cash advance for administrative expenses.

(3)
Commencing with the distribution to unitholders payable in the first quarter of 2019, the Trustee began withholding the greater of $70,000 or 3.5% of the funds otherwise available for distribution each quarter to gradually increase existing cash reserves by a total of approximately $850,000. The Trustee may increase or decrease the targeted amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders. Cash held in reserve for payment of the quarterly cash distribution or sales proceeds amounts or for the payment of any liabilities other than routine administrative costs will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to unitholders, together with interest earned on the funds.

NYSE Delisting. On August 28, 2019, the Trust received written notification from the NYSE that the Trust was not in compliance with the continued listing standards set forth in Rule 802.01C of the NYSE Listed Company Manual because the average closing price of the Trust’s common units was less than $1.00 over a consecutive 30 trading-day period. Because the Trust was unable to regain compliance with the applicable standards within a six-month cure period concluded February 28, 2020, the NYSE announced the suspension of trading of the Trust's common units due to non-compliance with Rule 802.01C of the NYSE Listed Company Manual, effective as of the close of trading on February 28, 2020. As a result of the suspension and delisting, the Trust's common units began trading on March 2, 2020 under the symbol "CHKR" on the OTC Pink.

CHESAPEAKE GRANITE WASH TRUST
SUPPLEMENTARY INFORMATION

Quarterly Financial Data (unaudited)
The following is a summary of royalty income and distributable income by quarter for 2019 and 2018:

	Year Ended December 31, 2019
	Q1	Q2	Q3	Q4	2019
	($ in thousands, except per unit data)
Royalty income	$3,363	$2,510	$2,157	$1,776	$9,806
Distributable income	$2,952	$1,417	$1,511	$1,749	$7,629
Distributable income per common unit	$0.0631	$0.0303	$0.0323	$0.0374	$0.1632

	Year Ended December 31, 2018
	Q1	Q2	Q3	Q4	2018
	($ in thousands, except per unit data)
Royalty income	$3,925	$3,362	$3,171	$3,046	$13,504
Distributable income	$3,680	$2,193	$2,925	$2,498	$11,296
Distributable income per common unit	$0.0787	$0.0469	$0.0626	$0.0534	$0.2416

Supplemental Disclosures About Oil, Natural Gas and NGL Producing Activities (unaudited)
Net Capitalized Costs. Capitalized costs related to the Trust's oil, natural gas and NGL producing activities are summarized as follows:

	December 31,
	2019	2018
	($ in thousands)
Oil and natural gas properties:
Proved	$487,793	$487,793
Unproved	—	—
Total	487,793	487,793
Less accumulated amortization	(467,588)	(464,752)
Net capitalized costs	$20,205	$23,041
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

CHESAPEAKE GRANITE WASH TRUST
SUPPLEMENTARY INFORMATION – (Continued)

Results of Operations from Oil, Natural Gas and NGL Producing Activities. Chesapeake's results of operations from oil, natural gas and NGL producing activities for the Trust's interest are presented below for the years ended December 31, 2019 and 2018. The following table includes revenues and expenses associated directly with the Trust's oil and natural gas producing activities. Production expenses and production taxes are deducted by Chesapeake prior to remittance of royalty income to the Trust. The following calculation does not include any interest income or general and administrative costs and, therefore, is not necessarily indicative of distributable income:

	Years Ended December 31,
	2019	2018
	($ in thousands)
Sales of oil, natural gas and NGL	$9,806	$13,504
Production taxes	(525)	(878)
Amortization of investment in royalty interests	(2,836)	(3,264)
Results of operations from oil, natural gas and NGL producing activities	$6,445	$9,362
The following oil, natural gas and NGL information was prepared on an accrual basis, which is the basis upon which Chesapeake maintains its records and is different from the modified cash basis on which the Trust financial statements are prepared. A reconciliation of information presented on the modified cash basis to the accrual basis for the year ended December 31, 2019 is as follows:

		For the Period Ended
Year Ended December 31, 2019	Modified Cash Basis(1)	September 1, 2018 to December 31, 2018	September 1, 2019 to December 31, 2019	Accrual Basis(2)

Production Data:
Oil (mbbl)	91	(30)	26	87
Natural Gas (mmcf)	2,238	(835)	632	2,035
NGL (mbbl)	186	(50)	43	179
Total (mboe)	650	(219)	174	605

Royalty income (in thousands)	$9,806	$(3,779)	$2,153	$8,180
Production taxes (in thousands)	(525)	407	(93)	(211)
	$9,281	$(3,372)	$2,060	$7,969
 ___________________________________________________

(1)
Oil, natural gas and NGL volumes attributable to the Royalty Interests and related revenues and expenses included in Chesapeake's 2019 net revenue distributions to the Trust. Represents oil, natural gas and NGL production from September 1, 2018 to August 31, 2019.

(2)
Oil, natural gas and NGL volumes attributable to the Royalty Interests and related revenues and expenses, presented on an accrual basis, from January 1, 2019 through December 31, 2019, a portion of which will be reflected on the modified cash basis in distributable income in subsequent quarters.

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

Estimated Oil, Natural Gas and NGL Reserve Quantities. The Trust's independent petroleum engineering firm, Software Integrated Solutions, Division of Schlumberger Technology Corporation, estimated all of the proved reserves as of December 31, 2019 for the Royalty Interests. The qualifications of the technical person at Software Integrated Solutions primarily responsible for overseeing the firm's preparation of the Trust's reserve estimates are set forth below.

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
Presented below is a summary of changes in estimated reserves of the Royalty Interests for 2019 and 2018.

	December 31, 2019
	Oil	Natural Gas	NGL	Total
	(mbbl)	(mmcf)	(mbbl)	(mboe)
Proved reserves, beginning of period	511	17,261	1,687	5,075
Revisions of previous estimates, price(1)	(68)	(2,698)	(244)	(761)
Revisions of previous estimates, other(2)	82	2,103	34	466
Production	(87)	(2,035)	(179)	(605)
Proved reserves, end of period	438	14,631	1,298	4,175

Proved developed reserves:
Beginning of period	511	17,261	1,687	5,075
End of period	438	14,631	1,298	4,175

Proved undeveloped reserves:
Beginning of period	—	—	—	—
End of period	—	—	—	—

CHESAPEAKE GRANITE WASH TRUST
SUPPLEMENTARY INFORMATION – (Continued)

	December 31, 2018
	Oil	Natural Gas	NGL	Total
	(mbbl)	(mmcf)	(mbbl)	(mboe)
Proved reserves, beginning of period	604	19,657	2,058	5,938
Revisions of previous estimates, price(3)	27	649	54	190
Revisions of previous estimates, other(4)	(24)	(621)	(202)	(331)
Production	(96)	(2,424)	(223)	(722)
Proved reserves, end of period	511	17,261	1,687	5,075

Proved developed reserves:
Beginning of period	604	19,657	2,058	5,938
End of period	511	17,261	1,687	5,075

Proved undeveloped reserves:
Beginning of period	—	—	—	—
End of period	—	—	—	—

___________________________________________________

(1)
During 2019, the Trust recorded downward reserve revisions of 761 mboe to the December 31, 2018 estimates of reserves resulting from changes in oil and natural gas prices. Before basis differential adjustments, oil and natural gas prices used in estimating proved reserves decreased as of December 31, 2019 compared to December 31, 2018 using the trailing 12-month average prices required by the SEC. Oil prices decreased by $9.87 per bbl, or 15%, to $55.69 per bbl from $65.56 per bbl. Natural gas prices decreased $0.52 per mcf, or 17%, to $2.58 per mcf from $3.10 per mcf.

(2)
During 2019, the Trust recorded upward reserve revisions of 466 mboe to the December 31, 2018 estimates of reserves resulting from changes to previous estimates. These non-price related revisions were primarily attributable to a positive production forecast revision and a reduction to future operating expenses.

(3)
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

(4)
During 2018, the Trust recorded downward reserve revisions of 331 mboe to the December 31, 2017 estimates of reserves resulting from changes to previous estimates. These non-price related revisions were primarily attributable to lower production in forecasts.

CHESAPEAKE GRANITE WASH TRUST
SUPPLEMENTARY INFORMATION – (Continued)

Presented below is a summary of the adjustment to the estimated reserves attributable to the Royalty Interests to adjust the reserves to the balance attributable to the Trust under the modified cash basis of accounting as of December 31, 2019 and 2018. As of December 31, 2019 and 2018 the Trust had not received royalty income associated with the production sold from each of the production periods from September 1 – December 31, 2019 and September 1 – December 31, 2018, respectively.

	December 31, 2019
	Oil	Natural Gas	NGL	Total
	(mbbl)	(mmcf)	(mbbl)	(mboe)
Proved reserves, accrual basis	438	14,631	1,298	4,175
Production September 1 – December 31, 2019	26	632	43	174
Adjusted Proved reserves, on a modified cash basis	464	15,263	1,341	4,349

	December 31, 2018
	Oil	Natural Gas	NGL	Total
	(mbbl)	(mmcf)	(mbbl)	(mboe)
Proved reserves, accrual basis	511	17,261	1,687	5,075
Production September 1 – December 31, 2018	30	835	50	219
Adjusted Proved reserves, on a modified cash basis	541	18,096	1,737	5,294
Standardized Measure of Discounted Future Net Cash Flows. Accounting Standards Topic 932 prescribes guidelines for computing a standardized measure of future net cash flows and changes therein relating to estimated proved reserves. Chesapeake has advised the Trustee that Chesapeake followed these guidelines, which are briefly discussed below.
Future cash inflows and future production costs as of December 31, 2019 and 2018 were determined by applying the trailing average of the first-day-of-the-month prices for the 12 months of the year and year-end costs to the estimated quantities of oil, natural gas and NGL to be produced. Actual future prices and costs may be materially higher or lower than the 12-month average prices and year-end costs used. For each year, estimates are made of quantities of proved reserves and the future periods during which they are expected to be produced based on continuation of the economic conditions applied for that year. The resulting future net cash flows are reduced to present value amounts by applying a 10% annual discount factor.
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

CHESAPEAKE GRANITE WASH TRUST
SUPPLEMENTARY INFORMATION – (Continued)

The following summary sets forth the future net cash flows relating to proved oil, natural gas and NGL reserves based on the standardized measure:

	Years Ended December 31,
	2019		2018
	($ in thousands)
Future cash inflows	$39,920	(1)	$78,267	(2)
Future production costs(3)	(2,874)		(5,647)
Future development costs(4)	—		—
Future income tax provisions(5)	—		—
Future net cash flows	37,046		72,620
Less effect of a 10% discount factor	(14,188)		(30,301)
Standardized measure of discounted future net cash flows	$22,858		$42,319
___________________________________________________

(1)
Calculated using prices of $2.58 per mcf of natural gas and $55.69 per bbl of oil, before field differentials. Including the effect of price differential adjustments, the prices used in computing the reserves attributable to the Royalty Interests as of December 31, 2019 were $0.14 per mcf of natural gas, $49.99 per barrel of oil and $12.28 per barrel of NGL.

(2)
Calculated using prices of $3.10 per mcf of natural gas and $65.56 per bbl of oil, before field differentials. Including the effect of price differential adjustments, the prices used in computing the reserves attributable to the Royalty Interests as of December 31, 2018 were $0.69 per mcf of natural gas, $61.61 per barrel of oil and $20.62 per barrel of NGL.

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

Changes in Standardized Measure of Discounted Future Net Cash Flows. The following schedule reconciles the changes for the years ended December 31, 2019 and 2018 in the standardized measure of discounted future net cash flows relating to proved reserves:

	Years Ended December 31,
	2019	2018
	($ in thousands)
Standardized measure, beginning of period	$42,319	$44,617
Sales of oil and gas produced, net of production costs	(7,970)	(11,791)
Net changes in prices and production costs	(17,841)	5,879
Revision of previous quantity estimates	2,327	(1,169)
Accretion of discount	4,232	4,462
Production timing and other	(209)	321
Standardized measure, end of period	$22,858	$42,319

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

ITEM 9A.	Controls and Procedures
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
The Vice President of the Trustee has evaluated the effectiveness of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this Annual Report. Based on her evaluation, as of December 31, 2019, she has concluded that the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.
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
As of December 31, 2019, the Trustee assessed the effectiveness of the Trust's internal control over financial reporting based on the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2019 based on those criteria.
Changes in Internal Control over Financial Reporting.
There were no changes in internal controls over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the holders of more than 10 percent of the Trust units to file with the SEC reports regarding their ownership and changes in ownership of the Trust units. The Trustee is not aware of any 10 percent unitholder having failed to comply with all Section 16(a) filing requirements in 2019. In making these statements, the Trustee has relied upon examination of the copies of documents, to the extent there were any, provided to the Trust.

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

During the year ended December 31, 2019, the Trustee received an administrative fee of $184,160 from the Trust and during the year ended December 31, 2018 the Trustee received an administrative fee of $180,551 from the Trust. The Trust does not have any executive officers, directors or employees. Because the Trust does not have a board of directors, it does not have a compensation committee.

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
________________________________________________

(1)
Chesapeake Energy Corporation, located at 6100 North Western Avenue, Oklahoma City, Oklahoma 73118, is the ultimate parent company of Chesapeake Exploration, L.L.C., which is the owner of the common units reported in the table above. Chesapeake may be deemed to beneficially own the common units owned by Chesapeake Exploration, L.L.C. Chesapeake has an investment committee consisting of Robert D. ("Doug") Lawler, Domenic J. ("Nick") Dell'Osso, Jr. and Sarika Agarwala that exercises voting and investment control with respect to Chesapeake's common units.

(b) Security Ownership of Management

Not Applicable

(c) Changes in Control

The registrant knows of no arrangement, including any pledge by any person of securities of the registrant or its parent, the operation of which may at a subsequent date result in a change of control of the registrant.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

Under the terms of the Trust Agreement, the Trust pays an annual administrative fee to the Trustee of $175,000 (which may be adjusted beginning on January 1, 2015), paid in four quarterly installments and billed in arrears. As of December 31, 2019, a 1.9% inflation adjustment had been made for the 2019 calendar year. As the Trust uses the modified cash basis of accounting, general and administrative expenses in the Trust's statements of distributable income for the year ended December 31, 2019 include $184,160 for administrative fees paid to the Trustee and for the year ended December 31, 2018 include $180,551 for administrative fees paid to the Trustee.

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

ITEM 14.	Principal Accountant Fees and Services

Estimated fees for services performed by PricewaterhouseCoopers LLP for the years ended December 31, 2019 and 2018, are as follows:

	Years Ended December 31,
	2019	2018
Audit Fees(1)	$240,000	$240,000
Tax Fees	282,937	342,662
Total	$522,937	$582,662
 _____________________________________________________________________

(1)	Fees for audit services in 2019 and 2018 include fees for the reviews of the Trust's quarterly financial statements.

As a modified cash basis entity, the Trust expenses these fees when paid.

As referenced in Item 10, Directors, Executive Officers and Corporate Governance, above, the Trust has no audit committee, and as a result, has no audit committee pre-approval policy with respect to fees paid to PricewaterhouseCoopers LLP.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules
____________________________________________

(a)	The following financial statements, financial statement schedules and exhibits are filed as a part of this report:

1.	Financial Statements. Chesapeake Granite Wash Trust's financial statements are included in Item 8 of Part II of this report.

2.	Financial Statement Schedules. No financial statement schedules are applicable or required.

3.	Exhibits. The exhibits listed below in the Index of Exhibits are filed, furnished or incorporated by reference pursuant to the requirements of Item 601 of Regulation S-K.

INDEX OF EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith or Furnished

3.1	Certificate of Trust of Chesapeake Granite Wash Trust.	S-1	333-175395	3.1	7/7/2011
3.2	Amended and Restated Trust Agreement, dated as of November 16, 2011, by and among Chesapeake Energy Corporation, Chesapeake Exploration, L.L.C., The Bank of New York Mellon Trust Company, N.A., as Trustee, and The Corporation Trust Company, as Delaware Trustee.	8-K	001-35343	3.1	11/21/2011
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.					X
10.1	Perpetual Overriding Royalty Interest Conveyance (PDP), dated as of November 16, 2011, by and between Chesapeake Exploration, L.L.C. and Chesapeake Granite Wash Trust.	8-K	001-35343	10.1	11/21/2011
10.2	Perpetual Overriding Royalty Interest Conveyance (PUD), dated as of November 16, 2011, by and between Chesapeake Exploration, L.L.C. and Chesapeake Granite Wash Trust.	8-K	001-35343	10.2	11/21/2011
10.3	Term Overriding Royalty Interest Conveyance (PDP), dated as of November 16, 2011, by and between Chesapeake Exploration, L.L.C. and Chesapeake E&P Holding Corporation.	8-K	001-35343	10.3	11/21/2011
10.4	Term Overriding Royalty Interest Conveyance (PUD), dated as of November 16, 2011, by and between Chesapeake Exploration, L.L.C. and Chesapeake E&P Holding Corporation.	8-K	001-35343	10.4	11/21/2011
10.5	Assignment of Term Overriding Royalty Interests, dated as of November 16, 2011, by and between Chesapeake E&P Holding Corporation and Chesapeake Granite Wash Trust.	8-K	001-35343	10.5	11/21/2011

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith or Furnished

10.6	Administrative Services Agreement, dated as of November 16, 2011, by and between Chesapeake Energy Corporation and Chesapeake Granite Wash Trust.	8-K	001-35343	10.6	11/21/2011
10.7	Development Agreement, dated as of November 16, 2011, by and among Chesapeake Energy Corporation, Chesapeake Exploration, L.L.C. and Chesapeake Granite Wash Trust.	8-K	001-35343	10.7	11/21/2011
10.8	Registration Rights Agreement, dated as of November 16, 2011, by and among Chesapeake Energy Corporation, Chesapeake Exploration, L.L.C. and Chesapeake Granite Wash Trust.	8-K	001-35343	10.9	11/21/2011
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Trustee's Vice President.					X
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Trustee's Vice President					X
99.1	Report of Software Integrated Solutions, Division of Schlumberger Technology Corporation.					X

ITEM 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: March 19, 2020

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