Form 10-K/A
period 2019-12-31
CHESAPEAKE GRANITE WASH TRUST
filed 2020-05-14
CIK 1524769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1

[X]    Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2019
[ ]    Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to                     .
Commission File No. 001-35343

Chesapeake Granite Wash Trust
(Exact name of registrant as specified in its charter)

Delaware	45-6355635
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
The Bank of New York Mellon Trust Company, N.A., Trustee Global Corporate Trust
601 Travis Street, Floor 16
Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)
(512) 236-6555
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol(s)	Name of Each Exchange on which Registered
Common Units Representing Beneficial Interests	CHKR	OTC Markets Group, Inc.
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

As of May 13, 2020, 46,750,000 Common Units representing beneficial interests in Chesapeake Granite Wash Trust were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Listed below is the only document parts of which are incorporated herein by reference and the parts of this Annual Report into which the document is incorporated:
None

Explanatory Note

Chesapeake Granite Wash Trust (the "Trust") filed its Annual Report on Form 10-K for the year ended December 31, 2019 (the "Original 10-K Filing") with the Securities and Exchange Commission on March 19, 2020 (the “Original Filing Date”) as a smaller reporting company. This classification was incorrect, and this Amendment No. 1 to the Original 10-K Filing (this "Amendment No. 1") is to correct the Trust's status as an Other Reporting Company and to include disclosures required of an Other Reporting Company.

Updates have been made to the following sections of the Original 10-K Filing:

•Part I. Item 1. Business
•Part II. Item 6. Selected Financial Data
•Part II. Item 7. Trustee's Discussion and Analysis of Financial Condition and Results of Operations
•Part II. Item 7A. Quantitative and Qualitative Disclosures about Market Risk
•Part II. Item 8. Financial Statements and Supplementary Data
•Part II. Item 9A. Controls and Procedures
•Part III. Item 11. Executive Compensation
•Part III. Item 13. Certain Relationships and Related Transactions and Director Independence
•Part IV. Item 15. Exhibits and Financial Statement Schedules

Except as described above, no changes have been made to the Original 10-K Filing, and this Amendment No. 1 does not modify, amend or update any of the other financial information or other information contained in the Original 10-K Filing, and the Original 10-K Filing, as amended by this Amendment No. 1, continues to speak as of the Original Filing Date. Accordingly, this Amendment No. 1 should be read in conjunction with the Trust's filings with the SEC subsequent to the Original 10-K Filing. This Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing Date.

CHESAPEAKE GRANITE WASH TRUST
2019 ANNUAL REPORT ON FORM 10-K/A

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

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K/A (“Annual Report” or "Form 10-K/A") includes “forward-looking statements” about the Trust and Chesapeake and other matters discussed herein that are subject to risks and uncertainties that are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact included in this document, including, without limitation, statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II and “Risk Factors” in Item 1A of Part I and elsewhere herein regarding the proved oil, natural gas and NGL reserves associated with the properties underlying the Royalty Interests, the Trust’s or Chesapeake’s future financial position, business strategy, budgets, projected costs and plans and objectives for future operations, information regarding target distributions, statements pertaining to future development activities and costs and information regarding production and reserve growth are forward-looking statements. Actual outcomes and results may differ materially from those projected. Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “seek,” “plan,” “goal,” “assume,” “target,” “should,” “intend," "ability," "will," "would," "forecast" or other words that convey the uncertainty of future events or outcomes. These statements are based on certain assumptions made by the Trust, and by Chesapeake in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform with such expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Item 1A of Part I of this Annual Report, which could affect the future results of the energy industry in general, and the Trust and Chesapeake in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. These factors should not be construed as exhaustive, and there may also be other risks that we are unable to predict at this time. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on Chesapeake's business and the Trust. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. The Trustee relies on Chesapeake for information regarding the Royalty Interests, the Underlying Properties and Chesapeake itself. The Trust undertakes no obligation to publicly update or revise any forward-looking statements and expressly disclaim any obligation to do so, except as required by applicable law.

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
Neither the Trust nor the Trustee is responsible for, or has any control over, any operating or capital costs of the Underlying Properties. The Trust's cash receipts with respect to the Royalty Interests in the Underlying Properties are determined after deducting certain post-production expenses and any applicable taxes associated with the Royalty Interests. Post-production expenses generally consist of costs incurred to gather, store, compress, transport, process, treat, dehydrate and market the oil, natural gas and NGL produced. However, the Trust is not responsible for costs of marketing services provided by affiliates of Chesapeake. Cash distributions to unitholders will continue to be reduced by the Trust's general and administrative expenses. Through March 31, 2016, cash distributions to the unitholders were increased or decreased by the effect of the Trust's derivative contracts, given that the Trust continued to settle the derivative contracts through February 2016. See Derivative Contracts below.
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
Derivative Contracts
All of the Trust's derivative contracts expired on September 30, 2015. The Trust's derivative contracts were intended to manage its exposure to adverse changes in oil prices. Settlement of the Trust's derivative contracts continued through February 2016.

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
The Trust's estimated proved reserves and the standardized measure of discounted future net cash flows of the proved reserves at December 31, 2019, 2018 and 2017, respectively, along with the changes in quantities and standardized measure of such reserves for the three years ended December 31, 2019, 2018 and 2017, respectively, are shown in Supplemental Disclosures About Oil, Natural Gas and NGL Producing Activities included in Item 8 of Part II of this Annual Report. No estimates of proved reserves comparable to those included herein have been included in reports to any federal agency other than the SEC.
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

	2019		2018		2017
	Gross	Net	Gross	Net	Gross	Net
Wells Drilled:
Development productive	—	—	—	—	—	—
Exploratory productive	—	—	—	—	—	—
Dry	—	—	—	—	—	—
Total	—	—	—	—	—	—

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
The following table provides revenues and direct operating expenses for the years ended December 31, 2019, 2018 and 2017 as derived from the Underlying Properties' statements of revenues and direct operating expenses.

	Years Ended December 31,
	2019	2018	2017
	($ in thousands)
Oil, natural gas and NGL revenues(1)	$12,887	$20,792	$25,057
Direct operating expenses:
Production expenses excluding taxes	7,201	7,670	7,616
Production taxes	838	1,538	1,248
Ad valorem taxes	4	4	4
Total direct operating expenses	8,043	9,212	8,868
Revenues in excess of direct operating expenses	$4,844	$11,580	$16,189
_________________________________________________

(1)
Oil, natural gas and NGL revenues are net of post-production expenses, including gathering, storage, compression, transportation, processing, treating, dehydrating and non-affiliate marketing expenses.

The following table sets forth the production, average sales prices, and average cost per boe for production expenses and production taxes for the Underlying Properties for the years ended December 31, 2019, 2018 and 2017.

	Years Ended December 31,
	2019	2018	2017
Production:
Oil (mbbls)	162	181	227
Natural gas (mmcf)	3,841	4,613	5,609
NGL (mbbls)	337	413	600
Total production (mboe)	1,140	1,363	1,762

Average sales prices:(1)
Oil (per bbl)	$50.12	$60.32	$42.80
Natural gas (per mcf)	$0.17	$0.62	$0.46
NGL (per bbl)	$12.18	$16.91	$21.22
Average (per boe)	$11.30	$15.25	$14.22
Direct operating expenses:
Production expenses (per boe)(2)	$6.32	$5.63	$4.32
Production taxes (per boe)(3)	$0.74	$1.13	$0.71
 ___________________________________________________

(1)	Average sales prices are net of post-production expenses, including gathering, storage, compression, transportation, processing, treating, dehydrating and non-affiliate marketing expenses.

(2)	Production expenses include lease operating costs.

(3)	Production taxes are generally based upon volume produced and prices received for production and include ad valorem taxes.

 Oil, Natural Gas and NGL Revenues. For the year ended December 31, 2019, oil, natural gas and NGL revenues were $12.9 million compared to $20.8 million and $25.1 million for the years ended 2018 and 2017, respectively. The $7.9 million decrease in revenues from 2018 to 2019 was due to a decrease in average sales prices received and a decrease in production. The overall decrease in the price received per boe in 2019 compared to 2018 resulted in a $4.5 million decrease in oil, natural gas and NGL revenues. Decreased sales volumes resulted in a $3.4 million decrease in oil, natural gas and NGL revenues.

The $4.3 million decrease in revenues from 2017 to 2018 was primarily due to a decrease in production. Decreased sales volumes resulted in a $5.7 million decrease in oil, natural gas and NGL revenues, partially offset by a $1.4 million increase in oil, natural gas and NGL revenues as a result of an increase in price received per boe in 2018.
Production Expenses. For the year ended December 31, 2019, production expenses were $7.2 million compared to $7.7 million and $7.6 million for the years ended 2018 and 2017, respectively. On a unit-of-production basis, production expenses were $6.32 per boe in 2019 compared to $5.63 per boe in 2018 and $4.32 per boe in 2017.
Production Taxes. For the year ended December 31, 2019, production taxes were $0.8 million, compared to $1.5 million and $1.2 million for the years ended 2018 and 2017, respectively. On a unit-of-production basis, production taxes were $0.74 per boe in 2019 compared to $1.13 per boe in 2018. The decrease in production taxes from 2018 to 2019 was primarily due to the decrease in commodity prices. The increase in production taxes from 2017 to 2018 was primarily due to the increase in commodity prices.
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
Distributable Income
The following is a summary of royalty income, interest income and distributable income for the years ended December 31, 2019, 2018, 2017, 2016, and 2015.

	Years Ended December 31,
	2019	2018	2017	2016	2015
	($ in thousands, except per unit data)
Royalty income	$9,806	$13,504	$15,665	$12,431	$36,377
Distributable income	$7,629	$11,296	$13,311	$12,485	$53,315
Distributable income per common unit	$0.1632	$0.2416	$0.3577	$0.3561	$1.5206
Assets, Liabilities and Trust Corpus
The following is the balance of total assets, total liabilities and trust corpus as of December 31, 2019, 2018, 2017, 2016, and 2015.

	December 31,
	2019	2018	2017	2016	2015
	($ in thousands, except per unit data)
Total Assets	$21,805	$24,378	$28,372	$31,938	$63,391
Total Liabilities	$—	$—	$768	$—	$175
Trust Corpus	$21,805	$24,378	$27,604	$31,938	$63,216

ITEM 7.	Trustee's Discussion and Analysis of Financial Condition and Results of Operations
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
Results of Trust Operations
Below is a discussion of changes in our results of operations for 2019 compared to 2018. A discussion of changes in our results of operations for 2018 compared to 2017 has been omitted from this Annual Report, but may be found in Part II, Item 7. Trustee's Discussion and Analysis of Financial Condition and Results of Operations of our Form 10-K for the year ended December 31, 2018 as filed with the SEC on March 22, 2019.
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
On a per unit basis, cash distributions during the year ended December 31, 2019 and attributable to the 2019 production period were $0.1632 per common unit as compared to $0.2416 per common unit for the year ended December 31, 2018 and attributable to the 2018 production period. Distributable income for the production periods described above was calculated as follows:

	Years Ended December 31,
	2019	2018	2017
	($ in thousands, except per unit data)
Revenues:
Royalty income(1)	$9,806	$13,504	$15,665
Interest income	—	—	—
Total revenues	9,806	13,504	15,665
Expenses:
Production taxes	(525)	(878)	(669)
Trust administrative expenses(2)	(1,335)	(1,330)	(1,685)
Total expenses	(1,860)	(2,208)	(2,354)
Cash withheld to increase cash reserves(3)	(317)	—
Distributable income available to unitholders	$7,629	$11,296	$13,311

Distributable income per common unit (46,750,000 units)(4)	$0.1632	$0.2416	$0.3577
 _____________________________________________________

(1)	Net of certain post-production expenses.

(2)	Includes cash reserves withheld (used).

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
The following is a summary of distributable income and distributable income per common unit by quarter for the years ended December 31, 2019, 2018, and 2017 (in thousands except per unit amounts):

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

Contractual Obligations
As of December 31, 2019, the Trust had no obligations or commitments to make future contractual payments other than the Trustee administrative fee, administrative services fee and the Delaware Trustee administrative fee payable to the Trustee, Chesapeake and the Delaware Trustee, respectively. The table below summarizes the Trust's contractual obligations as of December 31, 2019.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	($ in thousands)
Contractual Obligations:
Trustee administrative fee	$2,138	$186	$372	$372	$1,208
Chesapeake administrative fee	2,300	200	400	400	1,300
Delaware Trustee administrative fee	26	2	5	5	14
Total contractual obligations	$4,464	$388	$777	$777	$2,522
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

Report of Independent Registered Public Accounting Firm

To the Unitholders of Chesapeake Granite Wash Trust and The Bank of New York Mellon Trust Company, N.A., as Trustee

Opinion on the Financial Statements

We have audited the accompanying statements of assets and trust corpus of Chesapeake Granite Wash Trust (the “Trust”) as of December 31, 2019 and 2018, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the assets and trust corpus of the Trust as of December 31, 2019 and 2018, and its distributable income and its changes in trust corpus for each of the three years in the period ended December 31, 2019 in conformity with the modified cash basis of accounting described in Note 2.

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

/s/ PricewaterhouseCoopers LLP

Oklahoma City, Oklahoma
March 19, 2020

We have served as the Trust’s auditor since 2011.

CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF ASSETS AND TRUST CORPUS

	December 31,
	2019	2018
	($ in thousands)
ASSETS:
Cash and cash equivalents	$1,600	$1,337

Investment in royalty interests	487,793	487,793
Less: accumulated amortization	(467,588)	(464,752)
Net investment in royalty interests	20,205	23,041
Total assets	$21,805	$24,378
TRUST CORPUS:
Trust corpus; 46,750,000 common units issued and outstanding	21,805	24,378
Total Trust corpus	$21,805	$24,378

The accompanying notes are an integral part of these financial statements.

CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF DISTRIBUTABLE INCOME

	Years Ended December 31,
	2019	2018	2017
	($ in thousands, except per unit data)
REVENUES:
Royalty income	$9,806	$13,504	$15,665
Total revenues	9,806	13,504	15,665
EXPENSES:
Production taxes	(525)	(878)	(669)
Trust administrative expenses	(1,335)	(1,330)	(1,685)
Total expenses	(1,860)	(2,208)	(2,354)
Cash reserves withheld	(317)	—	—
Distributable income available to unitholders	$7,629	$11,296	$13,311

Distributable income per common unit (46,750,000 units)	$0.1632	$0.2416	$0.3577

CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF CHANGES IN TRUST CORPUS

	Years Ended December 31,
	2019	2018	2017
	($ in thousands)
TRUST CORPUS: Beginning of period	$24,378	$27,604	$31,938
Cash reserve surplus	263	38	(683)
Amortization of investment in royalty interests	(2,836)	(3,264)	(4,419)
Distributable income available to unitholders	7,629	11,296	13,311
Distributions paid to unitholders(1)	(7,629)	(11,296)	(12,543)
TRUST CORPUS: End of period	$21,805	$24,378	$27,604

(1)	See Note 5 - Distributions to Unitholders.

The accompanying notes are an integral part of these financial statements.

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS

1.	Organization of the Trust
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

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS – (Continued)

units on a one-for-one basis and Chesapeake's right to receive incentive distributions with respect to quarters after the 2017 second quarter terminated.
The distribution for the quarter ended June 30, 2017 which was paid on August 31, 2017, was still subject to the subordination threshold. As a result, distributable income available to unitholders for the three and nine months ended September 30, 2017 was still subject to the subordination threshold. As such, distributable income per common unit as of September 30, 2017 was based upon 35,062,500 common units (see Note 5). Beginning with the November 30, 2017 distribution, the distributable income available to unitholders is based on the 46,750,000 common units that are currently outstanding.
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
On a quarterly basis, the Trust evaluates the carrying value of the Investment in Royalty Interests under the full cost accounting rules of the SEC. This quarterly review is referred to as a ceiling test. Under the ceiling test, the carrying value of the Investment in Royalty Interests may not exceed an amount equal to the sum of the present value (using a 10% discount rate) of the estimated future net revenues from proved reserves. During the years ended December 31, 2019, 2018 and 2017 there were no impairments to the carrying value of the Investment in Royalty Interests.
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
Pursuant to the administrative services agreement, Chesapeake provides the Trust with certain accounting, tax preparation, bookkeeping and information services related to the Royalty Interests and the registration rights agreement. In return for the services provided by Chesapeake under the administrative services agreement, the Trust pays Chesapeake, in equal quarterly installments, an annual fee of $200,000, which will remain fixed for the life of the Trust. Chesapeake is also entitled to receive reimbursement for its actual out-of-pocket fees, costs and expenses incurred in connection with the provision of any of the services under the agreement. Chesapeake was paid approximately $164,000, $270,000 and $218,000 in fees and reimbursements in 2019, 2018 and 2017, respectively. The $106,000 decrease from 2018 to 2019 was primarily due to the timing of payments.
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
For the years ended December 31, 2019, 2018 and 2017 the Trust declared and paid the following cash distributions:

Production Period	Distribution Date	Cash Distribution per Common Unit
June 2019 – August 2019	November 29, 2019	$0.0374
March 2019 - May 2019	August 29, 2019	$0.0323
December 2018 - February 2019	May 30, 2019	$0.0303
September 2018 - November 2018	March 1, 2019	$0.0631

June 2018 – August 2018	November 29, 2018	$0.0534
March 2018 – May 2018	August 30, 2018	$0.0626
December 2017 – February 2018	May 31, 2018	$0.0469
September 2017 – November 2017	March 2, 2018	$0.0787

June 2017 – August 2017 (1)	November 30, 2017	$0.0657
March 2017 – May 2017	August 31, 2017	$0.1003
December 2016 – February 2017	June 1, 2017	$0.1005
September 2016 – November 2016	March 2, 2017	$0.0912
(1) The Trust inadvertently failed to pay Chesapeake its quarterly distribution on November 30, 2017 with respect to Chesapeake's common units that converted from subordinated units on June 30, 2017. The unpaid distribution was paid in full in February 2018. Distributions paid to Trust unitholders and distributions paid to Chesapeake with respect to its common units for such period were calculated pursuant to the Trust Agreement.

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

CHESAPEAKE GRANITE WASH TRUST
SUPPLEMENTARY INFORMATION – (Continued)

Results of Operations from Oil, Natural Gas and NGL Producing Activities. Chesapeake's results of operations from oil, natural gas and NGL producing activities for the Trust's interest are presented below for the years ended December 31, 2019, 2018 and 2017. The following table includes revenues and expenses associated directly with the Trust's oil and natural gas producing activities. Production expenses and production taxes are deducted by Chesapeake prior to remittance of royalty income to the Trust. The following calculation does not include any interest income or general and administrative costs and, therefore, is not necessarily indicative of distributable income:

	Years Ended December 31,
	2019	2018	2017
	($ in thousands)
Sales of oil, natural gas and NGL	$9,806	$13,504	$15,665
Production taxes	(525)	(878)	(669)
Amortization of investment in royalty interests	(2,836)	(3,264)	(4,419)
Results of operations from oil, natural gas and NGL producing activities	$6,445	$9,362	$10,577
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

CHESAPEAKE GRANITE WASH TRUST
SUPPLEMENTARY INFORMATION – (Continued)

Presented below is a summary of changes in estimated reserves of the Royalty Interests for 2019, 2018 and 2017.

	December 31, 2019
	Oil	Natural Gas	NGL	Total
	(mbbl)	(mmcf)	(mbbl)	(mboe)
Proved reserves, beginning of period	511	17,261	1,687	5,075
Revisions of previous estimates, price(1)	(68)	(2,698)	(244)	(761)
Revisions of previous estimates, other(2)	82	2,103	34	466
Production	(87)	(2,035)	(179)	(605)
Proved reserves, end of period	438	14,631	1,298	4,175

Proved developed reserves:
Beginning of period	511	17,261	1,687	5,075
End of period	438	14,631	1,298	4,175

Proved undeveloped reserves:
Beginning of period	—	—	—	—
End of period	—	—	—	—

	December 31, 2018
	Oil	Natural Gas	NGL	Total
	(mbbl)	(mmcf)	(mbbl)	(mboe)
Proved reserves, beginning of period	604	19,657	2,058	5,938
Revisions of previous estimates, price(3)	27	649	54	190
Revisions of previous estimates, other(4)	(24)	(621)	(202)	(331)
Production	(96)	(2,424)	(223)	(722)
Proved reserves, end of period	511	17,261	1,687	5,075

Proved developed reserves:
Beginning of period	604	19,657	2,058	5,938
End of period	511	17,261	1,687	5,075

Proved undeveloped reserves:
Beginning of period	—	—	—	—
End of period	—	—	—	—

CHESAPEAKE GRANITE WASH TRUST
SUPPLEMENTARY INFORMATION – (Continued)

	December 31, 2017
	Oil	Natural Gas	NGL	Total
	(mbbl)	(mmcf)	(mbbl)	(mboe)
Proved reserves, beginning of period	686	23,296	2,033	6,601
Revisions of previous estimates, price(5)	58	1,860	166	533
Revisions of previous estimates, other(6)	(22)	(2,489)	175	(260)
Production	(118)	(3,010)	(316)	(936)
Proved reserves, end of period	604	19,657	2,058	5,938

Proved developed reserves:
Beginning of period	686	23,296	2,033	6,601
End of period	604	19,657	2,058	5,938

Proved undeveloped reserves:
Beginning of period	—	—	—	—
End of period	—	—	—	—

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

(5)
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

(6)
During 2017, the Trust recorded downward reserve revisions of 260 mboe to the December 31, 2016 estimates of reserves resulting from changes to previous estimates. These non-price related revisions were primarily attributable to lower production in forecasts.

CHESAPEAKE GRANITE WASH TRUST
SUPPLEMENTARY INFORMATION – (Continued)

Presented below is a summary of the adjustment to the estimated reserves attributable to the Royalty Interests to adjust the reserves to the balance attributable to the Trust under the modified cash basis of accounting as of December 31, 2019 and 2018. As of December 31, 2019, 2018 and 2017 the Trust had not received royalty income associated with the production sold from each of the production periods from September 1 – December 31, 2019, September 1 – December 31, 2018 and September 1 – December 31, 2017, respectively.

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
Future cash inflows and future production costs as of December 31, 2019, 2018 and 2017 were determined by applying the trailing average of the first-day-of-the-month prices for the 12 months of the year and year-end costs to the estimated quantities of oil, natural gas and NGL to be produced. Actual future prices and costs may be materially higher or lower than the 12-month average prices and year-end costs used. For each year, estimates are made of quantities of proved reserves and the future periods during which they are expected to be produced based on continuation of the economic conditions applied for that year. The resulting future net cash flows are reduced to present value amounts by applying a 10% annual discount factor.
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

CHESAPEAKE GRANITE WASH TRUST
SUPPLEMENTARY INFORMATION – (Continued)

The following summary sets forth the future net cash flows relating to proved oil, natural gas and NGL reserves based on the standardized measure:

	Years Ended December 31,
	2019		2018		2017
	($ in thousands)
Future cash inflows	$39,920	(1)	$78,267	(2)	$82,305	(3)
Future production costs(4)	(2,874)		(5,647)		(5,923)
Future development costs(5)	—		—		—
Future income tax provisions(6)	—		—		—
Future net cash flows	37,046		72,620		76,382
Less effect of a 10% discount factor	(14,188)		(30,301)		(31,765)
Standardized measure of discounted future net cash flows	$22,858		$42,319		$44,617
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

(3)
Calculated using prices of $2.98 per mcf of natural gas and $51.34 per bbl of oil, before field differentials. Including the effect of price differential adjustments, the prices used in computing the reserves attributable to the Royalty Interests as of December 31, 2017 were $0.39 per mcf of natural gas, $46.64 per barrel of oil and $22.61 per barrel of NGL.

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

Changes in Standardized Measure of Discounted Future Net Cash Flows. The following schedule reconciles the changes for the years ended December 31, 2019, 2018 and 2017 in the standardized measure of discounted future net cash flows relating to proved reserves:

	Years Ended December 31,
	2019	2018	2017
	($ in thousands)
Standardized measure, beginning of period	$42,319	$44,617	$34,485
Sales of oil and gas produced, net of production costs	(7,970)	(11,791)	(13,945)
Net changes in prices and production costs	(17,841)	5,879	17,645
Revision of previous quantity estimates	2,327	(1,169)	2,108
Accretion of discount	4,232	4,462	3,449
Production timing and other	(209)	321	875
Standardized measure, end of period	$22,858	$42,319	$44,617

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

ITEM 9A.	Controls and Procedures
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
In connection with the preparation of this Form 10-K/A as of and for the year ended December 31, 2019, the Vice President of the Trustee evaluated the effectiveness of the design and operation of the Trust's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on her evaluation, as of December 31, 2019 she concluded that the Trust's disclosure controls and procedures were not effective at the reasonable assurance level due to erroneously concluding the Trust was a smaller reporting company in its previously filed Annual Report on Form 10-K. This Form 10-K/A is to correct the Trust's status as an Other Reporting Company and to include disclosures required of an Other Reporting Company.
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

During the year ended December 31, 2019, 2018 and 2017 the Trustee received an administrative fee of $184,160, $180,551 and $175,000 from the Trust, respectively. The Trust does not have any executive officers, directors or employees. Because the Trust does not have a board of directors, it does not have a compensation committee.

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

Under the terms of the Trust Agreement, the Trust pays an annual administrative fee to the Trustee of $175,000 (which may be adjusted beginning on January 1, 2015), paid in four quarterly installments and billed in arrears. As of December 31, 2019, a 1.9% inflation adjustment had been made for the 2019 calendar year. As the Trust uses the modified cash basis of accounting, general and administrative expenses in the Trust's statements of distributable income for the years ended December 31, 2019, 2018 and 2017 include $184,160, $180,551 and $175,000 for administrative fees paid to the Trustee, respectively.

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

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules
____________________________________________

(a)	The following financial statements, financial statement schedules and exhibits are filed as a part of this report:

1.	Financial Statements. Chesapeake Granite Wash Trust's financial statements are included in Item 8 of Part II of this report.

2.	Financial Statement Schedules. No financial statement schedules are applicable or required.

3.	Exhibits. The exhibits listed below in the Index of Exhibits are filed, furnished or incorporated by reference pursuant to the requirements of Item 601 of Regulation S-K.

INDEX OF EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith or Furnished

3.1	Certificate of Trust of Chesapeake Granite Wash Trust.	S-1	333-175395	3.1	7/7/2011
3.2	Amended and Restated Trust Agreement, dated as of November 16, 2011, by and among Chesapeake Energy Corporation, Chesapeake Exploration, L.L.C., The Bank of New York Mellon Trust Company, N.A., as Trustee, and The Corporation Trust Company, as Delaware Trustee.	8-K	001-35343	3.1	11/21/2011
4.1#	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1	Perpetual Overriding Royalty Interest Conveyance (PDP), dated as of November 16, 2011, by and between Chesapeake Exploration, L.L.C. and Chesapeake Granite Wash Trust.	8-K	001-35343	10.1	11/21/2011
10.2	Perpetual Overriding Royalty Interest Conveyance (PUD), dated as of November 16, 2011, by and between Chesapeake Exploration, L.L.C. and Chesapeake Granite Wash Trust.	8-K	001-35343	10.2	11/21/2011
10.3	Term Overriding Royalty Interest Conveyance (PDP), dated as of November 16, 2011, by and between Chesapeake Exploration, L.L.C. and Chesapeake E&P Holding Corporation.	8-K	001-35343	10.3	11/21/2011
10.4	Term Overriding Royalty Interest Conveyance (PUD), dated as of November 16, 2011, by and between Chesapeake Exploration, L.L.C. and Chesapeake E&P Holding Corporation.	8-K	001-35343	10.4	11/21/2011
10.5	Assignment of Term Overriding Royalty Interests, dated as of November 16, 2011, by and between Chesapeake E&P Holding Corporation and Chesapeake Granite Wash Trust.	8-K	001-35343	10.5	11/21/2011

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith or Furnished

10.6	Administrative Services Agreement, dated as of November 16, 2011, by and between Chesapeake Energy Corporation and Chesapeake Granite Wash Trust.	8-K	001-35343	10.6	11/21/2011
10.7	Development Agreement, dated as of November 16, 2011, by and among Chesapeake Energy Corporation, Chesapeake Exploration, L.L.C. and Chesapeake Granite Wash Trust.	8-K	001-35343	10.7	11/21/2011
10.8	Registration Rights Agreement, dated as of November 16, 2011, by and among Chesapeake Energy Corporation, Chesapeake Exploration, L.L.C. and Chesapeake Granite Wash Trust.	8-K	001-35343	10.9	11/21/2011
31.1#	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Trustee's Vice President.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Trustee's Vice President.					X
32.1#	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Trustee's Vice President
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Trustee's Vice President					X
99.1#	Report of Software Integrated Solutions, Division of Schlumberger Technology Corporation.

# Previously filed with the Original 10-K Filing.
ITEM 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 14, 2020

CHESAPEAKE GRANITE WASH TRUST

By:	THE BANK OF NEW YORK MELLON TRUST COMPANY, N.A., Trustee

By:	/s/ Sarah Newell
Sarah Newell
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