Form 10-Q
period 2020-03-31
CHESAPEAKE GRANITE WASH TRUST
filed 2020-05-14
CIK 1524769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X]    Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2020
[ ]    Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to                     .

Commission File No. 001-35343
Chesapeake Granite Wash Trust
(Exact name of registrant as specified in its charter)

Delaware	45-6355635
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
The Bank of New York Mellon Trust Company, N.A., Trustee Global Corporate Trust
601 Travis Street, Floor 16
Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)
(512) 236-6555
                (Registrant’s telephone number, including area code)

Title of each class	Trading symbol(s)	Name on each exchange of which registered
Common Units	CHKR	OTC Markets Group, Inc.
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
If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [X]
As of May 4, 2020, 46,750,000 common units representing beneficial interests in Chesapeake Granite Wash Trust were outstanding.

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

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Quarterly Report”) includes “forward-looking statements” about the Trust and Chesapeake and other matters discussed herein that are subject to risks and uncertainties that are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact included in this document, including, without limitation, statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I and elsewhere herein regarding the continuing effects of the COVID-19 pandemic and the impact thereof on our and Chesapeake’s business, financial condition and results of operations, actions by, or disputes among or between, members of OPEC+, market factors, market prices, the proved oil, natural gas and natural gas liquids ("NGL") reserves associated with the properties underlying the Royalty Interests, the Trust’s or Chesapeake’s future financial position, business strategy, budgets, projected costs and plans and objectives for future operations, information regarding target distributions, statements pertaining to future development activities and costs, information regarding production and reserve growth and statements regarding the Trust's continued listing on the OTC Markets Group, Inc., are forward-looking statements. Actual outcomes and results may differ materially from those projected. Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “seek,” “plan,” “goal,” “assume,” “target,” “should,” “intend,” “ability,” “will,” “would,” “forecast” or other words that convey the uncertainty of future events or outcomes. These statements are based on certain assumptions made by the Trust, and by Chesapeake, in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform with such expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Item 1A of Part I of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2019 (the "2019 Form 10-K") and in Item 1A of Part II of this Quarterly Report and those set forth from time to time in the Trust’s filings with the United States Securities and Exchange Commission (the "SEC"), which could affect the future results of the energy industry in general, and the Trust and Chesapeake in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, may not have the expected consequences to or effects on Chesapeake’s business and the Trust. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. These factors should not be construed as exhaustive, and there may also be other risks that we are unable to predict at this time. The Trustee relies on Chesapeake for information regarding the Royalty Interests, the Underlying Properties (as defined below) and Chesapeake itself. The Trust undertakes no obligation to publicly update or revise any forward-looking statements and expressly disclaims any obligation to do so, except as required by applicable law.

Table of Contents

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF ASSETS AND TRUST CORPUS (Unaudited)

	March 31, 2020	December 31, 2019

	($ in thousands)
ASSETS:
Cash and cash equivalents	$1,618	$1,600

Investment in Royalty Interests	487,793	487,793
Less: accumulated amortization and impairment	(468,282)	(467,588)
Net investment in Royalty Interests	19,511	20,205
Total assets	$21,129	$21,805
TRUST CORPUS:
Trust corpus; 46,750,000 common units issued and outstanding at March 31, 2020 and December 31, 2019	21,129	21,805
Total Trust corpus	$21,129	$21,805

The accompanying notes are an integral part of these financial statements.

CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF DISTRIBUTABLE INCOME (Unaudited)

	Three Months Ended March 31,
	2020	2019
	($ in thousands, except unit and per unit data)
REVENUES:
Royalty income	$2,016	$3,363
EXPENSES:
Production taxes	164	(241)
Trust administrative expenses	(377)	(63)
Cash reserves withheld	(70)	(107)
Total expenses	(283)	(411)
Distributable income available to unitholders	$1,733	$2,952

Distributable income per common unit (46,750,000 common units)	$0.0371	$0.0631

CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)

	Three Months Ended March 31,
	2020	2019
	($ in thousands)
TRUST CORPUS: Beginning of period	$21,805	$24,378
Cash reserve surplus (deficit)	18	(294)
Amortization of Investment in Royalty Interests	(694)	(646)
Distributable income available to unitholders	1,733	2,952
Distributions paid to unitholders	(1,733)	(2,952)
TRUST CORPUS: End of period	$21,129	$23,438

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
The Trust will dissolve and begin to liquidate on June 30, 2031, or earlier upon the below events (the "Termination Date"):

•	the Trust sells all of the Royalty Interests;

•	the aggregate quarterly cash distribution amounts for any four consecutive quarters is less than $1.0 million;

•
the holders of a majority of the Trust units and a majority of the common units (excluding common units owned by Chesapeake and its affiliates), in each case voting in person or by proxy at a meeting of such holders at which a quorum is present, vote in favor of dissolution; except that at any time that Chesapeake and its affiliates collectively own less than 10% of the outstanding Trust units, the standard for approval will be a majority of the Trust units, including units owned by Chesapeake voting in person or by proxy at a meeting of such holders at which a quorum is present; or

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
As previously disclosed, on August 28, 2019, the Trust received written notification from the NYSE that the Trust was not in compliance with the continued listing standards set forth in Rule 802.01C of the NYSE Listed Company Manual because the average closing price of the Trust’s common units was less than $1.00 over a consecutive 30 trading-day period. Because the Trust was unable to regain compliance with the applicable standards within a six-month cure period concluded February 28, 2020, the NYSE announced the suspension of trading of the Trust's common units due to non-compliance with Rule 802.01C of the NYSE Listed Company Manual, effective as of the close of

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)

trading on February 28, 2020. As a result, the Trust's common units began trading on March 2, 2020 under the symbol "CHKR" on the OTC Markets Group, Inc. (the "OTC Pink"). On March 18, 2020, the NYSE filed a Form 25 with the SEC to delist the Trust's common units from the NYSE. The delisting was effective 10 days after the Form 25 was filed. The deregistration of the Trust’s common units under Section 12(b) of the Exchange Act will become effective 90 days after the filing date of the Form 25. The OTC Pink is a significantly more limited market than the NYSE, and the quotation of the Trust's common units on the OTC Pink may result in a reduction in demand for and the market price of the Trust's common units, and could diminish interest in the Trust from investors, analysts and other market participants.

2.	Basis of Presentation and Significant Accounting Policies
Basis of Accounting.  The accompanying Statement of Assets and Trust Corpus as of March 31, 2020 and December 31, 2019 and the unaudited interim financial statements of the Trust as of and for the three months ended March 31, 2020 and 2019 have been presented in accordance with the rules and regulations of the SEC and include all adjustments which are, in the opinion of the Trustee, necessary to fairly state the Trust's financial position and results of operations for the periods presented. The accompanying unaudited interim financial statements should be read in conjunction with the December 31, 2019 audited financial statements and notes of the Trust, included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2019. These financial statements have been prepared in accordance with the SEC instructions to Form 10-Q and, therefore, do not include all disclosures required for financial statements prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP").
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
Risks and Uncertainties.  On March 11, 2020, the World Health Organization declared the ongoing coronavirus (COVID-19) outbreak a pandemic and recommended containment and mitigation measures worldwide. The pandemic has reached more than 200 countries and territories and has resulted in widespread adverse impacts on the global economy and on Chesapeake’s customers and other parties with whom it has business relations. To date, Chesapeake has experienced limited operational impacts as a result of the restrictions from working remotely or COVID-19 directly. As an essential business under the guidelines issued by each of the states in which it operates, Chesapeake has been allowed to continue operations, although for the health and safety of its employees Chesapeake chose to have its non-essential personnel work remotely. As a result, since mid-March, Chesapeake has restricted access to all of its offices and has directed employees to work remotely to the extent possible. Those employees who are unable to work remotely are being closely monitored and are taking safety precautions to minimize the risk of exposure. These restrictions have allowed Chesapeake to maintain the engagement and connectivity of its personnel, as well as minimize the number of employees required in the office and field.

However, the impact of the pandemic, including a resulting reduction in global demand for oil and, to a lesser extent, natural gas, coupled with a sharp decline in oil prices following the announcement of price reductions and production increases in March 2020 by members of OPEC+ has led to significant global economic contraction generally and in our industry in particular. While an agreement to cut production has since been announced by OPEC+ and its allies, the situation, coupled with the impact of COVID-19, has continued to result in a significant downturn in the oil

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)

and gas industry. Oil prices declined sharply in April 2020 and remain volatile. Oil and natural gas prices are expected to continue to be volatile as a result of the near term production increases and the ongoing COVID-19 outbreak and as changes in oil and natural gas inventories, industry demand and national and economic performance are reported.

The Trust's reserves and quarterly cash distributions depend primarily upon the prices realized by Chesapeake from the sales of oil, natural gas and NGL. Low oil, natural gas and NGL prices negatively affect the amount of cash available for capital expenditures and debt repayment and the ability to borrow money or raise additional capital and, as a result, could have a material adverse effect on Chesapeake’s financial condition, results of operations, cash flows and reserves and the Trust’s reserves and quarterly cash distributions. There is no guarantee that any actions taken by Chesapeake in light of COVID-19 will be effective in preventing future disruptions to its business. Moreover, future operations of Chesapeake could be negatively affected if a significant number of its employees are quarantined as a result of exposure to the virus, which in turn could negatively affect proceeds to the Trust and the Trust’s reserves and quarterly cash distributions to unitholders. For additional discussion regarding risks associated with the COVID-19 pandemic, see Item 1A of Part II “Risk Factors” and Item 2 of Part I “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report.
The Trust's revenues and distributable income available to unitholders have been adversely affected to date in 2020 and throughout 2019 due to natural declines in production and depressed commodity prices as a result of COVID-19 and the OPEC+ decisions discussed in the Quarterly Report. The Trust expects production to continue to decline and expects distributable income to continue to be adversely affected. On May 5, 2020, the Trust declared a cash distribution of $0.0291 per common unit (the "May 2020 Distribution"), consisting of proceeds attributable to production from December 1, 2019 to February 29, 2020. The distribution will be paid on June 1, 2020 to common unitholders of record as of May 20, 2020. See Note 5 for information regarding prior distributions paid and Note 6 for information on the May 2020 Distribution.
Chesapeake's ability to perform its obligations to the Trust depends on its future results of operations, financial condition and liquidity, which in turn depend upon the supply and demand for oil, natural gas and NGL, prevailing economic conditions, and financial, business and other factors, many of which are beyond Chesapeake's control.

In the event of a bankruptcy of Chesapeake or the wholly-owned subsidiaries of Chesapeake that conveyed the Royalty Interests to the Trust, the Trust could lose the value of all of the Royalty Interests if a bankruptcy court were to hold that the Royalty Interests constitute an asset of the bankruptcy estate. Chesapeake could also be unable to provide support to the Trust through loans and performance of its management duties. In May 2020, Chesapeake disclosed that, if depressed commodity prices persist, combined with the scheduled reductions in the leverage ratio covenant and an expected significant reduction in Chesapeake's borrowing base in its scheduled determination, its liquidity and ability to comply with the leverage ratio covenant under its revolving credit facility during the next 12 months will be adversely affected, which raises substantial doubt about its ability to continue as a going concern. Based on Chesapeake’s current forecast, it does not expect to be in compliance with its financial covenants beginning in the fourth quarter of 2020. Failure to comply with these covenants, if not waived, would result in an event of default under Chesapeake’s revolving credit facility, the potential acceleration of outstanding debt thereunder and the potential foreclosure on the collateral securing such debt, and could cause a cross-default under its other outstanding indebtedness. As a result, Chesapeake is evaluatng a number of strategic alternatives, which may include, but not be limited to, seeking a restructuring, amendment or refinancing of existing debt through a private restructuring or reorganization under Chapter 11 of the Bankruptcy Code. However, there can be no assurances that Chesapeake will be able to successfully restructure its indebtedness, improve its financial position or complete any strategic transactions.
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

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)

will not necessarily be indicative of the fair value of such Royalty Interests. The Trust is not burdened by development costs of the Royalty Interests.
On a quarterly basis, the Trust evaluates the carrying value of the Investment in Royalty Interests under the full cost accounting rules of the SEC. This quarterly review is referred to as a ceiling test. Under the ceiling test, the carrying value of the Investment in Royalty Interests may not exceed an amount equal to the sum of the present value (using a 10% discount rate) of the estimated future net revenues from proved reserves. In the three months ended March 31, 2020 and 2019, the Trust recognized no impairments of the Royalty Interests.
Loan Commitment.  Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including available cash reserves, if any) is not sufficient to pay the Trust’s ordinary course expenses as they become due, Chesapeake will loan funds to the Trust necessary to pay such expenses. Such loans will be recorded as a liability on the Statements of Assets, Liabilities and Trust Corpus until repaid. A loan neither increases nor decreases distributions to unitholders; however, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount and unless Chesapeake otherwise consents in writing) until the loan is repaid. There were no loans outstanding as of March 31, 2020 and December 31, 2019.
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
Loan Commitment. Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including available cash reserves, if any) is not sufficient to pay the Trust’s ordinary course expenses as they become due, Chesapeake will loan funds to the Trust necessary to pay such expenses. Any funds loaned by Chesapeake pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness for borrowed money of the Trust. If Chesapeake loans funds pursuant to this commitment, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount and unless Chesapeake otherwise consents in writing) until such loan is repaid. There were no loans outstanding as of March 31, 2020 and December 31, 2019.

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)

5.	Distributions to Unitholders
The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s expenses, approximately 60 days following the completion of each quarter through (and including) the quarter ending June 30, 2031.
For the three months ended March 31, 2020 and 2019, the Trust declared and paid the following cash distributions:

Production Period	Distribution Date	Cash Distribution per Common Unit
September 2019 - November 2019	March 2, 2020	$0.0371

September 2018 - November 2018	March 1, 2019	$0.0631

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)

6. Subsequent Events
The Trust's quarterly income available for distribution was $0.0291 per common unit for the production period from December 1, 2019 to February 29, 2020. On May 5, 2020, the Trust declared the May 2020 Distribution attributable to such production period. The distribution will be paid on June 1, 2020 to common unitholders of record as of May 20, 2020. All Trust unitholders share on a pro rata basis in the Trust's distributable income.
Distributable income attributable to production from December 1, 2019 to February 29, 2020 was calculated as follows (in thousands, except for unit and per unit amounts):

REVENUES:
Royalty income(a)	$1,788
EXPENSES:
Production taxes(b)	(46)
Trust administrative expenses(c)	(311)
Total expenses	(357)
Cash withheld to increase cash reserves(d)	(70)
Distributable income available to common unitholders	$1,361

Distributable income per common unit(e)	$0.0291
___________________________________________________

(a)	Net of certain post-production expenses.

(b)	Includes $119,010 of production taxes for current production offset by ($72,832) of prior period adjustments primarily related to tax refunds on taxes paid from 2010 to 2017.

(c)	Includes the cash advance for administrative expenses.

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

(e)	Calculation of distributable income per common unit is based on 46,750,000 common units issued and outstanding as of May 4, 2020.

ITEM 2.	Trustee's Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The following discussion and analysis is intended to help the reader understand the Trust’s financial condition and results of operations. This discussion and analysis should be read in conjunction with the Trust’s unaudited interim financial statements and the accompanying notes relating to the Trust and the Underlying Properties included in Item 1 of Part I of this Quarterly Report as well as the Trust’s Annual Report on Form 10-K for the year ended December 31, 2019.
Recent Developments
COVID-19 Pandemic and Impact on Global Demand for Oil and Natural Gas
On March 11, 2020, the World Health Organization declared the ongoing coronavirus (COVID-19) outbreak a pandemic and recommended containment and mitigation measures worldwide. The pandemic has reached more than 200 countries and territories and has resulted in widespread adverse impacts on the global economy and on Chesapeake’s customers and other parties with whom it has business relations. To date, Chesapeake has experienced limited operational impacts as a result of the work from home restrictions or COVID-19 directly. As an essential business under the guidelines issued by each of the states in which it operates, Chesapeake has been allowed to continue operations, although for the health and safety of its employees Chesapeake chose to have its non-essential personnel work remotely. As a result, since mid-March, Chesapeake has restricted access to all of its offices and has directed employees to work remotely to the extent possible. Those employees who are unable to work from home are being closely monitored and are taking precautions to minimize the risk of exposure. These restrictions have allowed Chesapeake to maintain the engagement and connectivity of its personnel, as well as minimize the number of employees required in the office and field. However, future operations could be negatively affected if a significant number of Chesapeake’s employees are quarantined as a result of exposure to the virus.
There is considerable uncertainty regarding the extent to which COVID-19 will continue to spread and the extent and duration of governmental and other measures implemented to try to slow the spread of the virus, such as large-scale travel bans and restrictions, border closures, quarantines, shelter-in-place orders and business and government shutdowns. One of the largest impacts of the pandemic has been a significant reduction in global demand for oil and, to a lesser extent, natural gas. This significant decline in demand has been met with a sharp decline in oil prices following the announcement of price reductions and production increases in March 2020 by members of the Organization of Petroleum Exporting Countries, or OPEC+, and other foreign, oil-exporting countries. The resulting supply/demand imbalance is having disruptive impacts on the oil and natural gas exploration and production industry and on other industries that serve exploration and production companies. These industry conditions, coupled with those resulting from the COVID-19 pandemic, is expected to lead to significant global economic contraction generally and in our industry in particular.

Oil and natural gas prices have historically been volatile; however, the volatility in the prices for these commodities has substantially increased as a result of COVID-19 and the OPEC+ decisions mentioned above. While an agreement to cut production has since been announced by OPEC+ and its allies, the situation, coupled with the impact of COVID-19, has continued to result in a significant downturn in the oil and gas industry. Oil prices declined sharply in April 2020 and remain volatile. Strip pricing for natural gas has increased as a result of the oil price war; however, the impact of these recent developments and our business are unpredictable. We expect to see continued volatility in oil and natural gas prices for the foreseeable future, and such volatility, combined with the current depressed prices, has impacted and is expected to continue to adversely impact Chesapeake’s business, financial condition and results of operations and proceeds to the Trust and the Trust’s reserves and quarterly cash distributions to unitholders. A continued low level of demand or prices for oil and natural gas or otherwise would have a continued material adverse effect on Chesapeake’s business, financial condition and results of operations and on proceeds to the Trust and the Trust’s reserves and quarterly cash distributions to unitholders. In May 2020, Chesapeake disclosed that, if depressed commodity prices persist, combined with the scheduled reductions in the leverage ratio covenant and an expected significant reduction in Chesapeake’s borrowing base in its scheduled determination, its liquidity and ability to comply with the leverage ratio covenant under its revolving credit facility during the next 12 months will be adversely affected, which raises substantial doubt about its ability to continue as a going concern. Based on Chesapeake’s current forecast, it does not expect to be in compliance with its financial covenants beginning in the fourth quarter of 2020. Failure to comply with these covenants, if not waived, would result in an event of default under Chesapeake’s revolving credit facility, the potential acceleration of outstanding debt thereunder and the potential foreclosure on the collateral securing such debt, and could cause a cross-default under its other outstanding indebtedness.
We cannot predict the full impact that COVID-19 or the significant disruption and volatility currently being experienced in the oil and natural gas markets will have on Chesapeake’s business, cash flows, liquidity, financial condition and results of operations or on proceeds to the Trust and the Trust’s reserves and quarterly cash distributions to unitholders due to numerous uncertainties. The ultimate impacts will depend on future developments, including, among others, the ultimate geographic spread of the virus, the consequences of governmental and other measures designed to prevent the spread of the virus, the development of effective treatments, the duration of the outbreak, actions taken by members of OPEC+ and other foreign, oil-exporting countries, governmental authorities, Chesapeake’s customers and other thirds parties, workforce availability, and the timing and extent to which normal economic and operating conditions resume. For additional discussion regarding risks associated with the COVID-19 pandemic, see Item 1A “Risk Factors” in this Quarterly Report.
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

The Trust is required to make quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s administrative expenses, on or about 60 days following the completion of each calendar quarter through (and including) the quarter ending June 30, 2031. During the three months ended March 31, 2020, a distribution was paid on March 2, 2020. See Liquidity and Capital Resources below and Note 5 to the financial statements contained in Item 1 of Part I of this Quarterly Report for more information regarding these distributions.
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
Results of Trust Operations
The quarterly payments to the Trust with respect to the Royalty Interests are based on the amount of proceeds actually received by Chesapeake during the preceding calendar quarter. Proceeds from production are typically received by Chesapeake in the month following the month of production. Due to the timing of the payment of production proceeds, quarterly distributions made by Chesapeake to the Trust generally include royalties attributable to sales of oil, natural gas and NGL for three months, comprised of the first two months of the quarter just ended and the last month of the quarter prior to that one. Chesapeake is required to make the Royalty Interest payments to the Trust within 35 days after the end of each calendar quarter. During the three months ended March 31, 2020, the Trust received payments on the Royalty Interests representing royalties attributable to proceeds from sales of oil, natural gas and NGL for September 1, 2019 to November 30, 2019.
The Trust's revenues and distributable income available to unitholders were adversely affected throughout 2019 and to date in 2020 by natural declines in production and depressed commodity prices including, with respect to the current quarter, as a result of COVID-19 and the OPEC+ decisions discussed in this Quarterly Report. The Trust expects production to decline further and expects distributable income to continue to be adversely affected.
The Trust's Investment in Royalty Interests is subject to a quarterly full cost ceiling test. In the three months ended March 31, 2020 and 2019, the Trust recognized no impairments of the Royalty Interests. See Investment in Royalty Interests in Note 2 to the financial statements contained in Item 1 of Part I of this Quarterly Report and Trust Operations for further discussion.

Distributable Income

	Three Months Ended March 31,
	2020	2019	Change
	($ in thousands, except per unit data)
Distributable income available to unitholders	$1,733	$2,952	(41)%

Distributable income per common unit	$0.0371	$0.0631	(41)%
 _____________________________________________________
The $1,219,000 decrease in distributable income during the current quarter was primarily due to a decrease in sales volumes of oil, natural gas and NGL and the average realized price per boe in the production period from September 1, 2019 to November 30, 2019 (current production quarter) as compared to the production period from September 1, 2018 to November 30, 2018 (prior production quarter).

Royalty Income

	Three Months Ended March 31,
	2020	2019	Change
	($ in thousands, except per unit data)
Royalty income(a)	$2,016	$3,363	(40)%

Estimated production from trust properties:
Oil sales volumes (MBbl)	20	25	(20)%
Natural gas sales volumes (MMcf)	511	618	(17)%
Natural gas liquids sales volumes (MBbl)	42	51	(18)%
Total sales volumes (Mboe)	147	179	(18)%

Average prices received for production(b):
Oil ($/Bbl)	$51.06	$61.22	(17)%
Natural gas ($/Mcf)	$0.81	$1.09	(26)%
Natural gas liquids ($/Bbl)	$14.17	$23.02	(38)%
Total average price received ($/boe)	$13.69	$18.79	(27)%
_____________________________________________________

(a)	Net of certain post-production expenses.

(b)	Includes the impact of certain post-production expenses but excludes production taxes.
The decrease in the average price received per barrel of oil equivalent (boe) in the current production quarter compared to the prior production quarter resulted in a decrease of approximately $753,000 in royalty income. Additionally, lower sales volumes in the current production quarter decreased royalty income by approximately $594,000, for a total decrease in royalty income of approximately $1,347,000. The 32 mboe decrease in total sales attributable to the Royalty Interests for the current production quarter compared to the prior production quarter is primarily due to natural declines in production from the Producing Wells and Development Wells.

Production Taxes

	Three Months Ended March 31,
	2020	2019	Change
	($ in thousands, except per unit data)
Production taxes	$(164)	$241	(168)%

Production taxes per boe	$(1.12)	$1.35	(183)%
Production taxes are calculated as a percentage of oil, natural gas and NGL revenues, net of any applicable tax credits. The decrease in production taxes in the current quarter is primarily due to a decrease in volumes produced and tax refunds received in the current quarter related to taxes paid from 2010 to 2017.

Trust Administrative Expenses

	Three Months Ended March 31,
	2020	2019	Change
	($ in thousands, except per unit data)
Trust administrative expenses(a)	$377	$63	498%
 _____________________________________________________

(a)	Including cash advance for administrative expenses.
Trust administrative expenses primarily consist of the administrative fees paid to the Trustees and Chesapeake as well as costs for accounting and legal services. The increase in expenses in the current quarter is primarily due to the timing of cash advances and increases audit fees incurred.

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
The Trust’s revenue and distributions are substantially dependent upon the prevailing and future prices for oil, natural gas and NGL, each of which depends on numerous factors beyond the Trust’s control such as economic conditions, regulatory developments and competition from other energy sources. Oil, natural gas and NGL prices historically have been volatile and may be subject to significant fluctuations in the future; however, the volatility in the prices for these commodities has substantially increased as a result of COVID-19 and the OPEC+ decisions discussed in this Quarterly Report. We expect to see continued volatility in oil and natural gas prices for the foreseeable future, and such volatility has impacted and is expected to continue to adversely impact Chesapeake’s business, financial condition and results of operations and proceeds to the Trust and the Trust’s reserves and quarterly cash distributions to unitholders. The Trust does not have the ability to enter into derivative contracts to mitigate the effect of this price volatility.
The Trust is required to make quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s administrative expenses, on or about 60 days following the completion of each calendar quarter through (and including) the quarter ending June 30, 2031. The 2020 first quarter distribution of $0.0371 per common unit, consisting of proceeds attributable to production from September 1, 2019 through November 30, 2019, was made on March 2, 2020 to record unitholders as of February 19, 2020.
The Trust's quarterly income available for distribution was $0.0291 per common unit consisting of proceeds attributable to production from December 1, 2019 to February 29, 2020. On May 5, 2020, the Trust declared the May 2020 Distribution, attributable to such production period. The distribution will be paid on June 1, 2020 to common unitholders of record as of May 20, 2020. All Trust unitholders share on a pro rata basis in the Trust's distributable income. Distributable income attributable to production from December 1, 2019 to February 29, 2020 was calculated as follows (in thousands, except for unit and per unit amounts):

REVENUES:
Royalty income(a)	$1,788
EXPENSES:
Production taxes(b)	(46)
Trust administrative expenses(c)	(311)
Total expenses	(357)
Cash withheld to increase cash reserves(d)	(70)
Distributable income available to common unitholders	$1,361

Distributable income per common unit(e)	$0.0291
___________________________________________________

(a)	Net of certain post-production expenses.

(b)	Includes $119,010 of production taxes for current production offset by ($72,832) of prior period adjustments primarily related to tax refunds on taxes paid from 2010 to 2017.

(c)	Includes the cash advance for administrative expenses.

(d)
Commencing with the distribution to unitholders payable in first quarter 2019, the Trustee began withholding the greater of $70,000 or 3.5% of the funds otherwise available for distribution each quarter to gradually increase existing cash reserves by a total of approximately $850,000. The Trustee may increase or decrease the targeted amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to unitholders, together with interest earned on the funds. As of March 31, 2020, $387,075 has been withheld to increase cash reserves.

(e)	Calculation of distributable income per common unit is based on 46,750,000 commons units issued and outstanding as of May 4, 2020.
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
Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including cash reserves, if any) is not sufficient to pay the Trust’s ordinary course expenses as they become due, Chesapeake will loan funds to the Trust necessary to pay such expenses. Any funds loaned by Chesapeake pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business and may not be used to satisfy Trust indebtedness for borrowed money of the Trust. If Chesapeake loans funds pursuant to this commitment, unless Chesapeake agrees otherwise in writing, no further distributions may be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. There were no loans outstanding as of March 31, 2020 and December 31, 2019.
Off-Balance Sheet Arrangements
The Trust has no off-balance sheet arrangements. The Trust has not guaranteed the debt of any other party, nor does the Trust have any other arrangements or relationships with other entities that could potentially result in unconsolidated debt, losses or contingent obligations.
Critical Accounting Policies and Estimates
Refer to Note 2 to the financial statements contained in Item 1 of Part I of this Quarterly Report for a discussion of significant accounting policies and estimates that impact the Trust's financial statements. Critical accounting policies and estimates relating to the Trust are contained in Item 7 of Part II of the 2019 Form 10-K.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

Oil, Natural Gas and NGL Price Risk.  The Trust’s primary asset and source of income is the Royalty Interests, which generally entitles the Trust to receive a portion of the net proceeds from the sales of oil, natural gas and NGL from the Underlying Properties. The Trust is significantly exposed to fluctuations in the prices received for oil, natural gas and NGL produced and sold which have been historically volatile and are even more volatile as a result of COVID-19 and the OPEC+ decisions discussed in this Quarterly Report.

Credit Risk Associated with Chesapeake.  Chesapeake’s ability to perform its obligations to the Trust will depend on its future results of operations, financial condition, liquidity and ability to comply with the financial covenants contained in its debt instruments, which in turn will depend upon the supply and demand for oil, natural gas and NGL, prevailing economic conditions, and financial, business and other factors, many of which are beyond Chesapeake’s control and subject to the continued impact of the COVID-19 pandemic and related economic turmoil. See Risks and Uncertainties in Note 2 to the financial statements contained in Item 1 of Part 1 of this Quarterly Report for further discussion of Chesapeake's ability to continue as a going concern.

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
Evaluation of Disclosure Controls and Procedures.
The Trust’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act are designed to ensure that the information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Trust is accumulated and communicated by Chesapeake to The Bank of New York Mellon Trust Company, N.A., as the Trustee of the Trust, and its employees who participate in the preparation of the Trust’s periodic reports as appropriate to allow timely decisions regarding required disclosures. The Vice President of the Trustee has evaluated the effectiveness of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this Quarterly Report. Based on her evaluation, as of March 31, 2020, she has concluded that the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.
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
Changes in Internal Control over Financial Reporting.
There were no changes in the Trust's internal control over financial reporting during the three months ended March 31, 2020 that materially affected, or were reasonably likely to materially affect, the Trust's internal control over financial reporting.

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

ITEM 1A. Risk Factors

Factors that could materially affect our business, financial condition, operating results or liquidity and the trading price of the Trust’s common units are discussed in Item 1A - “Risk Factors” in our 2019 Form 10-K, which risk factors could also be affected by the potential effects of the COVID-19 pandemic discussed herein, and in this Quarterly Report.

Risks Related to the Units

Chesapeake's ability to satisfy its obligations to the Trust depends on its financial position, and in the event of Chesapeake's bankruptcy, it may be expensive and time-consuming for the Trust to exercise its remedies, and the Trust may be treated as an unsecured creditor of Chesapeake.

Chesapeake is obligated to market, or cause to be marketed, the oil, natural gas and NGL production related to the Underlying Properties. Due to the Trust's reliance on Chesapeake to fulfill these obligations, the value of the Royalty Interests and its ultimate cash available for distribution is highly dependent on Chesapeake's performance. Chesapeake's ability to perform its obligations will depend on its future financial condition, economic performance and access to capital, which in turn will depend upon the supply and demand for oil, natural gas and NGL, prevailing economic conditions and financial, business and other factors, many of which are beyond Chesapeake's control. As a result of the impacts to Chesapeake’s financial position resulting from declining industry conditions and in consideration of the substantial amount of long-term debt outstanding, Chesapeake has recently engaged advisors to assist with the evaluation of strategic alternatives, which may include, but not be limited to, seeking a restructuring, amendment or refinancing of existing debt through a private restructuring or reorganization under Chapter 11 of the Bankruptcy Code. During any bankruptcy of Chesapeake, it is possible that payments of the royalties may be delayed or deferred, and the ability to collect cash payments being held in Chesapeake's accounts that are attributable to production from the Trust properties, and even its ability to demand any of these remedies, may be stayed or prohibited by the bankruptcy proceeding.
Risk Factors Relating to the COVID-19 Pandemic

The ongoing coronavirus (COVID-19) pandemic and related economic turmoil have affected and could continue to adversely affect proceeds to the Trust and quarterly cash distributions to unitholders.
The ongoing COVID-19 outbreak, which the World Health Organization declared as a pandemic on March 11, 2020, has reached more than 200 countries and has continued to be a rapidly evolving economic and public health situation. The pandemic has resulted in widespread adverse impacts on the global economy, and there is considerable uncertainty regarding the extent to which COVID-19 will continue to spread and the extent and duration of governmental and other measures implemented to try to slow the spread of the virus, such as quarantines, shelter-in-place orders and business and government shutdowns.
The Trust's reserves and quarterly cash distributions depend primarily upon the prices realized by Chesapeake from the sales of oil, natural gas and NGL. Chesapeake requires substantial expenditures to replace reserves, sustain production and fund its business plans. Low oil, natural gas and NGL prices negatively affect the amount of cash available for capital expenditures and debt repayment and the ability to borrow money or raise additional capital and, as a result, could have a material adverse effect on Chesapeake’s financial condition, results of operations, cash flows and reserves and the Trust’s reserves and quarterly cash distributions. There is no guarantee that any actions taken by Chesapeake in light of COVID-19 will be effective in preventing future disruptions to its business. Moreover, future operations of Chesapeake could be negatively affected if a significant number of its employees are quarantined as a result of exposure to the virus, which in turn could negatively affect proceeds to the Trust and the Trust’s reserves and quarterly cash distributions to unitholders.
Chesapeake regularly monitors the credit worthiness of its customers and derivative contract counterparties. Although Chesapeake has not received notices from any of its customers or counterparties regarding non-performance issues or delays resulting from the pandemic, to the extent there is an outbreak of COVID-19 in the communities in which it operates, it may have to temporarily shut down or reduce production, which could result in significant downtime and have significant adverse consequences for its business, financial condition and results of operations. Furthermore, the impact of the pandemic, including a resulting reduction in demand for oil and natural gas, coupled with the sharp decline in commodity prices following the announcement of price reductions and production increases in March 2020 by members of OPEC+ has led to significant global economic contraction generally and in our industry in particular. While an agreement to cut production has since been announced by OPEC+ and its allies, the situation, coupled with the impact of COVID-19, has continued to result in a significant downturn in the oil and gas industry. Oil prices declined sharply in April 2020 and remain volatile. Oil and natural gas prices are expected to continue to be volatile as a result of the near term production increases and the ongoing COVID-19 outbreak and as changes in oil and natural gas inventories, industry demand and national and economic performance are reported, and we cannot predict when prices will improve and stabilize. We cannot predict the full impact that COVID-19 or the significant disruption and volatility currently being experienced in the oil and natural gas markets will have on Chesapeake’s business, financial condition and results of operations or on proceeds to the Trust and the Trust’s reserves and quarterly cash distributions to unitholders due to numerous uncertainties.
The ultimate impact of COVID-19 will depend on future developments, including, among others, the ultimate geographic spread and severity of the virus, the consequences of governmental and other measures designed to prevent the spread of the virus, the development of effective treatments, the duration of the outbreak, further actions taken by members of OPEC+, actions taken by governmental authorities, Chesapeake’s customers and other third parties, workforce availability, and the timing and extent to which normal economic and operating conditions resume.

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