Form 10-Q
period 2020-06-30
CHESAPEAKE GRANITE WASH TRUST
filed 2020-08-14
CIK 1524769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X]    Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2020
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
Securities registered pursuant to Section 12(b) of the Act: None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [ ]
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes [X] No [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer," “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]	Smaller reporting company [ ]	Emerging growth company [ ]
If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [X]
As of August 14, 2020, 46,750,000 common units representing beneficial interests in Chesapeake Granite Wash Trust were outstanding.

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

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Quarterly Report”) includes “forward-looking statements” about the Trust and Chesapeake and other matters discussed herein that are subject to risks and uncertainties that are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact included in this document, including, without limitation, statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I and elsewhere herein regarding the continuing effects of the COVID-19 pandemic and the impact thereof on our and Chesapeake’s business, financial condition, results of operations and cash flows, actions by, or disputes among or between, members of OPEC+, market factors, market prices, the proved oil, natural gas and natural gas liquids ("NGL") reserves associated with the properties underlying the Royalty Interests, the Trust’s or Chesapeake’s future financial position, Chesapeake's Chapter 11 bankruptcy and its ability to emerge from Chapter 11 bankruptcy, business strategy, budgets, projected costs and plans and objectives for future operations, information regarding target distributions, statements pertaining to future development activities and costs, information regarding production and reserve growth and statements regarding the Trust's continued listing on the OTC Markets Group, Inc., are forward-looking statements. Actual outcomes and results may differ materially from those projected. Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “seek,” “plan,” “goal,” “assume,” “target,” “should,” “intend,” “ability,” “will,” “would,” “forecast” or other words that convey the uncertainty of future events or outcomes. These statements are based on certain assumptions made by the Trust, and by Chesapeake, in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform with such expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Item 1A of Part I of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2019 (the "2019 Form 10-K") and in Item 1A of Part II of this Quarterly Report and those set forth from time to time in the Trust’s filings with the United States Securities and Exchange Commission (the "SEC"), which could affect the future results of the energy industry in general, and the Trust and Chesapeake in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, may not have the expected consequences to or effects on Chesapeake’s business and the Trust. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. These factors should not be construed as exhaustive, and there may also be other risks that we are unable to predict at this time. The Trustee relies on Chesapeake for information regarding the Royalty Interests, the Underlying Properties (as defined below) and Chesapeake itself. The Trust undertakes no obligation to publicly update or revise any forward-looking statements and expressly disclaims any obligation to do so, except as required by applicable law.

Table of Contents

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF ASSETS AND TRUST CORPUS (Unaudited)

	June 30, 2020	December 31, 2019

	($ in thousands)
ASSETS:
Cash and cash equivalents	$1,853	$1,600

Investment in Royalty Interests	487,793	487,793
Less: accumulated amortization and impairment	(471,884)	(467,588)
Net investment in Royalty Interests	15,909	20,205
Total assets	$17,762	$21,805
TRUST CORPUS:
Trust corpus; 46,750,000 common units issued and outstanding	17,762	21,805
Total Trust corpus	$17,762	$21,805

The accompanying notes are an integral part of these financial statements.

CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF DISTRIBUTABLE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	($ in thousands, except unit and per unit data)
REVENUES:
Royalty income	$1,788	$2,510	$3,804	$5,873
EXPENSES:
Production taxes	(46)	(182)	118	(423)
Trust administrative expenses	(311)	(841)	(688)	(904)
Cash reserves withheld	(70)	(70)	(140)	(177)
Total expenses	(427)	(1,093)	(710)	(1,504)
Distributable income available to unitholders	$1,361	$1,417	$3,094	$4,369

Distributable income per common unit (46,750,000 common units)	$0.0291	$0.0303	$0.0662	$0.0934

CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	($ in thousands)
TRUST CORPUS: Beginning of period	$21,129	$23,438	$21,805	$24,378
Cash reserve surplus (deficit)	235	730	253	436
Amortization of Investment in Royalty Interests	(556)	(772)	(1,250)	(1,418)
Impairment of Investment in Royalty Interests	(3,046)	—	(3,046)	—
Distributable income available to unitholders	1,361	1,417	3,094	4,369
Distributions paid to unitholders	(1,361)	(1,417)	(3,094)	(4,369)
TRUST CORPUS: End of period	$17,762	$23,396	$17,762	$23,396

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
As previously disclosed, on August 28, 2019, the Trust received written notification from the NYSE that the Trust was not in compliance with the continued listing standards set forth in Rule 802.01C of the NYSE Listed Company Manual because the average closing price of the Trust’s common units was less than $1.00 over a consecutive 30 trading-day period. Because the Trust was unable to regain compliance with the applicable standards within a six-month cure period concluded February 28, 2020, the NYSE announced the suspension of trading of the Trust's common units due to non-compliance with Rule 802.01C of the NYSE Listed Company Manual, effective as of the close of

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)

trading on February 28, 2020. As a result, the Trust's common units began trading on March 2, 2020 under the symbol "CHKR" on the OTC Markets Group, Inc. (the "OTC Pink"). On March 18, 2020, the NYSE filed a Form 25 with the SEC to delist the Trust's common units from the NYSE. The delisting was effective 10 days after the Form 25 was filed. The deregistration of the Trust’s common units under Section 12(b) of the Exchange Act became effective on June 16, 2020. The OTC Pink is a significantly more limited market than the NYSE, and the quotation of the Trust's common units on the OTC Pink may result in a reduction in demand for and the market price of the Trust's common units, and could diminish interest in the Trust from investors, analysts and other market participants.

2.	Basis of Presentation and Significant Accounting Policies
Basis of Accounting.  The accompanying Statement of Assets and Trust Corpus as of June 30, 2020 and December 31, 2019 and the unaudited interim financial statements of the Trust as of and for the three and six months ended June 30, 2020 (the “Current Quarter” and the “Current Period”, respectively) and the three and six months ended June 30, 2019 (the “Prior Quarter” and the “Prior Period”, respectively) have been presented in accordance with the rules and regulations of the SEC and include all adjustments which are, in the opinion of the Trustee, necessary to fairly state the Trust's financial position and results of operations for the periods presented. The accompanying unaudited interim financial statements should be read in conjunction with the December 31, 2019 audited financial statements and notes of the Trust, included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2019. These financial statements have been prepared in accordance with the SEC instructions to Form 10-Q and, therefore, do not include all disclosures required for financial statements prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP").
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
Risks and Uncertainties.  The global spread of coronavirus (COVID-19) created significant volatility, uncertainty, and economic disruption during the first six months of 2020. The pandemic has reached more than 200 countries and territories and has resulted in widespread adverse impacts on the global economy and on Chesapeake’s customers and other parties with whom it has business relations. State and local authorities have also implemented multi-step policies with the goal of re-opening. However, certain jurisdictions began re-opening only to return to restrictions in the face of increases in new COVID-19 cases. To date, Chesapeake has experienced limited operational impacts as a result of the restrictions from working remotely or COVID-19 directly. As an essential business under the guidelines issued by each of the states in which it operates, Chesapeake has been allowed to continue operations. As a result, since mid-March, Chesapeake has restricted access to all of its offices and for a period of time directed employees to work remotely to the extent possible. Chesapeake began to re-open its offices in phases beginning mid-May and special precautions have been implemented to minimize the risk of exposure. These actions have allowed Chesapeake to maintain the engagement and connectivity of its personnel. However, due to the severe impacts from the global COVID-19 pandemic on the global demand for oil and natural gas, financial results may not necessarily be indicative of operating results for the entire year. Moreover, future operations could be negatively affected if a significant number of Chesapeake employees are quarantined as a result of exposure to the virus.

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)

There is considerable uncertainty regarding the extent to which COVID-19 will continue to spread and the extent and duration of governmental and other measures implemented to try to slow the spread of the virus, such as large-scale travel bans and restrictions, border closures, quarantines, shelter-in-place orders and business and government shutdowns. One of the largest impacts of the pandemic has been a significant reduction in global demand for oil and, to a lesser extent, natural gas. This significant decline in demand has been met with a sharp decline in oil prices following the announcement of price reductions and production increases in March 2020 by members of the Organization of Petroleum Exporting Countries (OPEC+) and other foreign, oil exporting countries. Further, in April 2020, OPEC+ finalized an agreement to cut oil production by 9.7 million barrels per day during May and June 2020. On June 6, 2020, OPEC+ agreed to extend such production cuts until the end of July 2020. However, prices in the oil and gas market have remained depressed, as the oversupply and lack of demand in the market persist. Oil and natural gas prices are expected to continue to be volatile as a result of the near-term production instability and the ongoing COVID-19 outbreak and as changes in oil and natural gas inventories, industry demand and global and national economic performance are reported.

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
The Trust's revenues and distributable income available to unitholders have been adversely affected to date in 2020 due to natural declines in production and depressed commodity prices as a result of COVID-19 and the OPEC+ decisions discussed above. The Trust expects production to continue to decline and expects distributable income to continue to be adversely affected. On August 5, 2020, the Trust declared a cash distribution of $0.0053 per common unit (the "August 2020 Distribution"), consisting of proceeds attributable to production from March 1, 2020 to May 31, 2020. The distribution will be paid on August 31, 2020 to common unitholders of record as of August 19, 2020. See Note 5 for information regarding prior distributions paid and Note 6 for information on the August 2020 Distribution.
Chesapeake's ability to perform its obligations to the Trust depends on its future results of operations, financial condition and liquidity, which in turn depend upon the supply and demand for oil, natural gas and NGL, prevailing economic conditions, and financial, business and other factors, many of which are beyond Chesapeake's control. On June 28, 2020, Chesapeake and certain of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions (the "Chapter 11 Cases") for reorganization (the “Bankruptcy Filing”) under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). On June 29, 2020, the Bankruptcy Court entered an order authorizing the joint administration of the Chapter 11 Cases under the caption In re Chesapeake Energy Corporation, Case No. 20-33233 (DRJ). Subsidiaries with noncontrolling interests, consolidated variable interest entities and certain de minimis subsidiaries (collectively, the “Non-Filing Entities”) were not part of the Bankruptcy Filing. The Non-Filing Entities and the Trust will continue to operate in the ordinary course of business. The Debtors continue to operate the business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Chesapeake’s ability to continue as a going concern is contingent on its ability to comply with the financial and other covenants set forth in the senior secured super-priority debtor-in-possession revolving credit facility provided to the Debtors by certain lenders (the “DIP Credit Facility”), the Bankruptcy Court’s approval of Chesapeake’s plan of reorganization (the “Plan”) and Chesapeake’s ability to successfully implement the Plan and obtain exit financing, among other factors. As a result of the Bankruptcy Filing, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession under Chapter 11, Chesapeake may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business (and subject to restrictions contained in the DIP Credit Facility), for amounts other than those reflected in Chesapeake’s condensed consolidated financial statements. Further, the Plan could materially change the amounts and classifications of assets and liabilities reported in Chesapeake’s condensed consolidated financial statements.

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The Trust is highly dependent on Chesapeake for multiple services, including the operation of wells, remittance of net proceeds generated by the interests in specified oil and natural gas properties located within the AMI and administrative services performed on behalf of the Trust. The ability to operate the properties depends on Chesapeake’s future financial condition and economic performance, access to capital, and other factors, many of which are out of the control of Chesapeake. The factors noted above raise substantial doubt about Chesapeake’s ability to continue as a going concern.  As a result, Chesapeake could also be unable to provide support to the Trust through loans and performance of its management duties. In addition, the Trust could lose the value of all of the Royalty Interests if the Bankruptcy Court were to hold that the Royalty Interests constitute an asset of the bankruptcy estate.
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
On a quarterly basis, the Trust evaluates the carrying value of the Investment in Royalty Interests under the full cost accounting rules of the SEC. This quarterly review is referred to as a ceiling test. Under the ceiling test, the carrying value of the Investment in Royalty Interests may not exceed an amount equal to the sum of the present value (using a 10% discount rate) of the estimated future net revenues from proved reserves. As of June 30, 2020, the carrying amount exceeded the estimated future net revenues from proved reserves resulting in the Trust recognizing a $3.05 million impairment of the Royalty Interests in the Current Quarter. In the three and six months ended June 30, 2019, the Trust recognized no impairments of the Royalty Interests. Impairments do not impact royalty income or the cash distribution to unitholders.
Loan Commitment.  Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including available cash reserves, if any) is not sufficient to pay the Trust’s ordinary course expenses as they become due, Chesapeake will loan funds to the Trust necessary to pay such expenses; provided, however, that this obligation may not be fulfilled during the pendency of Chesapeake’s bankruptcy. Such loans will be recorded as a liability on the Statements of Assets, Liabilities and Trust Corpus until repaid. A loan neither increases nor decreases distributions to unitholders; however, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount and unless Chesapeake otherwise consents in writing) until the loan is repaid. There were no loans outstanding as of June 30, 2020 and December 31, 2019.
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
Trustee Administrative Fee.  Under the terms of the Trust Agreement, the Trust is required to pay an annual administrative fee of $175,000 to the Trustee, paid in equal quarterly installments. The administrative fee may be adjusted for inflation by no more than 3% in any calendar year beginning in 2015. To date, the Trustee's annual administrative fees have been adjusted upward by a total of 8.7% from the original fee including 2019 and 2020 increases of 1.9% and 2.3%, respectively, to the current annual amount of $190,169.

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
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
Loan Commitment. Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including available cash reserves, if any) is not sufficient to pay the Trust’s ordinary course expenses as they become due, Chesapeake will loan funds to the Trust necessary to pay such expenses; provided, however, that this obligation may not be fulfilled during the pendency of Chesapeake’s bankruptcy. Any funds loaned by Chesapeake pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness for borrowed money of the Trust. If Chesapeake loans funds pursuant to this commitment, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount and unless Chesapeake otherwise consents in writing) until such loan is repaid. There were no loans outstanding as of June 30, 2020 and December 31, 2019.

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)

5.	Distributions to Unitholders
The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s expenses, approximately 60 days following the completion of each quarter through (and including) the quarter ending June 30, 2031.
For the six months ended June 30, 2020 and 2019, the Trust declared and paid the following cash distributions:

Production Period	Distribution Date	Cash Distribution per Common Unit
September 2019 - November 2019	March 2, 2020	$0.0371
December 2019 - February 2020	June 1, 2020	$0.0291

September 2018 - November 2018	March 1, 2019	$0.0631
December 2018 - February 2019	May 30, 2019	$0.0303
6. Subsequent Events
The Trust's quarterly income available for distribution was $0.0053 per common unit for the production period from March 1, 2020 to May 31, 2020. On August 5, 2020, the Trust declared the August 2020 Distribution attributable to such production period. The distribution will be paid on August 31, 2020 to common unitholders of record as of August 19, 2020. All Trust unitholders share on a pro rata basis in the Trust's distributable income.
Distributable income attributable to production from March 1, 2020 to May 31, 2020 was calculated as follows (in thousands, except for unit and per unit amounts):

REVENUES:
Royalty income(a)	$377
EXPENSES:
Production taxes	(27)
Trust administrative expenses(b)	(33)
Total expenses	(60)
Cash withheld to increase cash reserves(c)	(70)
Distributable income available to common unitholders	$247

Distributable income per common unit(d)	$0.0053
___________________________________________________

(a)
Royalty income decreased $1,411,000 in the production period from March 1, 2020 to May 31, 2020 (Subsequent Production Quarter) compared to the production period from December 1, 2019 to February 29, 2020 (Current Production Quarter) primarily due to a decrease in the average realized price per boe, resulting in a $903,000 decrease in the Subsequent Production Quarter compared to the Current Production Quarter and a 40 mboe decrease in sales volumes of oil, natural gas and NGL, resulting in a $508,000 decrease in the Subsequent Production Quarter compared to the Current Production Quarter. Royalty income is net of certain post-production expenses.

(b)	Includes the cash advance for administrative expenses.

(c)
Commencing with the distribution to unitholders payable in the first quarter 2019, the Trustee began withholding the greater of $70,000 or 3.5% of the funds otherwise available for distribution each quarter to gradually increase existing cash reserves by a total of approximately $850,000. The Trustee may increase or decrease the targeted amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)

known, anticipated or contingent expenses or liabilities eventually will be distributed to unitholders, together with interest earned on the funds.

(d)	Calculation of distributable income per common unit is based on 46,750,000 common units issued and outstanding as of August 14, 2020.

ITEM 2.	Trustee's Discussion and Analysis of Financial Condition and Results of Operations
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
Recent Developments
COVID-19 Pandemic and Impact on Global Demand for Oil and Natural Gas
The global spread of coronavirus (COVID-19) created significant volatility, uncertainty, and economic disruption during the first six months of 2020. The pandemic has reached more than 200 countries and territories and has resulted in widespread adverse impacts on the global economy and on Chesapeake’s customers and other parties with whom it has business relations. State and local authorities have also implemented multi-step policies with the goal of re-opening. However, certain jurisdictions began re-opening only to return to restrictions in the face of increases in new COVID-19 cases. To date, Chesapeake has experienced limited operational impacts as a result of the restrictions from working remotely or COVID-19 directly. As an essential business under the guidelines issued by each of the states in which it operates, Chesapeake has been allowed to continue operations. As a result, since mid-March, Chesapeake has restricted access to all of its offices and for a period of time directed employees to work remotely to the extent possible. Chesapeake began to re-open its offices in phases beginning mid-May and special precautions have been implemented to minimize the risk of exposure. These actions have allowed Chesapeake to maintain the engagement and connectivity of its personnel. However, due to severe impacts from the global COVID-19 pandemic on the global demand for oil and natural gas, financial results may not necessarily be indicative of operating results for the entire year. Moreover, future operations could be negatively affected if a significant number of Chesapeake employees are quarantined as a result of exposure to the virus.
There is considerable uncertainty regarding the extent to which COVID-19 will continue to spread and the extent and duration of governmental and other measures implemented to try to slow the spread of the virus, such as large-scale travel bans and restrictions, border closures, quarantines, shelter-in-place orders and business and government shutdowns. One of the largest impacts of the pandemic has been a significant reduction in global demand for oil and, to a lesser extent, natural gas. This significant decline in demand has been met with a sharp decline in oil prices following the announcement of price reductions and production increases in March 2020 by members of the Organization of Petroleum Exporting Countries (OPEC+) and other foreign, oil-exporting countries. Further, in April 2020, OPEC+ finalized an agreement to cut oil production by 9.7 million barrels per day during May and June 2020. On June 6, 2020, OPEC+ agreed to extend such production cuts until the end of July 2020. However, prices in the oil and gas market have remained depressed, as the oversupply and lack of demand in the market persist. Oil and natural gas prices are expected to continue to be volatile as a result of the near-term production instability and the ongoing COVID-19 outbreak and as changes in oil and natural gas inventories, industry demand and global and national economic performance are reported. The resulting supply/demand imbalance is having disruptive impacts on the oil and natural gas exploration and production industry and on other industries that serve exploration and production companies.
We expect to see continued volatility in oil and natural gas prices for the foreseeable future, and such volatility, combined with the current depressed prices, has impacted and is expected to continue to adversely impact Chesapeake’s business, financial condition and results of operations and proceeds to the Trust and the Trust’s reserves and quarterly cash distributions to unitholders. The continued low level of demand and prices for oil and natural gas or otherwise has had and will continue to have a material adverse effect on Chesapeake’s business, financial condition and results of operations and on proceeds to the Trust and the Trust’s reserves and quarterly cash distributions to unitholders.
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
On June 28, 2020, Chesapeake and certain of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions (the "Chapter 11 Cases") for reorganization (the “Bankruptcy Filing”) under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). On June 29, 2020, the Bankruptcy Court entered an order authorizing the joint administration of the Chapter 11 Cases under the caption In re Chesapeake Energy Corporation, Case No. 20-33233 (DRJ). Subsidiaries with noncontrolling interests, consolidated variable interest entities and certain de minimis subsidiaries (collectively, the “Non-Filing Entities”) were not part of the Bankruptcy Filing. The Non-Filing Entities and the Trust will continue to operate in the ordinary course of business. The Debtors continue to operate the business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.
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

The Trust is required to make quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s administrative expenses, on or about 60 days following the completion of each calendar quarter through (and including) the quarter ending June 30, 2031. During the six months ended June 30, 2020, distributions were paid on March 2, 2020 and June 1, 2020. See Liquidity and Capital Resources below and Note 5 to the financial statements contained in Item 1 of Part I of this Quarterly Report for more information regarding these distributions.

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
Results of Trust Operations
The quarterly payments to the Trust with respect to the Royalty Interests are based on the amount of proceeds actually received by Chesapeake during the preceding calendar quarter. Proceeds from production are typically received by Chesapeake in the month following the month of production. Due to the timing of the payment of production proceeds, quarterly distributions made by Chesapeake to the Trust generally include royalties attributable to sales of oil, natural gas and NGL for three months, comprised of the first two months of the quarter just ended and the last month of the quarter prior to that one. Chesapeake is required to make the Royalty Interest payments to the Trust within 35 days after the end of each calendar quarter. During the six months ended June 30, 2020, the Trust received payments on the Royalty Interests representing royalties attributable to proceeds from sales of oil, natural gas and NGL for September 1, 2019 to February 29, 2020.
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
The Trust's Investment in Royalty Interests is subject to a quarterly full cost ceiling test. In the Current Quarter, the Trust recognized a $3.05 million impairment of the Royalty Interests as a result of lower commodity prices. In the three and six months ended 2019, the Trust recognized no impairments of the Royalty Interests. See Investment in Royalty Interests in Note 2 to the financial statements contained in Item 1 of Part I of this Quarterly Report and Trust Operations for further discussion.
Distributable Income

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
	($ in thousands, except per unit data)
Distributable income available to unitholders	$1,361	$1,417	(4)%	$3,094	$4,369	(29)%

Distributable income per common unit	$0.0291	$0.0303	(4)%	$0.0662	$0.0934	(29)%
 _____________________________________________________
The $56,000 decrease in distributable income during the current quarter was primarily due to a decrease in sales volumes of oil, natural gas and NGL and the average realized price per boe in the production period from December 1, 2019 to February 29, 2020 (Current Production Quarter) as compared to the production period from December 1, 2018 to February 28, 2019 (Prior Production Quarter) resulting in a $721,000 decrease in distributable income in the Current Production Quarter compared to the Prior Production Quarter. This decrease was partially offset by a $530,000 decrease in administrative expenses and a $136,000 decrease in production taxes in the Current Production Quarter compared to the Prior Production Quarter.

The $1,275,000 decrease in distributable income during the current period was primarily due to a decrease in sales volumes of oil, natural gas and NGL and the average realized price per boe in the production period from September 1, 2019 to February 29, 2020 (Current Production Period) as compared to the production period from September 1, 2018 to February 28, 2019 (Prior Production Period) resulting in a $2,068,000 decrease in distributable income in the Current Production Period compared to the Prior Production Period. This decrease was partially offset by a $216,000 decrease in administrative expenses and a $541,000 decrease in production taxes in the Current Production Period compared to the Prior Production Period.
Royalty Income

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
	($ in thousands, except per unit data)
Royalty income(a)	$1,788	$2,510	(29)%	$3,804	$5,873	(35)%

Estimated production from trust properties:
Oil sales volumes (MBbl)	20	23	(13)%	39	48	(19)%
Natural gas sales volumes (MMcf)	486	546	(11)%	996	1,164	(14)%
Natural gas liquids sales volumes (MBbl)	42	45	(7)%	84	96	(13)%
Total sales volumes (Mboe)	143	158	(9)%	290	337	(14)%

Average prices received for production(b):
Oil ($/Bbl)	$51.48	$46.43	11%	$51.27	$53.97	(5)%
Natural gas ($/Mcf)	$0.42	$1.34	(69)%	$0.62	$1.21	(49)%
Natural gas liquids ($/Bbl)	$13.54	$16.30	(17)%	$13.85	$19.88	(30)%
Total average price received ($/boe)	$12.54	$15.89	(21)%	$13.13	$17.43	(25)%
_____________________________________________________

(a)	Net of certain post-production expenses.

(b)	Includes the impact of certain post-production expenses but excludes production taxes.
The decrease in the average price received per barrel of oil equivalent (boe) in the Current Production Quarter compared to the Prior Production Quarter resulted in a decrease of approximately $484,000 in royalty income. Additionally, lower sales volumes in the Current Production Quarter decreased royalty income by approximately $238,000, for a total decrease in royalty income of approximately $722,000 in the Current Production Quarter compared to the Prior Production Quarter. The 15 mboe decrease in total sales attributable to the Royalty Interests for the Current Production Quarter compared to the Prior Production Quarter is primarily due to natural declines in production from the Producing Wells and Development Wells.
The decrease in the average price received per barrel of oil equivalent (boe) in the Current Production Period compared to the Prior Production Period resulted in a decrease of approximately $1,250,000 in royalty income. Additionally, lower sales volumes in the Current Production Period decreased royalty income by approximately $819,000, for a total decrease in royalty income of approximately $2,069,000 in the Current Production Period compared to the Prior Production Period. The 47 mboe decrease in total sales attributable to the Royalty Interests for the Current Production Period compared to the Prior Production Period is primarily due to natural declines in production and shut-in wells from the Producing Wells and Development Wells.

Production Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
	($ in thousands, except per unit data)
Production taxes	$46	$182	(75)%	$(118)	$423	(128)%

Production taxes per boe	$0.32	$1.15	(72)%	$(0.41)	$1.26	(133)%
Production taxes are calculated as a percentage of oil, natural gas and NGL revenues, net of any applicable tax credits. The decrease in production taxes in the Current Quarter is primarily due to the tax refunds received in the Current Quarter related to taxes paid from 2010 to 2017. The decrease in production taxes in the Current Period is primarily due to a decrease in volumes produced and tax refunds received in the Current Period related to taxes paid from 2010 to 2017.
Trust Administrative Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
	($ in thousands, except per unit data)
Trust administrative expenses(a)	$311	$841	(63)%	$688	$904	(24)%
 _____________________________________________________

(a)	Includes cash advances for administrative expenses.
Trust administrative expenses primarily consist of the administrative fees paid to the Trustees and Chesapeake as well as costs for accounting and legal services. The decrease in expenses in the Current Quarter and Current Period is primarily due to the timing and amount of cash advances.

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
The Trust is required to make quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s administrative expenses, on or about 60 days following the completion of each calendar quarter through (and including) the quarter ending June 30, 2031. The 2020 second quarter distribution of $0.0291 per common unit, consisting of proceeds attributable to production from December 1, 2019 through February 29, 2020, was made on June 1, 2020 to record unitholders as of May 20, 2020.
The Trust's quarterly income available for distribution was $0.0053 per common unit consisting of proceeds attributable to production from March 1, 2020 to May 31, 2020. On August 5, 2020, the Trust declared the August 2020 Distribution, attributable to such production period. The distribution will be paid on August 31, 2020 to common unitholders of record as of August 19, 2020. All Trust unitholders share on a pro rata basis in the Trust's distributable income. Distributable income attributable to production from March 1, 2020 to May 31, 2020 was calculated as follows (in thousands, except for unit and per unit amounts):

REVENUES:
Royalty income(a)	$377
EXPENSES:
Production taxes	(27)
Trust administrative expenses(b)	(33)
Total expenses	(60)
Cash withheld to increase cash reserves(c)	(70)
Distributable income available to common unitholders	$247

Distributable income per common unit(d)	$0.0053
___________________________________________________

(a)	Net of certain post-production expenses.

(b)	Includes the cash advance for administrative expenses.

(c)
Commencing with the distribution to unitholders payable in the first quarter 2019, the Trustee began withholding the greater of $70,000 or 3.5% of the funds otherwise available for distribution each quarter to gradually increase existing cash reserves by a total of approximately $850,000. The Trustee may increase or decrease the targeted amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to unitholders, together with interest earned on the funds. As of June 30, 2020, $457,075 has been withheld to increase cash reserves.

(d)	Calculation of distributable income per common unit is based on 46,750,000 commons units issued and outstanding as of August 14, 2020.
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
Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including cash reserves, if any) is not sufficient to pay the Trust’s ordinary course expenses as they become due, Chesapeake will loan funds to the Trust necessary to pay such expenses. Any funds loaned by Chesapeake pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business and may not be used to satisfy Trust indebtedness for borrowed money of the Trust. If Chesapeake loans funds pursuant to this commitment, unless Chesapeake agrees otherwise in writing, no further distributions may be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. There were no loans outstanding as of June 30, 2020 and December 31, 2019.
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

Credit Risk Associated with Chesapeake.  Chesapeake’s ability to perform its obligations to the Trust will depend on its future results of operations, financial condition, liquidity, ability to emerge from Chapter 11 bankruptcy, ability to finance planned capital expenditures and ability to comply with the financial covenants contained in its debt instruments, which in turn will depend upon the supply and demand for oil, natural gas and NGL, prevailing economic conditions, and financial, business and other factors, many of which are beyond Chesapeake’s control and subject to the continued impact of the COVID-19 pandemic and related economic turmoil. See Risks and Uncertainties in Note 2 to the financial statements contained in Item 1 of Part 1 of this Quarterly Report for further discussion of Chesapeake's ability to continue as a going concern.

In addition, the Trust could lose the value of all of the Royalty Interests if the Bankruptcy Court were to hold that the Royalty Interests constitute an asset of the bankruptcy estate. Chesapeake may also be unable to provide support to the Trust through loans and performance of its management duties during the pendency of the Chapter 11 Cases.

ITEM 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
The Trust’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act are designed to ensure that the information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Trust is accumulated and communicated by Chesapeake to The Bank of New York Mellon Trust Company, N.A., as the Trustee of the Trust, and its employees who participate in the preparation of the Trust’s periodic reports as appropriate to allow timely decisions regarding required disclosures. The Vice President of the Trustee has evaluated the effectiveness of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this Quarterly Report. Based on her evaluation, as of June 30, 2020, she has concluded that the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.
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
Changes in Internal Control over Financial Reporting.
There were no changes in the Trust's internal control over financial reporting during the three months ended June 30, 2020 that materially affected, or were reasonably likely to materially affect, the Trust's internal control over financial reporting.

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

Risks Related to the Units

If the financial position of Chesapeake degrades in the future, Chesapeake may not be able to satisfy its obligations to the Trust.

Chesapeake is obligated to market, or cause to be marketed, the oil, natural gas and NGL production related to the Underlying Properties and to provide management services to the Trust. Due to the Trust's reliance on Chesapeake to fulfill these obligations, the value of the Royalty Interests and its ultimate cash available for distribution is highly dependent on Chesapeake's performance. Chesapeake's ability to perform its obligations will depend on its future financial condition, economic performance and access to capital, which in turn will depend upon the supply and demand for oil, natural gas and NGL, prevailing economic conditions and financial, business and other factors, many of which are beyond Chesapeake's control.

On June 28, 2020, Chesapeake and certain of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions (the "Chapter 11 Cases") for reorganization (the “Bankruptcy Filing”) under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). On June 29, 2020, the Bankruptcy Court entered an order authorizing the joint administration of the Chapter 11 Cases under the caption In re Chesapeake Energy Corporation, Case No. 20-33233 (DRJ). Subsidiaries with noncontrolling interests, consolidated variable interest entities and certain de minimis subsidiaries (collectively, the “Non-Filing Entities”) were not part of the Bankruptcy Filing. The Non-Filing Entities and the Trust will continue to operate in the ordinary course of business. The Debtors continue to operate the business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Chesapeake’s ability to perform its obligations related to the operation of the underlying properties and its obligations to the Trust will depend on Chesapeake’s future financial condition and economic performance, which in turn will depend upon the supply and demand for oil and natural gas, prevailing economic conditions and financial, business and other factors, many of which are beyond the control of Chesapeake. Chesapeake cannot provide any assurance that its financial condition and economic performance will not deteriorate in the future. A substantial or extended decline in oil or natural gas prices may materially and adversely affect Chesapeake’s future business, financial condition, results of operations, liquidity, ability to emerge from Chapter 11 bankruptcy, ability to finance planned capital expenditures or ability to comply with the financial covenants contained in its debt instruments. If the reduced demand for crude oil in the global market as a result of the economic effects of the outbreak of the COVID-19 pandemic continues, and a continued low level of demand and prices for oil and natural gas or otherwise persists for the near future or longer, or if the outbreak adversely affects employees of Chesapeake and such employees’ ability to conduct Chesapeake’s operations, such factors could have a negative impact on the financial condition and economic performance of Chesapeake.

Risk Factors Relating to the COVID-19 Pandemic

The ongoing COVID-19 pandemic and related economic turmoil have affected and could continue to adversely affect proceeds to the Trust and quarterly cash distributions to unitholders.

The global spread of COVID-19 created significant volatility, uncertainty, and economic disruption during the first six months of 2020. The ongoing COVID-19 outbreak has reached more than 200 countries and has continued to be a rapidly evolving economic and public health situation. The pandemic has resulted in widespread adverse impacts on the global economy, and there is considerable uncertainty regarding the extent to which COVID-19 will continue to spread and the extent and duration of governmental and other measures implemented to try to slow the spread of the virus, such as quarantines, shelter-in-place orders and business and government shutdowns. State and local authorities have also implemented multi-step policies with the goal of re-opening. However, certain jurisdictions began re-opening only to return to restrictions in the face of increases in new COVID-19 cases.

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

Chesapeake regularly monitors the credit worthiness of its customers and derivative contract counterparties. Although Chesapeake has not received notices from any of its customers or counterparties regarding non-performance issues or delays resulting from the pandemic, it may have to temporarily shut down or further reduce production, which could result in significant downtime and have significant adverse consequences for its business, financial condition, results of operations and cash flows. Furthermore, the impact of the pandemic, including a resulting reduction in demand for oil and natural gas, coupled with the sharp decline in commodity prices following the announcement of price reductions and production increases in March 2020 by members of OPEC+ has led to significant global economic contraction generally and in our industry in particular. While an agreement to cut production has since been announced by OPEC+ and its allies, the situation, coupled with the impact of COVID-19, has continued to result in a significant downturn in the oil and gas industry. Although OPEC+ finalized an agreement in April 2020 to cut oil production by 9.7 million barrels per day during May and June 2020, and OPEC+ agreed in June 2020 to extend such production cuts until the end of July 2020, crude oil prices have remain depressed as a result of an increasingly utilized global storage network and the decrease in crude oil demand due to COVID-19. Oil and natural gas prices are expected to continue to be volatile as a result of the near term production increases and the ongoing COVID-19 outbreak and as changes in oil and natural gas inventories, industry demand and national and economic performance are reported, and we cannot predict when prices will improve and stabilize. We cannot predict the full impact that COVID-19 or the significant disruption and volatility currently being experienced in the oil and natural gas markets will have on Chesapeake’s business, financial condition and results of operations or on proceeds to the Trust and the Trust’s reserves and quarterly cash distributions to unitholders due to numerous uncertainties.

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
Date: August 14, 2020

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