Form 10-Q
period 2020-09-30
CHESAPEAKE GRANITE WASH TRUST
filed 2020-11-12
CIK 1524769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X]    Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2020
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
If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [X]
As of November 12, 2020, 46,750,000 common units representing beneficial interests in Chesapeake Granite Wash Trust were outstanding.

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

Table of Contents

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF ASSETS AND TRUST CORPUS (Unaudited)

	September 30, 2020	December 31, 2019

	($ in thousands)
ASSETS:
Cash and cash equivalents	$1,616	$1,600

Investment in Royalty Interests	487,793	487,793
Less: accumulated amortization and impairment	(473,055)	(467,588)
Net investment in Royalty Interests	14,738	20,205
Total assets	$16,354	$21,805
TRUST CORPUS:
Trust corpus; 46,750,000 common units issued and outstanding	16,354	21,805
Total Trust corpus	$16,354	$21,805

The accompanying notes are an integral part of these financial statements.

CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF DISTRIBUTABLE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	($ in thousands, except unit and per unit data)
REVENUES:
Royalty income	$377	$2,157	$4,181	$8,030
EXPENSES:
Production taxes	(27)	(131)	91	(554)
Trust administrative expenses	(33)	(445)	(722)	(1,349)
Cash reserves withheld	(70)	(70)	(210)	(247)
Total expenses	(130)	(646)	(841)	(2,150)
Distributable income available to unitholders	$247	$1,511	$3,340	$5,880

Distributable income per common unit (46,750,000 common units)	$0.0053	$0.0323	$0.0715	$0.1258

CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	($ in thousands)
TRUST CORPUS: Beginning of period	$17,762	$23,396	$21,805	$24,378
Cash reserve surplus (deficit)	(237)	(1)	16	435
Amortization of Investment in Royalty Interests	(531)	(796)	(1,781)	(2,214)
Impairment of Investment in Royalty Interests	(640)	—	(3,686)	—
Distributable income available to unitholders	247	1,511	3,340	5,880
Distributions paid to unitholders	(247)	(1,511)	(3,340)	(5,880)
TRUST CORPUS: End of period	$16,354	$22,599	$16,354	$22,599

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

2.	Basis of Presentation and Significant Accounting Policies
Basis of Accounting.  The accompanying Statement of Assets and Trust Corpus as of September 30, 2020 and December 31, 2019 and the unaudited interim financial statements of the Trust as of and for the three and nine months ended September 30, 2020 (the “Current Quarter” and the “Current Period”, respectively) and the three and nine months ended September 30, 2019 (the “Prior Quarter” and the “Prior Period”, respectively) have been presented in accordance with the rules and regulations of the SEC and include all adjustments which are, in the opinion of the Trustee, necessary to fairly state the Trust's financial position and results of operations for the periods presented. The accompanying unaudited interim financial statements should be read in conjunction with the December 31, 2019 audited financial statements and notes of the Trust, included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2019. These financial statements have been prepared in accordance with the SEC instructions to Form 10-Q and, therefore, do not include all disclosures required for financial statements prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP").
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
Risks and Uncertainties.  The global spread of coronavirus (COVID-19) created significant volatility, uncertainty, and economic disruption during the first nine months of 2020. The pandemic has reached more than 200 countries and territories and has resulted in widespread adverse impacts on the global economy and on Chesapeake’s customers and other parties with whom it has business relations. State and local authorities have also implemented multi-step policies with the goal of re-opening. However, certain jurisdictions began re-opening only to return to restrictions in the face of increases in new COVID-19 cases. To date, Chesapeake has experienced limited operational impacts as a result of the restrictions from working remotely or COVID-19 directly. As an essential business under the guidelines issued by each of the states in which it operates, Chesapeake has been allowed to continue operations. As a result, since mid-March, Chesapeake has restricted access to all of its offices and for a period of time directed employees to work remotely to the extent possible. Chesapeake began to re-open its offices in phases beginning mid-May and special precautions have been implemented to minimize the risk of exposure. These actions have allowed Chesapeake to maintain the engagement and connectivity of its personnel. However, due to the severe impacts from the global COVID-19 pandemic on the global demand for oil and natural gas, financial results may not necessarily be indicative of operating results for the entire year. Moreover, future operations could be negatively affected if a significant number of Chesapeake employees are quarantined as a result of exposure to the virus.

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)

There is considerable uncertainty regarding the extent to which COVID-19 will continue to spread and the extent and duration of governmental and other measures implemented to try to slow the spread of the virus, such as large-scale travel bans and restrictions, border closures, quarantines, shelter-in-place orders and business and government shutdowns. One of the largest impacts of the pandemic has been a significant reduction in global demand for oil and, to a lesser extent, natural gas. Prices in the oil and gas market have remained depressed, as the oversupply and lack of demand in the market persist. Oil and natural gas prices are expected to continue to be volatile as a result of the near-term production instability and the ongoing COVID-19 outbreaks and as changes in oil and natural gas inventories, industry demand and global and national economic performance are reported.

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
The Trust's revenues and distributable income available to unitholders have been adversely affected to date in 2020 due to natural declines in production and depressed commodity prices as a result of COVID-19. The Trust expects production to continue to decline and expects distributable income to continue to be adversely affected. On November 4, 2020, the Trust declared a cash distribution of $0.0012 per common unit (the "November 2020 Distribution"), consisting of proceeds attributable to production from June 1, 2020 to August 31, 2020. The distribution will be paid on November 30, 2020 to common unitholders of record as of November 19, 2020. See Note 5 for information regarding prior distributions paid and Note 6 for information on the November 2020 Distribution.
Chesapeake's ability to perform its obligations to the Trust depends on its future results of operations, financial condition and liquidity, which in turn depend upon the supply and demand for oil, natural gas and NGL, prevailing economic conditions, and financial, business and other factors, many of which are beyond Chesapeake's control. On June 28, 2020, Chesapeake and certain of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions (the "Chapter 11 Cases") for reorganization (the “Bankruptcy Filing”) under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). On June 29, 2020, the Bankruptcy Court entered an order authorizing the joint administration of the Chapter 11 Cases under the caption In re Chesapeake Energy Corporation, Case No. 20-33233. Subsidiaries with noncontrolling interests, consolidated variable interest entities and certain de minimis subsidiaries (collectively, the “Non-Filing Entities”) were not part of the Bankruptcy Filing. The Non-Filing Entities and the Trust will continue to operate in the ordinary course of business. The Debtors continue to operate the business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Chesapeake’s ability to continue as a going concern is contingent on its ability to comply with the financial and other covenants set forth in the senior secured super-priority debtor-in-possession revolving credit facility provided to the Debtors by certain lenders (the “DIP Credit Facility”), the Bankruptcy Court’s approval of Chesapeake’s plan of reorganization (the “Plan”) and Chesapeake’s ability to successfully implement the Plan and obtain exit financing, among other factors. As a result of the Bankruptcy Filing, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession under Chapter 11, Chesapeake may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business (and subject to restrictions contained in the DIP Credit Facility), for amounts other than those reflected in Chesapeake’s condensed consolidated financial statements. Further, the Plan could materially change the amounts and classifications of assets and liabilities reported in Chesapeake’s condensed consolidated financial statements.

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

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)

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
On a quarterly basis, the Trust evaluates the carrying value of the Investment in Royalty Interests under the full cost accounting rules of the SEC. This quarterly review is referred to as a ceiling test. Under the ceiling test, the carrying value of the Investment in Royalty Interests may not exceed an amount equal to the sum of the present value (using a 10% discount rate) of the estimated future net revenues from proved reserves. As of September 30, 2020, the carrying amount exceeded the estimated future net revenues from proved reserves resulting in the Trust recognizing a $0.64 million impairment of the Royalty Interests in the Current Quarter. As of June 30, 2020, the carrying amount exceeded the estimated future net revenues from proved reserves resulting in the Trust recognizing a $3.05 million impairment of the Royalty Interests in the second quarter of 2020. In the Prior Quarter and the Prior Period, the Trust recognized no impairments of the Royalty Interests. Impairments do not impact royalty income or the cash distribution to unitholders.
Loan Commitment.  Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including available cash reserves, if any) is not sufficient to pay the Trust’s ordinary course expenses as they become due, Chesapeake will loan funds to the Trust necessary to pay such expenses; provided, however, that this obligation may not be fulfilled during the pendency of Chesapeake’s bankruptcy. Such loans will be recorded as a liability on the Statements of Assets, Liabilities and Trust Corpus until repaid. A loan neither increases nor decreases distributions to unitholders; however, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount and unless Chesapeake otherwise consents in writing) until the loan is repaid. There were no loans outstanding as of September 30, 2020 and December 31, 2019.
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

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
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
Loan Commitment. Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including available cash reserves, if any) is not sufficient to pay the Trust’s ordinary course expenses as they become due, Chesapeake will loan funds to the Trust necessary to pay such expenses; provided, however, that this obligation may not be fulfilled during the pendency of Chesapeake’s bankruptcy. Any funds loaned by Chesapeake pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness for borrowed money of the Trust. If Chesapeake loans funds pursuant to this commitment, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount and unless Chesapeake otherwise consents in writing) until such loan is repaid. There were no loans outstanding as of September 30, 2020 and December 31, 2019.

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)

5.	Distributions to Unitholders
The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s expenses, approximately 60 days following the completion of each quarter through (and including) the quarter ending June 30, 2031.
For the nine months ended September 30, 2020 and 2019, the Trust declared and paid the following cash distributions:

Production Period	Distribution Date	Cash Distribution per Common Unit
September 2019 - November 2019	March 2, 2020	$0.0371
December 2019 - February 2020	June 1, 2020	$0.0291
March 2020 - May 2020	August 31, 2020	$0.0053

September 2018 - November 2018	March 1, 2019	$0.0631
December 2018 - February 2019	May 30, 2019	$0.0303
March 2019 - May 2019	August 29, 2019	$0.0323
6. Subsequent Events
The Trust's quarterly income available for distribution was $0.0012 per common unit for the production period from June 1, 2020 to August 31, 2020. On November 4, 2020, the Trust declared the November 2020 Distribution attributable to such production period. The distribution will be paid on November 30, 2020 to common unitholders of record as of November 19, 2020. All Trust unitholders share on a pro rata basis in the Trust's distributable income.
Distributable income attributable to production from June 1, 2020 to August 31, 2020 was calculated as follows (in thousands, except for unit and per unit amounts):

REVENUES:
Royalty income	$766
EXPENSES:
Production taxes	(55)
Trust administrative expenses(a)	(585)
Total expenses	(640)
Cash withheld to increase cash reserves(b)	(70)
Distributable income available to common unitholders	$56

Distributable income per common unit(c)	$0.0012
___________________________________________________

(a)	Includes the cash advance for administrative expenses.

(b)
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

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(c)	Calculation of distributable income per common unit is based on 46,750,000 common units issued and outstanding as of November 12, 2020.
On October 13, 2020, Chesapeake filed a notice with the Bankruptcy Court that it had reached an agreement with Tapstone Energy, LLC as the “Stalking Horse” bidder to sell its Mid-Continent asset, which includes the Underlying Properties (as defined in Note 1) of the Trust, for $85 million in a 363 transaction under the Bankruptcy Code. A Bankruptcy Court supervised auction was held on November 10, 2020, in which other pre-qualified buyers were able to submit bids for the asset. At the conclusion of the auction, the successful bidder was Tapstone Energy, LLC and KL CHK SPV, LLC for an aggregate purchase price of $130.45 million. Chesapeake will present these auction results to the Bankruptcy Court for its final approval of the sale on November 13, 2020. The transaction is expected to close on December 11, 2020. If Chesapeake were to sell the Underlying Properties of the Trust, per the Trust Agreement, the Trust would continue to operate, and any responsibilities Chesapeake has regarding the Trust would transfer to the buyer.

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
Recent Developments
Chesapeake's Voluntary Reorganization Under Chapter 11
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
Chesapeake's Agreement to Sell Mid-Continent Asset which includes the Underlying Properties
On October 13, 2020, Chesapeake filed a notice with the Bankruptcy Court that it had reached an agreement with Tapstone Energy, LLC as the “Stalking Horse” bidder to sell its Mid-Continent asset, which includes the Underlying Properties (as defined in Note 1) of the Trust, for $85 million in a 363 transaction under the Bankruptcy Code. A Bankruptcy Court supervised auction was held on November 10, 2020, in which other pre-qualified buyers were able to submit bids for the asset. At the conclusion of the auction, the successful bidder was Tapstone Energy, LLC and KL CHK SPV, LLC for an aggregate purchase price of $130.45 million. Chesapeake will present these auction results to the Bankruptcy Court for its final approval of the sale on November 13, 2020. The transaction is expected to close on December 11, 2020. If Chesapeake were to sell the Underlying Properties of the Trust, per the Trust Agreement, the Trust would continue to operate, and any responsibilities Chesapeake has regarding the Trust would transfer to the buyer.
COVID-19 Pandemic and Impact on Global Demand for Oil and Natural Gas
The global spread of coronavirus (COVID-19) created significant volatility, uncertainty, and economic disruption during the first nine months of 2020. The pandemic has reached more than 200 countries and territories and has resulted in widespread adverse impacts on the global economy and on Chesapeake’s customers and other parties with whom it has business relations. State and local authorities have also implemented multi-step policies with the goal of re-opening. However, certain jurisdictions began re-opening only to return to restrictions in the face of increases in new COVID-19 cases. To date, Chesapeake has experienced limited operational impacts as a result of the restrictions from working remotely or COVID-19 directly. As an essential business under the guidelines issued by each of the states in which it operates, Chesapeake has been allowed to continue operations. As a result, since mid-March, Chesapeake has restricted access to all of its offices and for a period of time directed employees to work remotely to the extent possible. Chesapeake began to re-open its offices in phases beginning mid-May and special precautions have been implemented to minimize the risk of exposure. These actions have allowed Chesapeake to maintain the engagement and connectivity of its personnel. However, due to severe impacts from the global COVID-19 pandemic on the global demand for oil and natural gas, financial results may not necessarily be indicative of operating results for the entire year. Moreover, future operations could be negatively affected if a significant number of Chesapeake employees are quarantined as a result of exposure to the virus.

There is considerable uncertainty regarding the extent to which COVID-19 will continue to spread and the extent and duration of governmental and other measures implemented to try to slow the spread of the virus, such as large-scale travel bans and restrictions, border closures, quarantines, shelter-in-place orders and business and government shutdowns. One of the largest impacts of the pandemic has been a significant reduction in global demand for oil and, to a lesser extent, natural gas. Prices in the oil and gas market have remained depressed, as the oversupply and lack of demand in the market persist. Oil and natural gas prices are expected to continue to be volatile as a result of the near-term production instability and the ongoing COVID-19 outbreaks and as changes in oil and natural gas inventories, industry demand and global and national economic performance are reported. The resulting supply/demand imbalance is having disruptive impacts on the oil and natural gas exploration and production industry and on other industries that serve exploration and production companies.
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
We cannot predict the full impact that COVID-19 or the significant disruption and volatility currently being experienced in the oil and natural gas markets will have on Chesapeake’s business, cash flows, liquidity, financial condition and results of operations or on proceeds to the Trust and the Trust’s reserves and quarterly cash distributions to unitholders due to numerous uncertainties. The ultimate impacts will depend on future developments, including, among others, the ultimate geographic spread of the virus, the consequences of governmental and other measures designed to prevent the spread of the virus, the development of effective treatments, the duration of the outbreak, actions taken by members of Organization of Petroleum Exporting Countries (OPEC+) and other foreign, oil-exporting countries, governmental authorities, Chesapeake’s customers and other thirds parties, workforce availability, and the timing and extent to which normal economic and operating conditions resume. For additional discussion regarding risks associated with the COVID-19 pandemic, see Item 1A “Risk Factors” in this Quarterly Report.
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

The Trust is required to make quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s administrative expenses, on or about 60 days following the completion of each calendar quarter through (and including) the quarter ending June 30, 2031. During the nine months ended September 30, 2020, distributions were paid on March 2, 2020, June 1, 2020 and August 31, 2020. See Liquidity and Capital Resources below and Note 5 to the financial statements contained in Item 1 of Part I of this Quarterly Report for more information regarding these distributions.
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
Results of Trust Operations
The quarterly payments to the Trust with respect to the Royalty Interests are based on the amount of proceeds actually received by Chesapeake during the preceding calendar quarter. Proceeds from production are typically received by Chesapeake in the month following the month of production. Due to the timing of the payment of production proceeds, quarterly distributions made by Chesapeake to the Trust generally include royalties attributable to sales of oil, natural gas and NGL for three months, comprised of the first two months of the quarter just ended and the last month of the quarter prior to that one. Chesapeake is required to make the Royalty Interest payments to the Trust within 35 days after the end of each calendar quarter. During the nine months ended September 30, 2020, the Trust received payments on the Royalty Interests representing royalties attributable to proceeds from sales of oil, natural gas and NGL for September 1, 2019 to May 31, 2020.
The Trust's revenues and distributable income available to unitholders were adversely affected throughout 2019 and to date in 2020 by natural declines in production and depressed commodity prices including, with respect to the Current Quarter, as a result of COVID-19. The Trust expects production to decline further and expects distributable income to continue to be adversely affected.
The Trust's Investment in Royalty Interests is subject to a quarterly full cost ceiling test. The Trust recognized a $3.69 million impairment of the Royalty Interests in the Current Period which included a $0.64 million impairment of the Royalty Interests in the Current Quarter as a result of a decrease in commodity prices. In the three and nine months ended 2019, the Trust recognized no impairments of the Royalty Interests. See Investment in Royalty Interests in Note 2 to the financial statements contained in Item 1 of Part I of this Quarterly Report and Trust Operations for further discussion.

Distributable Income

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
	($ in thousands, except per unit data)
Distributable income available to unitholders	$247	$1,511	(84)%	$3,340	$5,880	(43)%

Distributable income per common unit	$0.0053	$0.0323	(84)%	$0.0715	$0.1258	(43)%

The $1.26 million decrease in distributable income during the Current Quarter was primarily due to a decrease in sales volumes of oil, natural gas and NGL and the average realized price per boe in the production period from March 1, 2020 to May 31, 2020 (Current Production Quarter) as compared to the production period from March 1, 2019 to May 31, 2019 (Prior Production Quarter) resulting in a $1.78 million decrease in distributable income in the Current Production Quarter compared to the Prior Production Quarter. This decrease was partially offset by a $412,000 decrease in administrative expenses and a $104,000 decrease in production taxes in the Current Production Quarter compared to the Prior Production Quarter.
The $2.54 million decrease in distributable income during the Current Period was primarily due to a decrease in sales volumes of oil, natural gas and NGL and the average realized price per boe in the production period from September 1, 2019 to May 31, 2020 (Current Production Period) as compared to the production period from September 1, 2018 to May 31, 2019 (Prior Production Period) resulting in a $3.85 million decrease in distributable income in the Current Production Period compared to the Prior Production Period. This decrease was partially offset by a $627,000 decrease in administrative expenses and a $645,000 decrease in production taxes in the Current Production Period compared to the Prior Production Period.
Royalty Income

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
	($ in thousands, except per unit data)
Royalty income(a)	$377	$2,157	(83)%	$4,181	$8,030	(48)%

Estimated production from trust properties:
Oil sales volumes (MBbl)	13	22	(41)%	52	70	(26)%
Natural gas sales volumes (MMcf)	357	515	(31)%	1,353	1,679	(19)%
Natural gas liquids sales volumes (MBbl)	30	48	(38)%	114	143	(20)%
Total sales volumes (Mboe)	102	156	(35)%	392	493	(20)%

Average prices received for production(b):
Oil ($/Bbl)	$17.91	$54.68	(67)%	$43.21	$54.34	(20)%
Natural gas ($/Mcf)	$0.05	$0.47	(89)%	$0.47	$0.98	(52)%
Natural gas liquids ($/Bbl)	$4.48	$14.49	(69)%	$11.39	$18.09	(37)%
Total average price received ($/boe)	$3.70	$13.83	(73)%	$10.67	$16.29	(34)%
_____________________________________________________

(a)	Net of certain post-production expenses.

(b)	Includes the impact of certain post-production expenses but excludes production taxes.
The decrease in the average price received per barrel of oil equivalent (boe) in the Current Production Quarter compared to the Prior Production Quarter resulted in a decrease of approximately $1.03 million in royalty income. Additionally, lower sales volumes in the Current Production Quarter decreased royalty income by approximately $0.75 million, for a total decrease in royalty income of approximately $1.78 million in the Current Production Quarter compared to the Prior Production Quarter. The 54 mboe decrease in total sales attributable to the Royalty Interests for the Current Production Quarter compared to the Prior Production Quarter is primarily due to natural declines in production from the Producing Wells and Development Wells and curtailment in the Current Production Quarter due to a decrease in commodity prices.
The decrease in the average price received per barrel of oil equivalent (boe) in the Current Production Period compared to the Prior Production Period resulted in a decrease of approximately $2.20 million in royalty income. Additionally, lower sales volumes in the Current Production Period decreased royalty income by approximately $1.65 million, for a total decrease in royalty income of approximately $3.85 million in the Current Production Period compared to the Prior Production Period. The 101 mboe decrease in total sales attributable to the Royalty Interests for the Current Production Period compared to the Prior Production Period is primarily due to natural declines in production and shut-in wells from the Producing Wells and Development Wells and curtailment in the Current Production Period due to a decrease in commodity prices.
Production Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
	($ in thousands, except per unit data)
Production taxes	$27	$131	(79)%	$(91)	$554	(116)%

Production taxes per boe	$0.26	$0.84	(69)%	$(0.23)	$1.12	(121)%
Production taxes are calculated as a percentage of oil, natural gas and NGL revenues, net of any applicable tax credits. The decrease in production taxes in the Current Quarter is primarily due to decreases in the average price received per barrel of oil equivalent and in volumes produced. The decrease in production taxes in the Current Period is primarily due to a decrease in volumes produced and tax refunds received in the Current Period related to taxes paid from 2010 to 2017.
Trust Administrative Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
	($ in thousands)
Trust administrative expenses(a)	$33	$445	(93)%	$722	$1,349	(46)%
 _____________________________________________________

(a)	Includes cash advances for administrative expenses.
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
The Trust’s revenue and distributions are substantially dependent upon the prevailing and future prices for oil, natural gas and NGL, each of which depends on numerous factors beyond the Trust’s control such as economic conditions, regulatory developments and competition from other energy sources. Oil, natural gas and NGL prices historically have been volatile and may be subject to significant fluctuations in the future; however, the volatility in the prices for these commodities has substantially increased as a result of COVID-19. We expect to see continued volatility in oil and natural gas prices for the foreseeable future, and such volatility has impacted and is expected to continue to adversely impact Chesapeake’s business, financial condition and results of operations and proceeds to the Trust and the Trust’s reserves and quarterly cash distributions to unitholders. The Trust does not have the ability to enter into derivative contracts to mitigate the effect of this price volatility.
The Trust is required to make quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s administrative expenses, on or about 60 days following the completion of each calendar quarter through (and including) the quarter ending June 30, 2031. The 2020 third quarter distribution of $0.0053 per common unit, consisting of proceeds attributable to production from March 1, 2020 through May 31, 2020, was made on August 31, 2020 to record unitholders as of August 19, 2020.
The Trust's quarterly income available for distribution was $0.0012 per common unit consisting of proceeds attributable to production from June 1, 2020 to August 31, 2020. On November 4, 2020, the Trust declared the November 2020 Distribution, attributable to such production period. The distribution will be paid on November 30, 2020 to common unitholders of record as of November 19, 2020. All Trust unitholders share on a pro rata basis in the Trust's distributable income. Distributable income attributable to production from June 1, 2020 to August 31, 2020 was calculated as follows (in thousands, except for unit and per unit amounts):

REVENUES:
Royalty income(a)	$766
EXPENSES:
Production taxes	(55)
Trust administrative expenses(b)	(585)
Total expenses	(640)
Cash withheld to increase cash reserves(c)	(70)
Distributable income available to common unitholders	$56

Distributable income per common unit(d)	$0.0012
___________________________________________________

(a)	Net of certain post-production expenses.

(b)	Includes the cash advance for administrative expenses.

(c)
Commencing with the distribution to unitholders payable in the first quarter 2019, the Trustee began withholding the greater of $70,000 or 3.5% of the funds otherwise available for distribution each quarter to gradually increase existing cash reserves by a total of approximately $850,000. The Trustee may increase or decrease the targeted amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to unitholders, together with interest earned on the funds. As of September 30, 2020, $527,075 has been withheld to increase cash reserves.

(d)	Calculation of distributable income per common unit is based on 46,750,000 commons units issued and outstanding as of November 12, 2020.
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
Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including cash reserves, if any) is not sufficient to pay the Trust’s ordinary course expenses as they become due, Chesapeake will loan funds to the Trust necessary to pay such expenses. Any funds loaned by Chesapeake pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business and may not be used to satisfy Trust indebtedness for borrowed money of the Trust. If Chesapeake loans funds pursuant to this commitment, unless Chesapeake agrees otherwise in writing, no further distributions may be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. There were no loans outstanding as of September 30, 2020 and December 31, 2019.
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

Oil, Natural Gas and NGL Price Risk.  The Trust’s primary asset and source of income is the Royalty Interests, which generally entitles the Trust to receive a portion of the net proceeds from the sales of oil, natural gas and NGL from the Underlying Properties. The Trust is significantly exposed to fluctuations in the prices received for oil, natural gas and NGL produced and sold which have been historically volatile and are even more volatile as a result of COVID-19.

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
Evaluation of Disclosure Controls and Procedures.
The Trust’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act are designed to ensure that the information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Trust is accumulated and communicated by Chesapeake to The Bank of New York Mellon Trust Company, N.A., as the Trustee of the Trust, and its employees who participate in the preparation of the Trust’s periodic reports as appropriate to allow timely decisions regarding required disclosures. The Vice President of the Trustee has evaluated the effectiveness of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this Quarterly Report. Based on her evaluation, as of September 30, 2020, she has concluded that the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.
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
Changes in Internal Control over Financial Reporting.
There were no changes in the Trust's internal control over financial reporting during the three months ended September 30, 2020 that materially affected, or were reasonably likely to materially affect, the Trust's internal control over financial reporting.

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

On June 28, 2020, Chesapeake and certain of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions (the "Chapter 11 Cases") for reorganization (the “Bankruptcy Filing”) under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). On June 29, 2020, the Bankruptcy Court entered an order authorizing the joint administration of the Chapter 11 Cases under the caption In re Chesapeake Energy Corporation, Case No. 20-33233. Subsidiaries with noncontrolling interests, consolidated variable interest entities and certain de minimis subsidiaries (collectively, the “Non-Filing Entities”) were not part of the Bankruptcy Filing. The Non-Filing Entities and the Trust will continue to operate in the ordinary course of business. The Debtors continue to operate the business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Chesapeake’s ability to perform its obligations related to the operation of the underlying properties and its obligations to the Trust will depend on Chesapeake’s future financial condition and economic performance, which in turn will depend upon the supply and demand for oil and natural gas, prevailing economic conditions and financial, business and other factors, many of which are beyond the control of Chesapeake. Chesapeake cannot provide any assurance that its financial condition and economic performance will not deteriorate in the future. A substantial or extended decline in oil or natural gas prices may materially and adversely affect Chesapeake’s future business, financial condition, results of operations, liquidity, ability to emerge from Chapter 11 bankruptcy, ability to finance planned capital expenditures or ability to comply with the financial covenants contained in its debt instruments. If the reduced demand for crude oil in the global market as a result of the economic effects of the outbreak of the COVID-19 pandemic continues, and a continued low level of demand and prices for oil and natural gas or otherwise persists for the near future or longer, or if the outbreak adversely affects employees of Chesapeake and such employees’ ability to conduct Chesapeake’s operations, such factors could have a negative impact on the financial condition and economic performance of Chesapeake.

Risk Factors Relating to the Sale of the Underlying Properties of the Trust

The sale of the Underlying Properties of the Trust may result in the ownership and management of the Trust by a party that is unfamiliar with the operation of the Trust or the Underlying Properties.

On October 13, 2020, Chesapeake filed a notice with the Bankruptcy Court that it had reached an agreement with Tapstone Energy, LLC as the “Stalking Horse” bidder to sell its Mid-Continent asset, which includes the Underlying Properties of the Trust, for $85 million in a 363 transaction under the Bankruptcy Code. A Bankruptcy Court supervised auction was held on November 10, 2020, in which other pre-qualified buyers were able to submit bids for the asset. At the conclusion of the auction, the successful bidder was Tapstone Energy, LLC and KL CHK SPV, LLC for an aggregate purchase price of $130.45 million. Chesapeake will present these auction results to the Bankruptcy Court for its final approval of the sale on November 13, 2020. If the sale of the Underlying Properties of the Trust is approved by the Bankruptcy Court, duties currently performed by Chesapeake with respect to the Trust will be performed by another party. The purchaser of the Underlying Properties may have less experience with the operation of the Trust or the Underlying Properties, or may interpret or perform its responsibilities with respect to the Trust and the Underlying Properties in a different manner than Chesapeake.

Risk Factors Relating to the COVID-19 Pandemic

The ongoing COVID-19 pandemic and related economic turmoil have affected and could continue to adversely affect proceeds to the Trust and quarterly cash distributions to unitholders.

The global spread of COVID-19 created significant volatility, uncertainty, and economic disruption during the first nine months of 2020. The ongoing COVID-19 outbreak has reached more than 200 countries and has continued to be a rapidly evolving economic and public health situation. The pandemic has resulted in widespread adverse impacts on the global economy, and there is considerable uncertainty regarding the extent to which COVID-19 will continue to spread and the extent and duration of governmental and other measures implemented to try to slow the spread of the virus, such as quarantines, shelter-in-place orders and business and government shutdowns. State and local authorities have also implemented multi-step policies with the goal of re-opening. However, certain jurisdictions began re-opening only to return to restrictions in the face of increases in new COVID-19 cases.

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

Chesapeake regularly monitors the credit worthiness of its customers and derivative contract counterparties. Although Chesapeake has not received notices from any of its customers or counterparties regarding non-performance issues or delays resulting from the pandemic, it may have to temporarily shut down or further reduce production, which could result in significant downtime and have significant adverse consequences for its business, financial condition, results of operations and cash flows. Furthermore, the impact of the pandemic, including a resulting reduction in demand for oil and natural gas, coupled with the sharp decline in commodity prices following the announcement of price reductions and production increases in March 2020 by members of OPEC+ has led to significant global economic contraction generally and in our industry in particular. While an agreement to cut production has since been announced by OPEC+ and its allies, the situation, coupled with the impact of COVID-19, has continued to result in a significant downturn in the oil and gas industry. In April 2020, OPEC+ finalized an agreement to cut oil production by 9.7 million barrels per day during May and June 2020. On June 6, 2020, OPEC+ agreed to extend such production cuts until the end of July 2020. In July 2020, OPEC+ reduced the cut in production to 7.7 million barrels per day for August through December 2020. Despite the production cuts, crude oil prices have remain depressed as a result of an increasingly utilized global storage network and the decrease in crude oil demand due to COVID-19. Oil and natural gas prices are expected to continue to be volatile as a result of the near term production increases and the ongoing COVID-19 outbreak and as changes in oil and natural gas inventories, industry demand and national and economic performance are reported, and we cannot predict when prices will improve and stabilize. We cannot predict the full impact that COVID-19 or the significant disruption and volatility currently being experienced in the oil and natural gas markets will have on Chesapeake’s business, financial condition and results of operations or on proceeds to the Trust and the Trust’s reserves and quarterly cash distributions to unitholders due to numerous uncertainties.

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
Date: November 12, 2020

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