Form 10-K
period 2020-12-31
CHESAPEAKE GRANITE WASH TRUST
filed 2021-03-19
CIK 1524769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[X]    Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2020
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
If emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period from complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [  ] No [X]

    The aggregate market value of the 23,000,000 Common Units representing beneficial interests in Chesapeake Granite Wash Trust held by non-affiliates of the registrant, computed using the closing sale price of $0.37 on June 30, 2020, was approximately $8.51 million.

As of March 18, 2021, 46,750,000 Common Units representing beneficial interests in Chesapeake Granite Wash Trust were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

    Listed below is the only document parts of which are incorporated herein by reference and the parts of this Annual Report into which the document is incorporated:
None

CHESAPEAKE GRANITE WASH TRUST
2020 ANNUAL REPORT ON FORM 10-K

All references to “we,” “us,” “our,” or the “Trust” refer to Chesapeake Granite Wash Trust. The royalty interests conveyed on November 16, 2011 by Chesapeake Energy Corporation ("Chesapeake") from its interests in certain properties in the Colony Granite Wash formation in Oklahoma and held by the Trust are referred to as the “Royalty Interests.” References to "Chesapeake" refer to Chesapeake Energy Corporation and, where the context requires, its subsidiaries. References to "Tapstone" refer to Tapstone Energy LLC.

GLOSSARY OF CERTAIN TERMS
In this Annual Report, the following terms have the meanings specified below. Other terms are defined in the text of this Annual Report.
Administrative Servicer. The company providing the Trust with certain accounting, tax preparation, bookkeeping and information services related to the Royalty Interests and the Registration Rights Agreement in accordance with the Administrative Services Agreement. Pursuant to an agreement between Tapstone and Chesapeake following the divestiture of the Underlying Properties, (i) Chesapeake served as the Administrative Servicer through the filing of this Annual Report with the SEC and (ii) Tapstone is the Administrative Servicer for all periods subsequent to the filing of this Annual Report with the SEC.
Administrative Services Agreement. An administrative services agreement the Trust entered into on November 16, 2011 with the Administrative Servicer, effective July 1, 2011, pursuant to which the Administrative Servicer provides the Trust with certain accounting, tax preparation, bookkeeping and information services related to the Royalty Interests and the Registration Rights Agreement.
AMI. The area of mutual interest, or AMI, lies within Washita County in western Oklahoma and is limited to the Colony Granite Wash formation in the area identified below, consisting of approximately 40,500 gross acres (26,400 net acres) held by Tapstone as of December 31, 2020.
Assignment Agreement. Assignment and Assumption Agreement, dated as of December 11, 2020, by and among Chesapeake Energy Corporation, Chesapeake Exploration, L.L.C., Chesapeake E&P Holding, L.L.C., and Tapstone Energy, LLC, pursuant to which Tapstone agreed to assume all duties and obligations of Chesapeake and its subsidiaries under each of the Trust Agreement, the Administrative Services Agreement, the royalty conveyances and the Registration Rights Agreement following the divestiture by Chesapeake of the Underlying Properties and 23,750,000 common units.
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
Development Well. As defined by the SEC, a development well is a well drilled within the proved area of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive. For the purposes of the Trust and as used herein, references to “Development Wells” refer to the 118 horizontal development wells that, since July 1, 2011, have been drilled on properties held by the Operator in the AMI and in which the Trust has received an interest.
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
NYMEX. New York Mercantile Exchange.
Operator. The company that holds the AMI, owns the Underlying Properties and is bound by the terms of the Trust Agreement. As of December 11, 2020, Tapstone is the Operator. Prior to December 11, 2020, Chesapeake was the Operator.
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
Production Expenses. Costs incurred to operate and maintain wells and related equipment and facilities, including depreciation and applicable operating costs of support equipment and facilities and other costs of operating and maintaining those wells and related equipment and facilities. They become part of the cost of oil, natural gas and NGL produced. Examples of production expenses (sometimes called lifting expenses) are:
•costs of labor to operate the wells and related equipment and facilities;
•repairs and maintenance;
•materials, supplies and fuel consumed as well as supplies utilized in operating the wells and related equipment and facilities;
•property taxes and insurance applicable to proved properties and wells and related equipment and facilities; and
•production taxes.

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
Registration Rights Agreement. Dated as of November 16, 2011, by and among Tapstone (as successor to Chesapeake and Chesapeake Exploration, L.L.C.) and the Trust.
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
Underlying Properties. Interests in specified oil and natural gas properties located in the Colony Granite Wash play in Washita County in the Anadarko Basin of western Oklahoma.

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

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“Annual Report” or "Form 10-K") includes “forward-looking statements” about the Trust and the Operator and other matters discussed herein that are subject to risks and uncertainties that are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact included in this document, including, without limitation, statements relating to the continuing effects of the COVID-19 pandemic and the impact thereof on our and the Operator's business, financial condition, results of operations and cash flows, actions by, or disputes among or between, members of the Organization of the Petroleum Exporting Countries ("OPEC+") and other foreign, oil-exporting countries, market factors, market prices, statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II and “Risk Factors” in Item 1A of Part I and elsewhere herein regarding the proved oil, natural gas and NGL reserves associated with the properties underlying the Royalty Interests, the Trust’s or the Operator's future financial position, business strategy, budgets, projected costs and plans and objectives for future operations, information regarding target distributions, statements pertaining to future development activities and costs and information regarding production and reserve growth are forward-looking statements. Actual outcomes and results may differ materially from those projected. Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “seek,” “plan,” “goal,” “assume,” “target,” “should,” “intend," "ability," "will," "would," "forecast" or other words that convey the uncertainty of future events or outcomes. These statements are based on certain assumptions made by the Trust, and by the Operator in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform with such expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Item 1A of Part I of this Annual Report, which could affect the future results of the energy industry in general, and the Trust and the Operator in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. These factors should not be construed as exhaustive, and there may also be other risks that we are unable to predict at this time. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on the Operator's business and the Trust. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. The Trustee relies on the Operator for information regarding the Royalty Interests, the Underlying Properties and the Operator itself. The Trust undertakes no obligation to publicly update or revise any forward-looking statements and expressly disclaim any obligation to do so, except as required by applicable law.

PART I
ITEM 1.Business

Introduction
Chesapeake Granite Wash Trust is a statutory trust formed in June 2011 under the Delaware Statutory Trust Act pursuant to an initial trust agreement by and among the Operator, as Trustor, The Bank of New York Mellon Trust Company, N.A., as Trustee (the “Trustee”), and The Corporation Trust Company, as Delaware Trustee (the “Delaware Trustee”). The Trust maintains its offices at the office of the Trustee, which is located at 601 Travis Street, Floor 16, Houston, Texas 77002, and the telephone number of the Trustee is (212) 815-5787.
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
General
The Trust was created to own the Royalty Interests for the benefit of Trust unitholders pursuant to a trust agreement dated as of June 29, 2011 and subsequently amended and restated as of November 16, 2011 by and among Tapstone (as successor to Chesapeake and Chesapeake Exploration, L.L.C., a wholly owned subsidiary of Chesapeake), the Trustee and the Delaware Trustee (the “Trust Agreement”). The Royalty Interests are derived from the Underlying Properties. Chesapeake conveyed the Royalty Interests to the Trust from Chesapeake's interests in the Producing Wells and the Development Wells.
The business and affairs of the Trust are managed by the Trustee. The Trust Agreement limits the Trust's business activities generally to owning the Royalty Interests and any activity reasonably related to such ownership, including activities required or permitted by the terms of the conveyances applicable to the Royalty Interests. The royalty interests in the Producing Wells (the “PDP Royalty Interest”) entitle the Trust to receive 90% of the proceeds (exclusive of any production or development costs but after deducting certain post-production expenses and any applicable taxes) from the sales of oil, natural gas and NGL production attributable to the Operator's net revenue interest in the Producing Wells. The royalty interests in the Development Wells (the “Development Royalty Interest”) entitle the Trust to receive 50% of the proceeds (exclusive of any production or development costs but after deducting certain post-production expenses and any applicable taxes) from the sales of oil, natural gas and NGL production attributable to the Operator's net revenue interest in the Development Wells.
Through an initial public offering in November 2011, the Trust sold to the public 23,000,000 common units, representing beneficial interests in the Trust, for cash proceeds of approximately $409.7 million, net of offering costs. The Trust delivered the net proceeds of the initial public offering, along with 12,062,500 common units and 11,687,500 subordinated units, to certain wholly owned subsidiaries of Chesapeake in exchange for the conveyance of the Royalty Interests to the Trust. Upon completion of these transactions, there were 46,750,000 Trust units issued and outstanding, consisting of 35,062,500 common units and 11,687,500 subordinated units, which were converted into common units on a one-for-one basis as of June 30, 2017. On December 11, 2020, Chesapeake sold its 23,750,000 common units to Tapstone in a sale that included the Underlying Properties of the Trust.
Neither the Trust nor the Trustee is responsible for, or has any control over, any operating or capital costs of the Underlying Properties. The Trust's cash receipts with respect to the Royalty Interests in the Underlying Properties are determined after deducting certain post-production expenses and any applicable taxes associated with the Royalty Interests. Post-production expenses generally consist of costs incurred to gather, store, compress, transport, process, treat, dehydrate and market the oil, natural gas and NGL produced. However, the Trust is not responsible for costs of marketing services provided by affiliates of the Operator. Cash distributions to unitholders will continue to be reduced by the Trust's general and administrative expenses.
The Trust will dissolve and begin to liquidate on June 30, 2031, or earlier upon certain events (the “Termination Date”), and will soon thereafter wind up its affairs and terminate. At the Termination Date, (a) 50% of the total Royalty Interests conveyed by the Operator (the “Term Royalties”) will revert automatically to the Operator and (b) 50% of the total Royalty Interests conveyed by the Operator (the “Perpetual Royalties”) will be retained by the Trust and thereafter sold. The net proceeds of the sale of the Perpetual Royalties, as well as any remaining Trust cash reserves, will be distributed to the unitholders on a pro rata basis. The Operator will have a right of first refusal to purchase the Perpetual Royalties retained by the Trust at the Termination Date.
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
Actual cash distributions to the Trust unitholders will fluctuate quarterly based on the quantity of oil, natural gas, and NGL sold from the Underlying Properties, the prices received for such sales, the timing of the Operator's receipt of payment for such sales, the Trust's expenses and other factors. Target distributions will decline over time as a result of the depletion of the reserves in the Underlying Properties.

For the year ended December 31, 2020, the Trust declared and paid the following cash distributions:

Production Period	Distribution Date	Cash Distribution per Common Unit
June 2020 – August 2020	November 29, 2020	$0.0012
March 2020 - May 2020	August 31, 2020	$0.0053
December 2019 - February 2020	June 1, 2020	$0.0291
September 2019 - November 2019	March 2, 2020	$0.0371
 ___________________________________________________
As of March 11, 2021, Tapstone owned 23,750,000 common units, which represent 50.8% of the outstanding Trust units.
Administrative Services Agreement
In return for the services provided by the Administrative Servicer under the Administrative Services Agreement, the Trust pays the Administrative Servicer an annual fee of $200,000, which is paid in equal quarterly installments and remains fixed for the life of the Trust. The Administrative Servicer is also entitled to receive reimbursement for its actual out-of-pocket fees, costs and expenses incurred in connection with the provision of any of the services under the agreement.
The Administrative Services Agreement will terminate upon the earliest to occur of (a) the date the Trust shall have been wound up in accordance with the Trust Agreement, (b) the date that all of the Royalty Interests have been terminated or are no longer held by the Trust, (c) with respect to services to be provided with respect to any Underlying Properties being transferred by the Operator, the date that either the Administrative Servicer or the Trustee may designate by delivering 90-days prior written notice, provided that the transferee of such Underlying Properties assumes responsibility to perform the services in place of the Administrative Servicer or (d) a date mutually agreed by the Administrative Servicer and the Trustee.
 Description of the Trust
Common Units. Each Trust unit is a unit of the beneficial interest in the Trust and is entitled to receive cash distributions from the Trust on a pro rata basis. The Trust has 46,750,000 Trust units issued and outstanding, all of which are common units.
Distributions and Income Computations. The Trust is required to make quarterly cash distributions to unitholders from its available funds for such calendar quarter. Royalty Interest payments due to the Trust with respect to any calendar quarter are based on actual sales volumes attributable to the Trust's interests in the Underlying Properties (as measured at the Operator's metering systems) for the first two months of the quarter just ended as well as the last month of the immediately preceding quarter and actual revenues received for such volumes. The Operator makes the Royalty Interest payments to the Trust within 35 days of the end of each calendar quarter. Taking into account the receipt and disbursement of all such amounts, the Trustee determines for such calendar quarter the amount of funds available for distribution to the Trust unitholders. Available funds are the excess cash, if any, received by the Trust over the Trust's expenses for that quarter. Available funds are reduced by any cash the Trustee decides to hold as a reserve against future liabilities.
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
Periodic Reports. The Trustee files all required Trust federal and state income tax and information returns. The Trustee prepares and mails to Trust unitholders a Schedule K-1 and also causes to be prepared and filed reports required to be filed under the Exchange Act, and by the rules any securities exchange or quotation system on which the Trust units are listed or admitted to trading.
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

Until such time as Tapstone and its affiliates own less than 10% of the outstanding Trust units, the affirmative vote of the holders of a majority of common units (excluding common units owned by Tapstone and its affiliates) and a majority of Trust units voting in person or by proxy at a meeting of such holders at which a quorum is present is required to:
•dissolve the Trust (except in accordance with its terms);
•remove the Trustee or the Delaware Trustee;
•amend the Trust Agreement, the royalty conveyances, the Administrative Services Agreement and the development agreement (except with respect to certain matters that do not adversely affect the rights of Trust unitholders in any material respect);
•merge, consolidate or convert the Trust with or into another entity; or
•approve the sale of all or any material part of the assets of the Trust.
At any time when Tapstone and its affiliates own less than 10% of the outstanding Trust units, the vote of the holders of a majority of Trust units, including units owned by Tapstone, voting in person or by proxy at a meeting of such holders at which a quorum is present will be required to take the actions described above.
Certain amendments to the Trust Agreement may be made by the Trustee without approval of the Trust unitholders. The Trustee must consent before all or any part of the Trust assets can be sold except in connection with the dissolution of the Trust or limited sales directed by Tapstone in conjunction with its sale of Underlying Properties.
Description of the Trust Agreement. The Trust was created under Delaware law as a separate legal entity to acquire and hold the Royalty Interests for the benefit of the Trust unitholders pursuant to the Trust Agreement among the Operator, the Trustee and the Delaware Trustee. The Royalty Interests are passive in nature and neither the Trust nor the Trustee has any control over, or responsibility for, costs relating to the operation of the Underlying Properties. Neither the Operator nor other operators of the Underlying Properties have any contractual commitments to the Trust to provide additional funding for, to conduct further drilling on or to maintain their ownership interest in any of these properties other than the obligations of the Operator to drill the Development Wells.
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
The Trustee's principal duties consist of:
•collecting cash proceeds attributable to the Royalty Interests;
•paying expenses, charges and obligations of the Trust from the Trust's assets;
•making cash distributions to the unitholders and the Operator (with respect to incentive distributions) in accordance with the Trust Agreement;

•causing to be prepared and distributed a Schedule K-1 for each Trust unitholder and preparing and filing tax returns on behalf of the Trust; and
•causing to be prepared and filed reports required to be filed under the Exchange Act, and by the rules of any securities exchange or quotation system on which the Trust units are listed or admitted to trading.
The Administrative Servicer will provide administrative and other services to the Trust in fulfillment of certain of the foregoing duties pursuant to the Administrative Services Agreement.
The Trustee may create a cash reserve to pay for future expenses of the Trust. If the Trustee determines that the cash on hand and the cash to be received are insufficient to cover the Trust's expenses, the Trustee may cause the Trust to borrow funds required to pay the expenses. The Trust may borrow the funds from any person, including the Trustee or its affiliates or, as described below, the Operator. The terms of such indebtedness, if funds were loaned by the entity serving as Trustee or Delaware Trustee, must be similar to the terms which such entity would grant to a similarly situated, unaffiliated commercial customer, and such entity shall be entitled to enforce its rights with respect to any such indebtedness as if it were not then serving as Trustee or Delaware Trustee. If the Trust borrows funds, the Trust unitholders will not receive distributions until the borrowed funds are repaid (except in certain circumstances where the Trust borrows funds from the Operator).
Each quarter, the Trustee will pay Trust obligations and expenses and distribute to the Trust unitholders the remaining proceeds received from the Royalty Interests. The cash held by the Trustee as a reserve against future liabilities must be invested in:
•interest-bearing obligations of the U.S. government;
•money market funds that invest only in U.S. government securities;
•repurchase agreements secured by interest-bearing obligations of the U.S. government; or
•bank certificates of deposit.
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
The Trust Agreement provides that the Trustee will not make business decisions affecting the assets of the Trust. However, the Trustee may:
•prosecute or defend, and settle, claims of or against the Trust or its agents;

•retain professionals and other third parties to provide services to the Trust;
•charge for its services as Trustee;
•retain funds to pay for future expenses and deposit them with one or more banks or financial institutions (which may include the Trustee to the extent permitted by law);
•lend funds at commercial rates to the Trust to pay the Trust's expenses; and
•seek reimbursement from the Trust for its out-of-pocket expenses.
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
The Trust may merge or consolidate with or into, or convert into, one or more limited partnerships, general partnerships, corporations, business trusts, limited liability companies, or associations or unincorporated businesses if such transaction is agreed to by the Trustee and approved by the vote of the holders of a majority of the Trust units and a majority of the common units (excluding common units owned by Tapstone and its affiliates) in each case voting in person or by proxy at a meeting of such holders at which a quorum is present and such transaction is permitted under the Delaware Statutory Trust Act and any other applicable law. At any time that Tapstone and its affiliates collectively own less than 10% of the outstanding Trust units, however, the standard for approval will be the vote of a majority of the Trust units, including units owned by Tapstone voting in person or by proxy at a meeting of such holders at which a quorum is present.
Trustee's Power to Sell Trust Assets. The Trustee may sell Trust assets, including the Royalty Interests, under any of the following circumstances:
•the sale is requested by Tapstone, in accordance with the provisions of the Trust Agreement; or
•the sale is approved by the vote of holders representing a majority of the Trust units and a majority of the common units (excluding common units owned by Tapstone and its affiliates) in each case voting in person or by proxy at a meeting of such holders at which a quorum is present; except that at any time that Tapstone and its affiliates collectively own less than 10% of the outstanding Trust units, the standard for approval will be the vote of a majority of the Trust units, including units owned by Tapstone voting in person or by proxy at a meeting of such holders at which a quorum is present.
Upon dissolution of the Trust, the Trustee must sell the remaining Royalty Interests. No Trust unitholder approval is required in this event.
The Trustee will distribute the net proceeds from any sale of the Royalty Interests and other assets to the Trust unitholders after payment or reasonable provision for payment of the liabilities of the Trust.
Dispute Resolution. To the fullest extent permitted by law, any dispute, controversy or claim that may arise between the Operator and the Trustee relating to the Trust will be submitted to binding arbitration before a panel of three arbitrators.
Trust Fees and Expenses. It is expected that the Trust will only incur liabilities for routine administrative expenses, such as legal, accounting, audit, tax advisory, engineering, printing and other administrative and out-of-pocket fees and expenses incurred by or at the direction of the Trustee or the Delaware Trustee, including tax return and Schedule K-1 preparation and mailing costs; independent auditor fees; and registrar and transfer agent fees. The Trust is also responsible for paying costs associated with annual and quarterly reports to unitholders. Moreover, the Trustee's and the Delaware Trustee's compensation, and the fee payable to the Administrative Servicer pursuant to the Administrative Services Agreement, are paid out of the Trust's assets.

The Operator's Obligation to Fund Trust Expenses in Certain Circumstances. The Operator has agreed that, if at any time the Trust's cash on hand (including available cash reserves) is not sufficient to pay the Trust's ordinary course expenses as they become due, the Operator will lend funds to the Trust necessary to pay such expenses. Any funds loaned by the Operator pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other accrued current liabilities arising in the ordinary course of the Trust's business, and may not be used to satisfy Trust indebtedness for borrowed money. If the Operator lends funds pursuant to this commitment, unless the Operator agrees otherwise, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. Any such loan will be on an unsecured basis. There were no loans outstanding as of December 31, 2020 or December 31, 2019.
Duration of the Trust; Sale of Royalty Interests. The Trust will dissolve and begin to liquidate on June 30, 2031, or earlier upon the occurrence of certain events, and will soon thereafter wind up its affairs and terminate. At the Termination Date, the Term Royalties will revert automatically to the Operator. Following the Termination Date, the Perpetual Royalties will be sold by the Trust and the net proceeds of the sale, as well as any remaining Trust cash reserves, will be distributed to the unitholders pro rata. The Operator will have a right of first refusal to purchase the Perpetual Royalties from the Trust following the Termination Date.
The Trust will not dissolve until the Termination Date, unless:
•the Trust sells all of the Royalty Interests;
•the aggregate quarterly cash distribution amounts for any four consecutive quarters is less than $1.0 million;
•the holders of a majority of the Trust units and a majority of the common units (excluding common units owned by Tapstone and its affiliates) in each case voting in person or by proxy at a meeting of such holders at which a quorum is present vote in favor of dissolution; except that at any time that Tapstone and its affiliates collectively own less than 10% of the outstanding Trust units, the standard for approval will be a majority of the Trust units, including units owned by Tapstone voting in person or by proxy at a meeting of such holders at which a quorum is present; or
•the Trust is judicially dissolved.
In the case of any of the foregoing, the Trustee would sell all of the Trust's assets, either by private sale or public auction, and distribute the net proceeds of the sale to the Trust unitholders after payment, or reasonable provision for payment, of all Trust liabilities.
Federal Income Tax Considerations
The Trust's federal income tax reporting position is that it is classified as a partnership for federal and applicable state income tax purposes. This position relies on the opinion of Bracewell & Giuliani L.L.P., former counsel to the Operator and the Trust, rendered in connection with the initial public offering of the Trust units, in which counsel opined that at least 90% of the Trust's gross income is qualifying income within the meaning of Section 7704 of the Internal Revenue Code of 1986, as amended. The Trust's federal income tax reporting positions are consistent with the Federal Income Tax Considerations section in the prospectus filed by the Trust with the SEC on November 14, 2011, in connection with the initial public offering of its common units (the “Federal Income Tax Considerations Section in the Prospectus”). However, as discussed in detail below under Item 1A. Risk Factors – Tax Risks Related to the Units, the Trust has not requested a ruling from the IRS regarding its U.S. federal income tax reporting positions and its positions may not be sustained by a court or if contested by the IRS.
Additional information regarding the opinion and material tax matters is discussed in the Federal Income Tax Considerations Section in the Prospectus.

Competition and Markets
The oil and natural gas industry is highly competitive. The Operator competes with both major integrated and other independent oil and natural gas companies in all aspects of its business to explore, develop and operate its properties and market its production. Some of the Operator's competitors may have larger financial and other resources than the Operator. Competitive conditions may be affected by future legislation and regulations as the United States develops new energy and climate-related policies. In addition, some of the Operator's competitors may have a competitive advantage when responding to factors that affect demand for oil and natural gas production, such as changing prices, domestic and foreign political conditions, weather conditions, the price and availability of alternative fuels, the proximity and capacity of natural gas pipelines and other transportation facilities, and overall economic conditions. The Operator also faces indirect competition from alternative energy sources, including wind, solar and electric power. The Operator believes that its technological expertise, combined with its exploration, land, drilling and production capabilities and the experience of its management team enable it to compete effectively.
Recent volatility in oil, natural gas and NGL prices has impacted, and will continue to directly impact, Trust distributions, estimates of reserves attributable to the Trust's interest, and estimated and actual future net revenues to the Trust. In view of the many uncertainties that affect the supply and demand for oil, natural gas and NGL, neither the Trust nor the Operator can make reliable predictions of future supply and demand for oil, natural gas and NGL, future oil, natural gas and NGL prices or the effect of future oil, natural gas and NGL prices on the Trust.
Public Policy and Government Regulation
All of the Operator's operations are conducted onshore in the United States. The U.S. oil and natural gas industry is subject to a wide range of regulations, laws, rules, taxes, fees and other policy implementation actions that have been pervasive and are under constant review for amendment or expansion. Numerous government agencies have issued extensive regulations that are binding on our industry, some of which carry substantial penalties for failure to comply. These laws and regulations increase the cost of doing business and consequently affect profitability. Additionally, currently unforeseen environmental incidents may occur or past non-compliance with environmental laws or regulations may be discovered. The Operator has advised the Trustee that the Operator actively monitors regulatory developments applicable to our industry in order to anticipate, design and implement required compliance activities and systems. The following are significant areas of government control and regulation affecting our operations.
Exploration and Production, Environmental, Health and Safety, and Occupational Laws and Regulations
The Operator's operations are subject to federal, tribal, state, and local laws and regulations. These laws and regulations relate to matters that include, but are not limited to, the following:
•reporting of workplace injuries and illnesses;
•industrial hygiene monitoring;
•worker protection and workplace safety;
•approval or permits to drill and to conduct operations;
•provision of financial assurances (such as bonds) covering drilling and well operations;
•calculation and disbursement of royalty payments and production taxes;
•seismic operations and data;
•hydraulic fracturing
•location, drilling, cementing and casing of wells;
•well design and construction of pad and equipment;
•construction and operations activities in sensitive areas, such as wetlands, coastal regions or areas that contain endangered or threatened species, their habitats, or sites of cultural significance;
•method of completing wells and hydraulic fracturing;
•water withdrawal;

•well production and operations, including processing and gathering systems;
•emergency response, contingency plans and spill prevention plans;
•emissions and discharges permitting;
•climate change;
•use, transportation, storage and disposal of fluids and materials incidental to oil and gas operations;
•surface usage, maintenance, monitoring and the restoration of properties associated with well pads, pipelines, impoundments and access roads;
•plugging and abandoning of wells; and
•transportation of production.
Shortly after taking office in January 2021, President Biden issued a series of executive orders designed to address climate change and requiring agencies to review environmental actions taken by the Trump administration, as well as a memorandum to departments and agencies to refrain from proposing or issuing rules until a departmental or agency head appointed or designated by the Biden administration has reviewed and approved the rule. These executive orders may result in the development of additional regulations or changes to existing regulations. Failure to comply with these laws and regulations can lead to the imposition of remedial liabilities, administrative, civil or criminal fines or penalties or injunctions limiting the Operator's operations in affected areas. Moreover, multiple environmental laws provide for citizen suits which allow environmental organizations to act in the place of the government and sue operators for alleged violations of environmental law. The Operator considers the costs of environmental protection and safety and health compliance fundamental, manageable parts of its business. The Operator has been able to plan for and comply with environmental, safety and health laws and regulations without materially altering its operating strategy or incurring significant unreimbursed expenditures. However, based on regulatory trends and increasingly stringent laws, the Operator's capital expenditures and operating expenses related to the protection of the environment and safety and health compliance have increased over the years and may continue to increase. The Operator cannot predict with any reasonable degree of certainty its future exposure concerning such matters.
The Operator's operations also are subject to conservation regulations, including the regulation of the size of drilling and spacing units or proration units, the number of wells that may be drilled in a unit, the rate of production allowable from oil and gas wells, and the unitization or pooling of oil and gas properties. In the United States, some states allow the forced pooling or integration of tracts to facilitate exploration, while other states rely on voluntary pooling of lands and leases, which may make it more difficult to develop oil and gas properties. In addition, federal and state conservation laws generally limit the venting or flaring of natural gas, and state conservation laws impose certain requirements regarding the ratable purchase of production. These regulations limit the amounts of oil and gas the Operator can produce from its wells and the number of wells or the locations at which it can drill. For further discussion, see Item 1A. Risk Factors - The Operator is subject to extensive governmental regulation, which can change and could adversely impact the Operator's business.
Regulatory proposals in some states and local communities have been initiated to require or make more stringent the permitting and compliance requirements for hydraulic fracturing operations. Federal and state agencies have continued to assess the potential impacts of hydraulic fracturing, which could spur further action toward federal, state and/or local legislation and regulation. Further restrictions of hydraulic fracturing could make it prohibitive to conduct operations, and also reduce the amount of oil, natural gas and NGL that the Operator is ultimately able to produce in commercial quantities from its properties.
Certain of the Operator's U.S. natural gas and oil leases are granted or approved by the federal government and administered by the Bureau of Land Management (BLM) or Bureau of Indian Affairs (BIA) of the Department of the Interior. Such leases require compliance with detailed federal regulations and orders that regulate, among other matters, drilling and operations on lands covered by these leases and calculation and disbursement of royalty payments to the federal government, tribes or tribal members. The federal government has been particularly active in recent years in evaluating and, in some cases, promulgating new rules and regulations regarding competitive lease bidding, venting and flaring, oil and gas measurement and royalty payment obligations for production from federal lands. In addition, permitting activities on federal lands are subject to frequent delays.
Delays in obtaining permits or an inability to obtain new permits or permit renewals could inhibit the Operator's ability to execute its drilling and production plans. Failure to comply with applicable regulations or permit requirements could result in revocation of the Operator's permits, inability to obtain new permits and the imposition of fines and penalties. For further discussion, see Item 1A. Risk Factors - Oil and natural gas drilling and producing operations can be hazardous and may expose the Operator to liabilities.
Operating Hazards and Insurance
The oil and natural gas business involves a variety of operating risks, including the risk of fire, explosions, blow-outs, pipe failure, abnormally pressured formations and environmental hazards such as oil spills, natural gas leaks, ruptures or discharges of toxic gases. If any of these should occur, the Operator could incur legal defense costs and could suffer substantial losses due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean-up responsibilities regulatory investigation and penalties, and suspension of operations. The Operator's horizontal operations involve greater risk of mechanical problems than vertical wells.
As a passive entity, the Trust does not maintain insurance policies for the Underlying Properties. The Operator maintains a control of well insurance policy with a $5 million limit on producing wells and a $15 million to $20 million limit on drilling, workover, and re-entry activities depending on the level of the authorization for expenditure that insure against certain sudden and accidental risks associated with drilling, completing, and operating its wells. There is no assurance that this insurance will be adequate to cover all losses or exposure to liability. The Operator also carries a $20 million comprehensive general liability umbrella insurance policy and a $20 million pollution liability insurance policy. The Operator provides workers’ compensation insurance coverage to employees in all states in which it operates. While the Operator has informed us that it believes these policies are customary in the industry, they do not provide complete coverage against all operating risks and policy limits scale to the Operator's working interest percentage in certain situations. In addition, the Operator's insurance does not cover penalties or fines that may be assessed by a governmental authority. A loss not fully covered by insurance could have a material adverse effect the Operator's financial position, results of operations and cash flows. The Operator’s insurance coverage may not be sufficient to cover every claim made against the Operator or may not be commercially available for purchase in the future.
The Underlying Properties and the Royalty Interests
Overview. The Underlying Properties consist of working interests owned by the Operator located in the Colony Granite Wash play in Washita County in western Oklahoma arising from leases and farmout agreements related to properties from which the Royalty Interests were conveyed. The AMI consists of approximately 40,500 gross acres (26,400 net acres). As of December 31, 2020 and 2019, the total reserves estimated to be attributable to the Trust were 2,736 mboe (57% natural gas by volume) and 4,175 mboe (58% natural gas by volume), respectively. These amounts include 2,736 mboe of proved developed reserves and no proved undeveloped reserves as of December 31, 2020 and 4,175 mboe of proved developed reserves and no proved undeveloped reserves as of December 31, 2019. The decrease in estimated total reserves attributable to the Trust of 1,439 mboe is primarily attributable to 2020 production and lower oil and natural gas prices. See Item 1A. Risk Factors – Actual reserves and future production may be less than current estimates, which could reduce cash distributions by the Trust and the value of the Trust units and Risks and Uncertainties in Note 2 to the financial statements contained in Part II, Item 8 of this Annual Report for further discussion of the decrease in reserves.
The Colony Granite Wash is a subset of the greater granite wash plays of the Anadarko Basin. The Colony Granite Wash is located at the eastern end of a series of Des Moines-age granite wash fields that extend along the southern flank of the Anadarko Basin, approximately 60 miles into the Texas Panhandle. These granite wash fields were generally deposited as deep-water turbidites that result in relatively low risk, laterally extensive reservoirs. The productive members of the Colony Granite Wash are encountered between approximately 11,500 and 13,000 feet and lie stratigraphically between the top of the Des Moines formation (or top of Colony Granite Wash 'A') and the top of the Prue formation (or base of Colony Granite Wash 'C'). The individual productive members within the Colony Granite Wash may reach 200 feet or more in gross interval thickness and the targeted porosity zones within these individual members are generally 20 to 75 feet thick. The Colony Granite Wash is primarily a natural gas and natural gas condensate reservoir based on reserve volumes. However, in the Colony Granite Wash, oil and NGL production currently generate more revenue than natural gas production due to higher relative prices for oil and NGL than for natural gas. No development costs were incurred in the years ended December 31, 2020 and 2019 due to no new wells being drilled by the Operator in the Colony Granite Wash after fulfillment of its drilling obligation to the Trust.
Royalty Interests. The Royalty Interests were conveyed from Chesapeake's interest in the Underlying Properties effective as of July 1, 2011. As of December 31, 2020, the Trust on average owns a 47.6% net revenue interest in the Producing Wells and a 28.4% net revenue interest in the completed Development Wells. The Operator retains 10% of the proceeds from the sales of oil, natural gas and NGL production attributable to its net revenue interest in the Producing Wells, and 50% of the proceeds from the sales of production attributable to its net revenue interest in the Development Wells.
The Royalty Interests were conveyed to the Trust by Chesapeake by means of conveyance instruments that were recorded in the appropriate real property records in Washita County, Oklahoma. The conveyance instruments obligate the Operator to act diligently and as a reasonably prudent oil and gas operator would act under the same or similar circumstances as if it were acting with respect to its own properties, disregarding the existence of the Royalty Interests as burdens affecting such properties. We refer to this standard as the "Reasonably Prudent Operator Standard." The Trustee has no ability to manage or influence the operation of the Underlying Properties.
Oil, Natural Gas and NGL Reserves. Proved reserve quantities attributable to the Royalty Interests are calculated by multiplying the gross reserves for each property attributable to the Operator's interest by the net revenue interest assigned to the Trust in each property. The reserves related to the Underlying Properties include all proved reserves expected to be economically produced during the life of the properties. The reserves attributable to the Trust's interests include only the reserves attributable to the Underlying Properties that are expected to be produced within the 20-year period prior to the Termination Date as well as the residual 50% interest in the Royalty Interests that the Trust will own on the Termination Date and subsequently sell.
All of the Trust's estimated oil, natural gas and NGL reserves are located within the U.S. The table below sets forth information as of December 31, 2020 with respect to the estimated proved reserves of the Underlying Properties and Royalty Interests and the associated PV-10. Because the Trust will not bear income tax expense, PV-10 and the standardized measure of estimated future net revenue of the Royalty Interests are the same. PV-10 is not intended to represent the current market value of the estimated oil, natural gas and NGL reserves attributable to the Royalty Interests. The reserve estimates were prepared by third party engineering firm, LaRoche Petroleum Consultants, Ltd., in accordance with the criteria established by the SEC. Management uses PV-10, a non-GAAP measure, which is calculated without deducting estimated future income tax expenses, as a measure of the value of the Company's current proved reserves and to compare relative values among peer companies. We also understand that securities analysts and rating agencies use this measure in similar ways. While estimated future net revenue and the present value thereof are based on prices, costs and discount factors which may be consistent from company to company, the standardized measure of discounted future net cash flows is dependent on the unique tax situation of each individual company. PV-10 should not be considered in isolation or as a substitute for the standardized measure of discounted future net cash flows or any other measure of a company's financial or operating performance presented in accordance with GAAP.

		Proved Reserves
	Oil (mbbl)	Natural Gas (mmcf)	NGL (mbbl)	Total (mboe)	PV-10 ($ in thousands)

Underlying Properties:
Developed	633	21,445	2,029	6,236	$10,851
Undeveloped	—	—	—	—	—
Total	633	21,445	2,029	6,236	$10,851
Royalty Interests:
Developed(1)	274	9,390	897	2,736	$11,411
Undeveloped(1)	—	—	—	—	—
Total	274	9,390	897	2,736	$11,411
_________________________________________________
(1)PV-10 for the Royalty Interests was calculated exclusive of any production or development costs.

	Proved Developed	Proved Undeveloped	Total Proved
	($ in thousands)
Estimated future net revenue(1)	$19,056	$—	$19,056
Present value of estimated future net revenue (PV-10)(1)	$11,411	$—	$11,411
Standardized measure(1)			$11,411
_________________________________________________
(1)Estimated future net revenue represents the estimated future revenue to be generated from the production of proved reserves, net of estimated production and costs, using prices and costs under existing economic conditions as of December 31, 2020. PV-10 is the present value of estimated future net revenue to be generated from the production of proved reserves, discounted at 10% per annum to reflect timing of future cash flows and calculated without deducting future income taxes. PV-10 is a non-GAAP financial measure and generally differs from the standardized measure of discounted net cash flows, or the Standardized Measure, the most directly comparable GAAP financial measure, because it does not include the effects of income taxes on future net revenues. However, as the Trust is not subject to income tax expense, the two measures are the same as of December 31, 2020.
A comparison of the standardized measure of discounted future net cash flows to PV-10 is presented above. Neither PV-10 nor the standardized measure of discounted future net cash flows purport to represent the fair value of the proved oil and gas reserves.

The proved reserves were determined using a 12-month unweighted arithmetic average of the first-day-of-the-month prices for oil, natural gas and NGL for the period from January 1, 2020 through December 1, 2020, and were held constant for the life of the properties. The prices used in the reserve reports, as well as the Operator's internal reports, yield weighted average prices at the wellhead, which are based on first-day-of-the-month reference prices and before basis differential adjustments. For the Royalty Interests, costs of marketing services provided by the Operator's affiliates will not be charged to the Trust. The reference prices and the equivalent weighted average wellhead prices are presented in the table below.

	Oil	Natural Gas
	(per bbl)	(per mcf)
Trailing 12-month average (SEC) pricing	$39.57	$1.98
Weighted average wellhead prices (Underlying Properties)	$32.98	$0.25
Weighted average wellhead prices (Royalty Interests)	$32.97	$0.26
As of December 31, 2020, no Royalty Interests were classified as PUDs.
As of December 31, 2020, of the total proved reserves, 6,236 mboe and 2,736 mboe attributable to the Underlying Properties and the Royalty Interests, respectively, were classified as proved developed reserves.
The Operator's ownership interest used for calculating proved reserves and the associated estimated future net revenue assumed maximum participation by other parties to the Operator's farmout and participation agreements. SEC pricing used for calculating the estimated future net revenues attributable to proved reserves does not reflect actual market prices for oil, natural gas and NGL production sold subsequent to December 31, 2020.
The Trust's estimated proved reserves and the standardized measure of discounted future net cash flows of the proved reserves at December 31, 2020, 2019 and 2018, respectively, along with the changes in quantities and standardized measure of such reserves for the three years ended December 31, 2020, 2019 and 2018, respectively, are shown in Supplemental Disclosures About Oil, Natural Gas and NGL Producing Activities included in Item 8 of Part II of this Annual Report. No estimates of proved reserves comparable to those included herein have been included in reports to any federal agency other than the SEC.

There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the Operator's control. The reserve data represent only estimates. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates made by different engineers often vary. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revisions to such estimates, and such revisions may be material. Accordingly, reserve estimates are often different from the actual quantities of oil, natural gas and NGL that are ultimately recovered. Furthermore, the estimated future net revenue from proved reserves and the associated present value are based upon certain assumptions, including prices, future production levels and costs that may not prove correct. Future prices and costs may be materially higher or lower than the prices and costs as of the date of any estimate. See Supplemental Disclosures about Oil, Natural Gas and NGL Producing Activities included in Item 8 of Part II of this report for further discussion of our reserve quantities.
Development Wells. Pursuant to the development agreement with the Trust, the Operator was obligated to drill, cause to be drilled or participate as a non-operator in the drilling of 118 Development Wells by June 30, 2016. The Operator had fulfilled its drilling obligation under the development agreement as of June 30, 2016. The Operator has retained an interest in each of the Producing Wells and Development Wells and currently operates approximately 96% of the Producing Wells and completed Development Wells. Prior to fulfilling its commitment to drill the Development Wells, the Operator was not allowed to drill or complete, or permit any other person within its control to drill or complete any well in the Colony Granite Wash formation or lease acreage included within the AMI for its own account. For the life of the Trust, the Operator will not be permitted to drill or complete any well that will have a perforated segment within 600 feet of any perforated interval of any Development Well or Producing Well. the Operator's average net revenue interest in the oil and gas properties underlying the Development Royalty Interest is approximately 63%. The Development Royalty Interest entitles the Trust to receive 50% of the proceeds attributable to the Operator's net revenue interest in future production of oil, natural gas and NGL from the Development Wells.
The Trust was not responsible for any costs related to the drilling of the Development Wells and is not responsible for any other operating or capital costs of the Underlying Properties.
Due to the Operator's completion of its drilling obligation under the development agreement, it may now sell all or any part of its retained interest in the Underlying Properties, without the consent or approval of the Trust unitholders. In any such sale by the Operator, the Underlying Properties must be sold subject to and burdened by the Royalty Interests, except that the Operator may require the Trust to release the Royalty Interests on such Underlying Properties with an aggregate value of up to $5.0 million during any 12-month period. In such event, the Trust must receive an amount equal to the fair value to the Trust of any royalty interests it sells.

Drilling Activity. Due to the Operator's completion of its drilling obligation under the development agreement, the Operator did not drill any wells in 2020, 2019 or 2018 and has no obligation to do so in the future.
Developed and Undeveloped Acreage. The following table sets forth information regarding developed and undeveloped acreage held by the Operator within the AMI as of December 31, 2020. All of the leases associated with the Underlying Properties are held by production and not subject to expiration so long as production continues in paying quantities.

	Developed Acreage(1)		Undeveloped Acreage
	Gross	Net	Gross	Net
Acreage Held by the Operator within the AMI	40,236	26,195	—	—
_________________________________________________
(1)Gross and net developed acres are acres spaced or assignable to productive wells. The drilling unit for each Colony Granite Wash horizontal well comprises 640 acres. As such, developed acreage may include up to 640 acres assigned to each Colony Granite Wash horizontal well.
Marketing and Post-Production Services. Pursuant to the terms of the conveyances creating the Royalty Interests, the Operator has the responsibility to market, or cause to be marketed, the oil, natural gas and NGL production related to the Underlying Properties. Marketing costs are deducted from the proceeds upon which the royalty payments are calculated.
Post-production expenses are also deducted from proceeds paid to the Trust. Williams Partners, L.P. ("WMB"), provides gathering, treating, compression and other post-production services and Enable Midstream Partners, LP ("Enable") provides gathering, processing, transportation and other post-production services. The proceeds paid to the Trust are reduced by deductions for these post-production expenses.
Post-production expenses may be deducted by the ultimate purchaser of the oil, natural gas and NGL prior to payment being made to the Operator for such production. At other times, the Operator makes payments directly to the applicable provider of such post-production services. In either instance, the Trust's cash available for distribution is reduced by the expenses incurred for such post-production services. If the post-production expenses are expressed as a percentage of the gross production from a well, then the volume of production from that well actually available for sale is less the applicable percentage charged, and as a result the reserves associated with that well that are attributable to the Royalty Interest are reduced accordingly.
The post-production expenses are negotiated based on market conditions at the time or pursuant to a state or federal regulatory proceeding. The Operator is permitted to deduct from the proceeds available to the Trust other post-production expenses necessary to enhance the value of the oil, natural gas and NGL from the Underlying Properties and to transport such production to market.
Natural gas and NGL produced from the Underlying Properties are gathered by gathering pipelines owned by WMB under a contract that expires in approximately 10 years. NGL and natural gas are gathered and processed at facilities owned by Enable under a contract that expires in 2023 and then sold to a number of primary purchasers in the area. Oil produced from the Underlying Properties is gathered by gathering pipelines and equipment owned by WMB or transported by trucks owned by third parties and sold to various counterparties. In the event of a loss of its contracts with WMB or Enable, the Operator believes that the availability of other customers and service providers in the area is sufficient to accommodate such loss.
Any new oil, natural gas and NGL supply arrangements or those entered into for providing post-production services will be utilized in determining the proceeds for the Underlying Properties.
Discussion and Analysis of Results from the Underlying Properties
Historical Results. The Underlying Properties consist of the working interests owned by the Operator in the Colony Granite Wash in Washita County in western Oklahoma arising under leases and farmout agreements related to properties from which the PDP Royalty Interest and the Development Royalty Interest were conveyed.
The following table provides revenues and direct operating expenses for the years ended December 31, 2020, 2019 and 2018 as derived from the Underlying Properties' statements of revenues and direct operating expenses.

	Years Ended December 31,
	2020	2019	2018
	($ in thousands)
Oil, natural gas and NGL revenues(1)	$4,821	$12,887	$20,792
Direct operating expenses:
Production expenses excluding taxes	4,690	7,201	7,670
Production taxes	316	838	1,538
Ad valorem taxes	8	4	4
Total direct operating expenses	5,014	8,043	9,212
Revenues in excess (deficit) of direct operating expenses(2)	$(193)	$4,844	$11,580
_________________________________________________
(1)Oil, natural gas and NGL revenues are net of post-production expenses, including gathering, storage, compression, transportation, processing, treating, dehydrating and non-affiliate marketing expenses.
(2)Net deficit in 2020 is attributable to significant decreases in commodity prices throughout 2020.

The following table sets forth the production, average sales prices, and average cost per boe for production expenses and production taxes for the Underlying Properties for the years ended December 31, 2020, 2019 and 2018.

	Years Ended December 31,
	2020	2019	2018
Production:
Oil (mbbls)	92	162	181
Natural gas (mmcf)	2,700	3,841	4,613
NGL (mbbls)	244	337	413
Total production (mboe)	786	1,140	1,363

Average sales prices:(1)
Oil (per bbl)	$32.82	$50.12	$60.32
Natural gas (per mcf)(2)	$(0.09)	$0.17	$0.62
NGL (per bbl)	$8.49	$12.18	$16.91
Average (per boe)	$6.13	$11.30	$15.25
Direct operating expenses:
Production expenses (per boe)	$5.97	$6.32	$5.63
Production taxes (per boe)(3)	$0.40	$0.74	$1.13
 ___________________________________________________
(1)Average sales prices are net of post-production expenses, including gathering, storage, compression, transportation, processing, treating, dehydrating and non-affiliate marketing expenses.
(2)Negative sales price for natural gas in 2020 is a result of gross sales prices being less than post-production expenses needed to produce natural gas.
(3)Production taxes are generally based upon volume produced and prices received for production and include ad valorem taxes.
 Oil, Natural Gas and NGL Revenues. For the year ended December 31, 2020, oil, natural gas and NGL revenues were $4.8 million compared to $12.9 million and $20.8 million for the years ended 2019 and 2018, respectively. The $8.1 million decrease in revenues from 2019 to 2020 was due to a decrease in average sales prices received and a decrease in production. The overall decrease in the price received per boe in 2020 compared to 2019 resulted in a $4.1 million decrease in oil, natural gas and NGL revenues. Decreased sales volumes resulted in a $4.0 million decrease in oil, natural gas and NGL revenues.

The $7.9 million decrease in revenues from 2018 to 2019 was primarily due to a decrease in average sales prices received and a decrease in production. The overall decrease in the price received per boe in 2019 compared to 2018 resulted in a $4.5 million decrease in oil, natural gas and NGL revenues. Decreased sales volumes resulted in a $3.4 million decrease in oil, natural gas and NGL revenues.
Production Expenses. For the year ended December 31, 2020, production expenses were $4.7 million compared to $7.2 million and $7.7 million for the years ended 2019 and 2018, respectively. On a unit-of-production basis, production expenses were $5.97 per boe in 2020 compared to $6.32 per boe in 2019 and $5.63 per boe in 2018.
Production Taxes. For the year ended December 31, 2020, production taxes were $0.3 million, compared to $0.8 million and $1.5 million for the years ended 2019 and 2018, respectively. On a unit-of-production basis, production taxes were $0.40 per boe in 2020 compared to $0.74 per boe in 2019 and $1.13 per boe in 2018. The decrease in production taxes from 2019 to 2020 was primarily due to the decrease in commodity prices. The decrease in production taxes from 2018 to 2019 was primarily due to the decrease in commodity prices.

The Reserve Report for the Underlying Properties and the Royalty Interests
The oil, natural gas and NGL reserves in this Annual Report were estimated by LaRoche Petroleum Consultants, Ltd., ("LaRoche"). The process to review and estimate the reserves begins with Chesapeake's Corporate Reserves Department collecting and verifying all pertinent data, including but not limited to well test data, production data, historical pricing, cost information, property ownership interests, reservoir data, and geosciences data. This data is reviewed by various levels of Chesapeake management for accuracy before consultation with LaRoche. LaRoche was consulted with regularity during the reserve estimation process to review properties, assumptions, and any new data available. Internal reserve estimates and methodologies are compared to LaRoche's estimates and methodologies to test the reserve estimates and conclusions before the reserve estimates are included in this Annual Report. Additionally, Chesapeake's senior management reviews and approves the reserve report contained herein.
Internal Controls. Chesapeake's Director - Corporate Reserves, is the technical person primarily responsible for overseeing the preparation of our reserve estimates and for coordinating any reserves work conducted by a third-party engineering firm. Her qualifications include the following:
•over 18 years of practical experience in the oil and gas industry, with over 16 years in reservoir engineering;
•Bachelor of Science degree in Geology and Environmental Sciences;
•Master’s Degree in Petroleum and Natural Gas Engineering;
•Executive MBA; and
•member in good standing of the Society of Petroleum Engineers.
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
Chesapeake maintains internal controls such as the following to ensure the reliability of reserves estimations:
•Chesapeake follows comprehensive SEC-compliant internal policies to estimate and report proved reserves. Reserves estimates are made by experienced reservoir engineers or under their direct supervision. All material changes are reviewed and approved by Chesapeake's Corporate Reserve Engineers.
•Chesapeake's Corporate Reserves Department reviews all of Chesapeake's and the Trust's proved reserves at the close of each quarter.
•Each quarter, Chesapeake's Reservoir Managers, the Director - Corporate Reserves, the Vice Presidents of its business units, the Vice President of Corporate and Strategic Planning and the Executive Vice President - Exploration and Production review all significant reserves changes and all new proved undeveloped reserves additions.
•Chesapeake's Corporate Reserves Department reports independently of Chesapeake's operations.
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
LaRoche Petroleum Consultants. Chesapeake engaged LaRoche Petroleum Consultants, Ltd., a third-party engineering firm, to prepare all of the Trust's estimated proved reserves as of December 31, 2020. A copy of the report issued by the engineering firm is filed with this report as Exhibit 99.1. The qualifications of the technical person at the firm primarily responsible for overseeing the preparation of our reserve estimates are set forth below.

•over 40 years of practical experience in the estimation and evaluation of reserves;
•licensed professional engineer in the State of Texas; and
•Bachelor of Science and Master of Science degrees in Petroleum Engineering.
Miscellaneous
The Trustee may consult with counsel (which may include counsel to the Operator), accountants, tax advisors, geologists and engineers and other parties the Trustee believes to be qualified as experts on the matters for which advice is sought. The Trustee is protected for any action it takes in good faith reliance upon the opinion of the expert.
The Delaware Trustee and the Trustee may resign at any time or be removed with or without cause at any time by the vote of a majority of the outstanding Trust units (excluding common units owned by Tapstone and its affiliates) voting in person or by proxy at a meeting of such holders at which a quorum is present; except that at any time that Tapstone and its affiliates collectively own less than 10% of the outstanding Trust units, the standard for approval will be the vote of a majority of the Trust units, including units owned by Tapstone, voting in person or by proxy at a meeting of such holders at which a quorum is present. Abstentions and broker non-votes shall not be deemed to be votes cast. Any successor must be a bank or trust company meeting certain requirements, including having combined capital, surplus and undivided profits of at least $20 million, in the case of the Delaware Trustee, and $100 million, in the case of the Trustee.

ITEM 1A.     Risk Factors
Risks Related to the COVID-19 Pandemic
The ongoing coronavirus (COVID-19) pandemic and related economic turmoil have affected and could continue to adversely affect our business, financial condition, results of operations and cash flows.
The global spread of COVID-19 created significant volatility, uncertainty, and economic disruption during 2020. The ongoing COVID-19 pandemic has reached more than 200 countries and has continued to be a rapidly evolving economic and public health situation. The pandemic has adversely impacted the entire global economy, and there is considerable uncertainty regarding how long the pandemic and related market conditions will persist and the extent and duration of governmental and other measures implemented to try to slow the spread of the virus, such as quarantines, shelter-in-place orders and business and government shutdowns. In certain cases, states that had begun taking steps to reopen their economies experienced a subsequent surge in cases of COVID-19, causing these states to cease such reopening measures in some cases and reinstitute restrictions in others. The Operator has taken certain precautionary measures intended to help minimize the risk to our employees, our business and the communities in which we operate, and we are actively assessing and planning for various operational contingencies in the event one or more of our operational employees experiences any symptoms consistent with COVID-19. However, the Operator cannot guarantee that any actions taken by us will be effective in preventing future disruptions to our business. Moreover, future operations could be negatively affected if a significant number of our employees are quarantined as a result of exposure to the virus.
In addition, actions by the Operator’s customers and derivative contract counterparties in response to COVID-19 and its economic impacts may also have an adverse impact on the Operator’s business. The Operator continues to regularly monitor the credit worthiness of its customers and derivative contract counterparties. Although they have not received notices from its customers or counterparties regarding non-performance issues or delays resulting from the pandemic, the Operator may have to temporarily shut down or further reduce production, which could result in significant downtime and have significant adverse consequences for its business, financial condition, results of operations, and cash flows.
Furthermore, the impact of the pandemic, including a resulting reduction in demand for oil and natural gas, coupled with the sharp decline in commodity prices following the announcement of price reductions and production increases in March 2020 by members of OPEC+, has led to significant global economic contraction generally and in our industry in particular. While an agreement to cut production has since been announced by OPEC+ and its allies, the supply and demand imbalance created by such price reductions and production increases, coupled with the impact of COVID-19, has continued to result in a significant downturn in the oil and gas industry. Although OPEC+ agreed in April 2020 to cut oil production and has extended such production cuts through March 2021, crude oil prices have remained depressed as a result of the oversupply of oil, an increasingly utilized global storage network and the decrease in crude oil demand due to COVID-19. Oil and natural gas prices are expected to continue to be volatile as a result of the ongoing COVID-19 pandemic and as changes in oil and natural gas inventories, industry demand and national and economic performance are reported, and we cannot predict when prices will improve and stabilize. Due to numerous uncertainties, we cannot at this time predict the full impact that COVID-19 or the significant disruption and volatility currently being experienced in the oil and natural gas markets will have on the Operator's business, financial condition and results of operations.
The ultimate impact of COVID-19 will depend on future developments that cannot be anticipated, including, among others, the ultimate severity of the virus, the consequences of governmental and other measures designed to mitigate the spread of the virus, the development and availability of treatments and vaccines and the extent to which these treatments and vaccines may remain effective as potential new strains of the virus emerge, the duration of the pandemic, any further actions taken by members of OPEC+, actions taken by governmental authorities, customers, suppliers and other third parties, workforce availability, and the timing and extent of any return to normal economic and operating conditions.

Risks Related to Operation of the Underlying Properties
Producing oil, natural gas and NGL on the Underlying Properties is a high-risk activity with many uncertainties. Any delays or reductions in production could decrease cash available for distribution to unitholders.
Producing oil, natural gas and NGL can be unprofitable if productive wells do not produce sufficient revenues to return a profit. The Operator's and third-party operators' decisions to develop or otherwise exploit certain areas within the AMI depended in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. Production operations on the Underlying Properties may be curtailed, delayed or canceled as a result of various factors, including the following:
•unusual or unexpected geological formations and miscalculations or irregularities in formations;
•equipment malfunctions, failures or accidents;
•lack of available gathering facilities or delays in construction of gathering facilities;
•lack of available capacity on interconnecting transmission pipelines;
•pipe or cement failures and casing collapses;
•pressures, fires, blowouts and explosions;
•lost or damaged service tools;
•uncontrollable flows of oil, natural gas and NGL water or drilling fluids;
•natural disasters;
•environmental hazards, such as oil, natural gas and NGL leaks, pipeline ruptures and discharges of toxic gases or fluids;
•adverse weather conditions, such as extreme cold, fires caused by extreme heat or lack of rain and severe storms or tornadoes;
•reductions in oil, natural gas and NGL prices; and
•title problems affecting the Underlying Properties.
If the Producing Wells or Development Wells have lower than anticipated production due to one of the factors above or for any other reason, cash distributions to unitholders may be reduced.
Oil, natural gas and NGL prices fluctuate widely, and lower prices for an extended period of time are likely to have a material adverse effect on proceeds to the Trust and cash distributions to unitholders.
The Trust's reserves and quarterly cash distributions depend primarily upon the prices realized from the sales of oil, natural gas and NGL. The Operator requires substantial expenditures to replace reserves, sustain production and fund its business plans. Low oil, natural gas and NGL prices can negatively affect the amount of cash available for capital expenditures and debt repayment and the ability to borrow money or raise additional capital and, as a result, could have a material adverse effect on the Operator's financial condition, results of operations, cash flows and reserves and the Trust’s reserves and quarterly cash distributions. Historically, the markets for oil, natural gas and NGL have been volatile and they are likely to continue to be volatile. Wide fluctuations in oil, natural gas and NGL prices may result from relatively minor changes in the supply of or demand for oil, natural gas and NGL, market uncertainty and other factors that are beyond the control of the Trust and the Operator, including:
•domestic and worldwide supplies of oil, natural gas and NGL, including U.S. inventories of oil and natural gas reserves;
•weather conditions;
•changes in the level of consumer and industrial demand, including impacts from global or national health epidemics and concerns, such as the recent coronavirus;
•the price and availability of alternative fuels;
•technological advances affecting energy consumption;

•the effectiveness of worldwide conservation measures;
•the availability, proximity and capacity of pipelines, other transportation facilities and processing facilities;
•the level and effect of trading in commodity futures markets, including by commodity price speculators and others;
•U.S. exports of oil, natural gas and/or liquefied natural gas;
•the price and level of foreign imports;
•the nature and extent of domestic and foreign governmental regulations and taxes;
•the ability of the members of the Organization of Petroleum Exporting Countries and others to agree to and maintain oil price and production controls;
•increased use of competing energy products, including alternative energy sources;
•political instability or armed conflict in oil and natural gas producing regions;
•acts of terrorism; and
•domestic and global economic conditions.
These factors and the volatility of the energy markets make it extremely difficult to predict future oil, natural gas and NGL price movements.
Lower oil, natural gas and NGL prices have reduced, and could continue to reduce, proceeds to which the Trust is entitled and may ultimately reduce the amount of oil, natural gas and NGL that is economic to produce from the Underlying Properties. As a result, the Operator or any third-party operator of any of the Underlying Properties could determine during periods of low oil, natural gas and NGL prices to shut in or curtail production from wells on the Underlying Properties. In addition, the operator of the Underlying Properties could determine during periods of low oil, natural gas and NGL prices to plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices. Specifically, the Operator or any third-party operator may abandon any well or property if it reasonably believes that the well or property can no longer produce oil, natural gas and NGL in commercially economic quantities. This could result in termination of the portion of the Royalty Interests relating to the abandoned well or property.
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
Actual future production attributable to the Royalty Interests, oil, natural gas and NGL prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil, natural gas and NGL reserves most likely will vary from these estimates. Such variations may be significant and could materially affect the estimated quantities and present value of proved reserves. In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development drilling, prevailing oil and natural gas prices and other factors, many of which are beyond the Operator's control. The Trust's revenue and distributable income available to unitholders have been adversely affected throughout 2019 and 2020 by a decline in production. Due to natural declines, the Trust expects production to decline further and expects distributable income to continue to be adversely affected.
As of December 31, 2020, none of the Trust’s estimated proved reserves were undeveloped.

The present values included in this report do not represent the current market value of the Trust's estimated reserves. In accordance with SEC requirements, the estimates of our present values are based on prices and costs as of the date of the estimates. Prices on the date of estimate are calculated as the average oil and natural gas price, as applicable, during the 12 months ending in the current reporting period, determined as the unweighted arithmetic average of prices on the first day of each month within the 12-month period. The December 31, 2020 present value is based on a $39.57 per bbl of oil price and a $1.98 per mcf of natural gas price, before considering basis differential adjustments. Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of an estimate.
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
Reserve estimates for fields that do not have a lengthy production history are less reliable than estimates for fields with lengthy production histories. A lack of production history may contribute to inaccuracy in estimates of proved reserves, future production rates and the timing of development expenditures. Most of the Producing Wells, as defined by the SEC, have been operational for a relatively short period of time and estimated total reserves vary substantially from well to well and are not directly correlated to perforated lateral length or completion technique. There can be no assurance that the data used in preparing these estimates can accurately predict future production. The lack of operational history for horizontal wells in the Colony Granite Wash may also contribute to the inaccuracy of estimates of proved reserves. During 2020, the Trust recorded downward reserve revisions primarily attributable to lower production and commodity prices in forecasts. During 2019, the Trust recorded downward reserve revisions primarily attributable to lower production in forecasts. Future negative well performance or lower expected ultimate recovery could lead to further downward adjustments to our reserve estimates. A material and adverse variance of actual production, revenues and expenditures from those underlying reserve estimates would have a material adverse effect on the financial condition, results of operations and cash flows of the Trust and would reduce cash distributions to Trust unitholders.
The sale of the Underlying Properties of the Trust may result in the ownership and management of the Trust by a party that is unfamiliar with the operation of the Trust or the Underlying Properties.

On December 11, 2020, Tapstone acquired 23,750,000 common units and the Underlying Properties of the Trust from Chesapeake in a 363 transaction under the Bankruptcy Code. All of Chesapeake’s responsibilities and obligations regarding the Trust transferred to Tapstone in connection with the acquisition pursuant to the Assignment Agreement. As such, duties previously performed by Chesapeake with respect to the Trust will now be performed by Tapstone or another operator. Such operator of the Underlying Properties may have less experience with the operation of the Trust or the Underlying Properties, or may interpret or perform its responsibilities with respect to the Trust and the Underlying Properties in a different manner than Chesapeake.
The Operator may not serve as the operator of as many of the Developmental Wells as it expects and the Operator will rely upon unaffiliated third parties, who may be less qualified, to operate the Development Wells.
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
Because the Operator does not have a majority working interest in most of the non-operated properties comprising the Underlying Properties, the Operator may not be able, either unilaterally or in concert with other working interest owners, to remove the operator in the event of poor or untimely performance. The failure of an operator to adequately perform operations could reduce the revenues distributable to the Trust and the amount of cash distributable to the Trust unitholders.

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
The amount of oil, natural gas and NGL that may be produced and sold from any well to which the Underlying Properties relate is subject to the availability of gathering, transportation and processing facilities. Even where such facilities are available, services from such facilities are subject to curtailment in certain circumstances, such as by reason of weather conditions, pipeline interruptions due to scheduled and unscheduled maintenance, failure of tendered oil, natural gas and NGL to meet quality specifications of gathering lines or downstream transporters, excessive line pressure which prevents delivery or physical damage to the gathering system or transportation system. The curtailments may vary from a few days to several months. In many cases, the Operator or a third-party operator is provided limited notice, if any, as to when production will be curtailed and the duration of such curtailments. If the Operator or a third-party operator is forced to reduce production due to such a curtailment, the revenues of the Trust and the amount of cash distributions to the Trust unitholders would similarly be reduced due to the reduction of proceeds from the sale of production. Moreover, the Operator currently ships all of its natural gas production from the Underlying Properties to market through one pipeline provider and sells all of its oil production from the Underlying Properties to one purchaser. Although the Operator currently does not have any material production shut-in and does not shut in production on a routine basis as a result of lack of accessibility to transportation or lack of processing facilities, there can be no assurance this will be the case in the future.
The Trust units may lose value and cash available for distribution may be reduced as a result of title deficiencies with respect to the Underlying Properties.
The existence of a title deficiency with respect to any of the Underlying Properties could reduce the value or render a property worthless, thus adversely affecting the distributions to unitholders. The Operator does not obtain title insurance covering oil, natural gas and mineral leaseholds. The Operator's inability or failure to cure title defects could cause the Operator to lose its rights to some or all production from some of the Underlying Properties, which could result in a reduction in proceeds available for distribution to unitholders and the value of the Trust units may be reduced.
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
Future maintenance may affect the quantity of proved reserves that can be economically produced from the Underlying Properties to which the wells relate. The timing and size of these projects will depend on, among other factors, the market prices of oil, natural gas and NGL. The Operator has no contractual obligation to the Trust to make capital expenditures on the Underlying Properties in the future. Furthermore, for properties on which the Operator is not designated as the operator, the Operator has no control over the timing or amount of those capital expenditures. The Operator also has the right not to participate in the capital expenditures on properties for which it is not the operator, in which case the Operator and the Trust will not receive the production resulting from such capital expenditures. If the Operator or other operators of the wells to which the Underlying Properties relate do not implement maintenance projects when warranted, the future rate of production decline of proved reserves may be higher than the rate currently expected by the Operator or estimated in the reserve reports.
An increase in the differential between the prices realized by the Operator for oil, natural gas and NGL produced from the Underlying Properties and the NYMEX or other benchmark price of oil or natural gas could reduce the proceeds to the Trust and therefore the cash distributions by the Trust and the value of Trust units.
The prices received for the Operator's oil, natural gas and NGL production in Oklahoma usually fall below benchmark prices, such as NYMEX. The difference between the price received and the benchmark price is called a differential. The amount of the differential will depend on a variety of factors, including discounts based on the quality and location of hydrocarbons produced, btu content, post-production expenses and production taxes. These factors can cause differentials to be volatile from period to period. The Operator has little or no control over the factors that determine the amount of the differential, and cannot accurately predict natural gas or crude oil differentials. Increases in the differential between the realized price of oil, natural gas and NGL and the benchmark price for oil, natural gas and NGL could reduce the proceeds to the Trust and therefore the cash distributions by the Trust and the value of the Trust units.
Oil and natural gas producing operations can be hazardous and may expose the Operator to liabilities.
Oil and natural gas producing operations are subject to many risks, including well blowouts, cratering and explosions, pipe failures, fires, formations with abnormal pressures, uncontrollable flows of oil, natural gas, brine or well fluids, oil spills, severe weather, natural disasters, groundwater contamination and other environmental hazards and risks. Some of these risks or hazards could materially and adversely affect the Operator's revenues and expenses by reducing or shutting in production from wells, loss of equipment or otherwise negatively impacting the projected economic performance of its prospects. For non-operated properties, the Operator is dependent on the operator for operational and regulatory compliance. A temporary or permanent halt of the production and sales of oil, natural gas and NGL at any of the Underlying Properties could also reduce Trust distributions by reducing the amount of proceeds available for distribution.
If any of these risks occurs, the Operator could sustain substantial losses as a result of:
•injury or loss of life;
•severe damage to or destruction of property, natural resources or equipment;
•pollution or other environmental damage;
•clean-up responsibilities;
•regulatory investigations and administrative, civil and criminal penalties; and
•injunctions resulting in limitation or suspension of operations.
A material event such as those described above could expose the Operator to liabilities, monetary penalties or interruptions in its business operations. While the Operator may maintain insurance against some, but not all, of the risks described above, its insurance may not be adequate to cover casualty losses or liabilities, and its insurance does not cover penalties or fines that may be assessed by a governmental authority. For certain risks, such as political risk, business interruption, war, terrorism and piracy, The Operator has limited or no insurance coverage. Also, in the future the Operator may not be able to obtain insurance at premium levels that justify its purchase. The occurrence of a significant event against which the Operator is not fully insured may expose it to liabilities.
Negative public perception regarding the Operator or the oil and gas industry could have an adverse effect on the Operator's operations.
Negative public perception regarding the Operator or the oil and gas industry resulting from, among other things, concerns raised by advocacy groups about hydraulic fracturing, waste disposal, oil spills, seismic activity, climate change, explosions of natural gas transmission lines and the development and operation of pipelines and other midstream facilities may lead to increased regulatory scrutiny, which may, in turn, lead to new state and federal safety and environmental laws, regulations, guidelines and enforcement interpretations. Additionally, environmental groups, landowners, local groups and other advocates may oppose the Operator's operations through organized protests, attempts to block or sabotage our operations or those of the Operator's midstream transportation providers, intervene in regulatory or administrative proceedings involving the Operator's assets or those of the Operator's midstream transportation providers, or file lawsuits or other actions designed to prevent, disrupt or delay the development or operation of the Operator's assets and business or those of our midstream transportation providers. These actions may cause operational delays or restrictions, increased operating costs, additional regulatory burdens and increased risk of litigation. Moreover, governmental authorities exercise considerable discretion in the timing and scope of permit issuance and the public may engage in the permitting process, including through intervention in the courts. Negative public perception could cause the permits the Operator requires to conduct its operations to be withheld, delayed or burdened by requirements that restrict the Operator's ability to profitably conduct its business. The change in presidential administrations and change in control of Congress may also result in increased restrictions on oil and gas production activities, which could materially adversely affect the oil and gas industry and the Operator's financial condition and results of operations.
Recently, activists concerned about the potential effects of climate change have directed their attention towards sources of funding for fossil-fuel energy companies, which has resulted in certain financial institutions, funds and other sources of capital restricting or eliminating their investment in energy-related activities. Ultimately, this could make it more difficult to secure funding for exploration and production activities. Members of the investment community have also begun to screen companies such as ours for sustainability performance, including practices related to GHGs and climate change, before investing in our common units. Any efforts to improve our sustainability practices in response to these pressures may increase our costs, and we may be forced to implement technologies that are not economically viable in order to improve our sustainability performance and to meet the specific requirements to perform services for certain customers.
Risks Related to Our Structure
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
The Royalty Interests and the Trust will bear certain costs and expenses that will reduce the amount of cash received by or available for distribution by the Trust to the holders of the Trust units. These costs and expenses include the following:
•the Trust's share of the expenses incurred by the Operator to gather, store, compress, transport, process, treat, dehydrate and market the oil, natural gas and NGL (excluding costs of marketing services provided by the Operator);
•the Trust's share of applicable taxes on the oil, natural gas and NGL; and
•Trust administrative expenses, including fees paid to the Trustee and the Delaware Trustee, the annual administrative services fee payable to the Operator, tax return and Schedule K-1 preparation and mailing costs, independent auditor fees and registrar and transfer agent fees, costs associated with annual and quarterly reports to unitholders and certain internal expenses of the Trust incurred pursuant to the Registration Rights Agreement.
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
The amount of costs and expenses borne by the Trust may vary materially from quarter to quarter. The extent by which the costs and expenses of the Trust are higher or lower in any quarter will directly decrease or increase the amount received by the Trust and available for distribution to the unitholders. Historical post-production expenses and taxes, however, may not be indicative of future post-production expenses and taxes. In March 2019, the Trust's cash on hand (including cash reserves) was insufficient to pay the Trust's ordinary course expenses as they became due. The Operator loaned $275,000 to the Trust necessary to pay such expenses and agreed to permit the Trust to continue making distributions while the loan was outstanding. The Trust repaid the loan in the second quarter of 2019.
The Trust is passive in nature and will have no voting rights in the Operator managerial, contractual or other ability to influence the Operator, or control over the field operations of, sales of oil, natural gas and NGL from, or development of, the Underlying Properties.
Trust unitholders have no voting rights with respect to the Operator and will have no managerial, contractual or other ability to influence the Operator's activities or operations of the Underlying Properties. In addition, some of the Development Wells are currently operated by third parties unrelated to the Operator. Such third-party operators may not have the operational expertise of the Operator within the AMI. Oil and natural gas properties are typically managed pursuant to an operating agreement among the working interest owners in the properties. The typical operating agreement contains procedures whereby the owners of the aggregate working interest in the property designate one of the interest owners to be the operator of the property. Under these arrangements, the operator is typically responsible for making all decisions relating to drilling activities, sale of production, compliance with regulatory requirements and other matters that affect the property. Neither the Trustee nor the Trust unitholders have any contractual ability to influence or control the field operations of, sales of oil, natural gas and NGL from, or future development of, the Underlying Properties.
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
In connection with the dissolution of the Trust on the Termination Date, the Term Royalties will automatically revert to the Operator, while the Perpetual Royalties will be sold and the proceeds will be distributed to the unitholders (including Tapstone to the extent of any Trust units it owns) at the date the Trust dissolves or soon thereafter. The price received by the Trust from any purchaser of the Perpetual Royalties will depend, among other things, on the prices of oil, natural gas and NGL at that time. There can be no assurance that the prices of oil, natural gas and NGL will be at levels such that Trust unitholders will receive any particular amount of cash in return for the Trust's sale of the Perpetual Royalties.
The Operator will have a right of first refusal to purchase the Perpetual Royalties upon the dissolution of the Trust, which may reduce the inclination of third parties to place a bid, and thereby reduce the value received by the Trust in a sale. If the Trustee receives a bid from a proposed purchaser other than the Operator and wants to sell all or part of the Perpetual Royalties to such third party, the Trustee will be required to give notice to the Operator and identify the proposed purchaser and proposed sale price, and other terms of the bid.
The Trust is managed by a Trustee who cannot be replaced except at a special meeting of Trust unitholders.
The business and affairs of the Trust are managed by the Trustee. Voting rights as a Trust unitholder are more limited than those of stockholders of most public corporations. For example, there is no requirement for annual meetings of Trust unitholders, and the Trust does not currently anticipate holding annual meetings. Likewise, there is no requirement for an annual or other periodic re-election of the Trustee. The Trust Agreement provides that the Trustee may only be removed and replaced by the holders of a majority of the outstanding Trust units, excluding Trust units held by the Operator, voting in person or by proxy at a special meeting of Trust unitholders at which a quorum is present called by either the Trustee or the holders of not less than 10% of the outstanding Trust units. As a result, it may be difficult for public unitholders to remove or replace the Trustee without the cooperation of holders of a substantial percentage of the outstanding Trust units.
Trust unitholders have limited ability to enforce provisions of the Royalty Interest conveyances, and the Operator's liability to the Trust is limited.
The Trust Agreement permits the Trustee and the Trust to sue the Operator or any other future owner of the Underlying Properties to enforce the terms of the conveyances creating the Royalty Interests. If the Trustee does not take appropriate action to enforce provisions of these conveyances, a Trust unitholder's recourse would be limited to bringing a lawsuit against the Trust or the Trustee to compel the Trust or the Trustee to take specified actions. The Trust Agreement expressly limits a Trust unitholder's ability to directly sue the Operator or any other party other than the Trustee. As a result, Trust unitholders will not be able to sue the Operator any future owner of the Underlying Properties to enforce the Trust's rights under the conveyances. Furthermore, the Royalty Interest conveyances prohibit recovery of certain types of damages, such as consequential and punitive damages, and provide that, except as set forth in the conveyances, the Operator will not be liable to the Trust for the manner in which it performs its duties in operating the Underlying Properties as long as it acts in good faith and in accordance with the Reasonably Prudent Operator Standard under the development agreement and, to the fullest extent permitted by law, will owe no fiduciary duties to the Trust or the unitholders.
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
Tapstone may sell Trust units in the public or private markets and such sales could have an adverse impact on the trading price of the common units.
Tapstone owns 23,750,000 common units. Tapstone may sell Trust units in the public or private markets, and any such sales could have an adverse impact on the price of the common units or on any trading market that may develop. The Trust has granted registration rights to Tapstone, which, if exercised, would facilitate sales of Trust units by Tapstone to the public.
Conflicts of interest could arise between the Operator and the Trust.
The Operator could have interests that conflict with the interests of the Trust and the Trust unitholders. For example:
•The Operator's interests may conflict with those of the Trust and the Trust unitholders in situations involving the development, maintenance, operation or abandonment of the Underlying Properties. For example, the Operator may abandon a well that is no longer producing in paying quantities even though such well is still generating revenue for the Trust unitholders. The Operator may make decisions with respect to expenditures and decisions to allocate resources to projects in other areas that adversely affect the Underlying Properties, including reducing expenditures on these properties, which could cause oil, natural gas and NGL production to decline at a faster rate and thereby result in lower cash distributions by the Trust in the future.
•The Operator may, without the consent or approval of the Trust unitholders, sell all or any part of its retained interest in the Underlying Properties, subject to and burdened by the Royalty Interests. Although the Operator must require any purchaser of its retained interest in the Underlying Properties to assume the Operator's obligations with respect to those properties, such sale may not be in the best interests of the Trust and the Trust unitholders. Any purchaser may lack the Operators experience in the Colony Granite Wash or its creditworthiness.

•The Operator may, without the consent or approval of the Trust unitholders, require the Trust to release Royalty Interests with an aggregate value of up to $5.0 million during any 12-month period in connection with a sale by the Operator of a portion of its retained interest in the Underlying Properties. Although these releases are conditioned upon the Trust receiving an amount equal to the fair value to the Trust of such Royalty Interests, the fair value received by the Trust for such Royalty Interests may not fully compensate the Trust for the value of future production attributable to the Royalty Interests disposed of.
•The Operator can sell its Trust units regardless of the effects such sale may have on common unit prices or on the Trust itself. Additionally, once the Operator is allowed to vote its Trust units, the Operator can vote its Trust units in its sole discretion.
In addition, the Operator has agreed that, if at any time the Trust's cash on hand (including available cash reserves) is not sufficient to pay the Trust's ordinary course expenses as they become due, it will lend funds to the Trust necessary to pay such expenses. Any such loan will be on an unsecured basis. If the Operator provides such funds to the Trust, it would become a creditor of the Trust and its interests as a creditor could conflict with the interests of unitholders. There were no loans outstanding as of December 31, 2020 or December 31, 2019.
The Operator may sell all or a portion of its retained interest in the Underlying Properties, subject to and burdened by the Royalty Interests; any such purchaser could have a weaker financial position and/or be less experienced in oil, natural gas and NGL development and production than the Operator.
Trust unitholders will not be entitled to vote on any sale by the Operator of its retained interest in the Underlying Properties and the Trust will not receive any proceeds from any such sale. The purchaser would be responsible for all of the Operator's obligations relating to the Royalty Interests on the portion of the Underlying Properties sold, including the Operator's obligation to operate the Underlying Properties sold in accordance with the Reasonably Prudent Operator Standard under the development agreement and the Operator's true-up obligations with respect to the Underlying Properties sold, and the Operator would have no continuing obligation to the Trust for those properties. Additionally, the Operator may enter into farmout or participation arrangements with respect to the wells burdened by the Royalty Interests. Any purchaser, farmout counterparty or participating partner could have a weaker financial position and/or be less experienced in oil, natural gas and NGL development and production in the Colony Granite Wash than the Operator, which could result in a decrease in production from the Underlying Properties sold and a corresponding decrease in cash available for distribution to the Trust's unitholders. Additionally, in the event that the Operator enters into such a farmout or participation agreement, the Royalty Interests will not burden any interests that the counterparty earns under such an agreement.
Legal and Regulatory Risks
The Operator is subject to extensive governmental regulation, which can change and could adversely impact the Operator's business.
The Operator's operations are subject to extensive federal, state, tribal, local and other laws, rules and regulations, including with respect to environmental matters, worker health and safety, wildlife conservation, the gathering and transportation of oil, gas and NGLs, conservation policies, reporting obligations, royalty payments, unclaimed property and the imposition of taxes. Such regulations include requirements for permits to drill and to conduct other operations and for provision of financial assurances (such as bonds) covering drilling, completion and well operations. If permits are not issued, or if unfavorable restrictions or conditions are imposed on drilling or completion activities, the Operator may not be able to conduct its operations as planned. For example, on January 20, 2021, the Acting Secretary for the Department of the Interior signed an order effectively suspending new fossil fuel leasing and permitting on federal lands for 60 days. Then on January 27, 2021, President Biden issued an executive order indefinitely suspending new oil and natural gas leases on public lands or in offshore waters pending completion of a comprehensive review and reconsideration of federal oil and gas permitting and leasing practices. To the extent that the review results in the development of additional restrictions on drilling, limitations on the availability of leases, or restrictions on the ability to obtain required permits, it could have a material adverse impact on our operations. In addition, the Operator may be required to make large, sometimes unexpected, expenditures to comply with applicable governmental laws, rules, regulations, permits or orders.
In addition, changes in public policy have affected, and in the future could further affect, the Operator's operations. Regulatory developments could, among other things, restrict production levels, impose price controls, change environmental protection requirements and increase taxes, royalties and other amounts payable to the government. Operating and compliance costs could increase further if existing laws and regulations are revised or reinterpreted or if new laws and regulations become applicable to the Operator's operations. The Operator does not expect that any of these laws and regulations will affect operations materially differently than they would affect other companies with similar operations, size and financial strength. Although the Operator is unable to predict changes to existing laws and regulations, such changes could significantly impact profitability, financial condition and liquidity. This is particularly true of changes related to pipeline safety, hydraulic fracturing and climate change, as discussed below.
Pipeline Safety. The pipeline assets in which we own interests are subject to stringent and complex regulations related to pipeline safety and integrity management. The Pipeline and Hazardous Materials Safety Administration (PHMSA) has established a series of rules that require pipeline operators to develop and implement integrity management programs for gas, NGL and condensate transmission pipelines as well as for certain low stress pipelines and gathering lines transporting hazardous liquids, such as oil, that, in the event of a failure, could affect “high consequence areas.” Recent PHMSA rules have also extended certain requirements for integrity assessments and leak detections beyond high consequence areas. Further, legislation funding PHMSA through 2023 requires the agency to engage in additional rulemaking to amend the integrity management program, emergency response plan, operation and maintenance manual, and pressure control recordkeeping requirements for gas distribution operators; to create new leak detection and repair program obligations; and to set new minimum federal safety standards for onshore gas gathering lines. At this time, we cannot predict the cost of these requirements or other potential new or amended regulations, but they could be significant. Moreover, violations of pipeline safety regulations can result in the imposition of significant penalties.

Hydraulic Fracturing. Several states have adopted or are considering adopting regulations that could impose more stringent permitting, public disclosure and/or well construction requirements on hydraulic fracturing operations. We cannot predict whether additional federal, state or local laws or regulations applicable to hydraulic fracturing will be enacted in the future and, if so, what actions any such laws or regulations would require or prohibit. If additional levels of regulation or permitting requirements were imposed on hydraulic fracturing operations, our business and operations could be subject to delays, increased operating and compliance costs and potential bans. Additional regulation could also lead to greater opposition to hydraulic fracturing, including litigation.
Climate Change. Continuing political and social attention to the issue of climate change has resulted in legislative, regulatory and other initiatives to reduce greenhouse gas emissions, such as carbon dioxide and methane. Policy makers at both the U.S. federal and state levels have introduced legislation and proposed new regulations designed to quantify and limit the emission of greenhouse gases through inventories, limitations and/or taxes on greenhouse gas emissions. EPA and the BLM have issued regulations for the control of methane emissions, which also include leak detection and repair requirements, for the oil and gas industry; however, in September 2018, BLM published a final rule to repeal certain requirements of these regulations. Similarly, in September 2019, EPA published a rule proposing to reconsider certain aspects of its regulations for the control of methane emissions. Nevertheless, several states where the Operator operates, have imposed limitations designed to reduce methane emissions from oil and gas exploration and production activities. Legislative and state initiatives to date have generally focused on the development of renewable energy standards and/or cap-and-trade and/or carbon tax programs. Renewable energy standards (also referred to as renewable portfolio standards) require electric utilities to provide a specified minimum percentage of electricity from eligible renewable resources, with potential increases to the required percentage over time. The development of a federal renewable energy standard, or the development of additional or more stringent renewable energy standards at the state level could reduce the demand for oil and gas, thereby adversely impacting our earnings, cash flows and financial position. A cap-and-trade program generally would cap overall greenhouse gas emissions on an economy-wide basis and require major sources of greenhouse gas emissions or major fuel producers to acquire and surrender emission allowances. A cap-and-trade program generally would cap overall greenhouse gas emissions on an economy-wide basis and require major sources of greenhouse gas emissions or major fuel producers to acquire and surrender emission allowances. A federal cap-and-trade program or expanded use of cap and trade programs at the state level could impose direct costs on the Operator through the purchase of allowances and could impose indirect costs by incentivizing consumers to shift away from fossil fuels. A carbon tax could directly increase costs of operation and similarly incentivize consumers to shift away from fossil fuels.

In addition, activists concerned about the potential effects of climate change have directed their attention at sources of funding for fossil-fuel energy companies, which has resulted in an increasing number of financial institutions, funds and other sources of capital restricting or eliminating their investment in oil and natural gas activities. Ultimately, this would make it more difficult and expensive to secure funding for exploration and production activities. Members of the investment community have also begun to screen companies such as the Operator’s for sustainability performance, including practices related to greenhouse gases and climate change when making investment decisions. Any efforts by the Operator to improve its sustainability practices in response to these pressures may increase its costs, and it may be forced to implement technologies that are not economically viable in order to improve its sustainability performance and to meet the specific requirements to perform services for certain customers.
These various legislative, regulatory and other activities addressing greenhouse gas emissions could adversely affect the Operator, including by imposing reporting obligations on, or limiting emissions of greenhouse gases from, equipment and operations, which could require the Operator to incur costs to reduce emissions of greenhouse gases associated with its operations. Limitations on greenhouse gas emissions could also adversely affect demand for oil and gas, which could lower the value of reserves and have a material adverse effect on the Operator's profitability, financial condition and liquidity.

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
However, the Operator has advised the Trustee that it is involved in various lawsuits and disputes incidental to its business operations, including commercial disputes, claims for interest on royalty payments, and contract actions. The Operator has advised the Trustee that the Operator has settled some of these proceedings and believes that it has substantial defenses to the claims made in those pending before trial courts and on appeal.
The Trust is not a party to any lawsuit and the Operator has advised the Trustee that it is not aware of any pending or threatened lawsuit or dispute that individually or in the aggregate with other pending or threatened lawsuits or disputes is likely to have a material adverse effect on the Trust's financial position or distributable income.
ITEM 4.     Mine Safety Disclosures
Not applicable.

PART II
ITEM 5.     Market for Units of the Trust, Related Unitholder Matters and Trust Purchases of Units

Common Units Representing Beneficial Interests
As of March 18, 2021, 46,750,000 common units representing beneficial interests in Chesapeake Granite Wash Trust were outstanding and held by 14 certified unitholders of record.
The common units representing beneficial interests in the Trust were listed and commenced trading on the New York Stock Exchange on November 11, 2011 under the symbol “CHKR.”
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
Pursuant to the Trust Agreement, if at any time the Trust's cash on hand (including cash reserves) is not sufficient to pay the Trust's ordinary course expenses as they become due, the Operator will loan funds to the Trust necessary to pay such expenses. Any funds loaned by the Operator pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust's business, and may not be used to satisfy Trust indebtedness for borrowed money of the Trust. If the Operator loans funds pursuant to this commitment, unless the Operator agrees otherwise, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. As of December 31, 2020 and December 31, 2019 there were no loans outstanding.
Equity Compensation Plans
The Trust does not have any employees and, therefore, does not maintain any equity compensation plans.
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities
None.

ITEM 6.     Selected Financial Data
Distributable Income
    The following is a summary of royalty income, interest income and distributable income for the years ended December 31, 2020, 2019, 2018, 2017, and 2016.

	Years Ended December 31,
	2020	2019	2018	2017	2016
	($ in thousands, except per unit data)
Royalty income	$4,947	$9,806	$13,504	$15,665	$12,431
Distributable income	$3,396	$7,629	$11,296	$13,311	$12,485
Distributable income per common unit	$0.0727	$0.1632	$0.2416	$0.3577	$0.3561
Assets, Liabilities and Trust Corpus
    The following is the balance of total assets, total liabilities and trust corpus as of December 31, 2020, 2019, 2018, 2017, and 2016.

	December 31,
	2020	2019	2018	2017	2016
	($ in thousands, except per unit data)
Total Assets	$13,147	$21,805	$24,378	$28,372	$31,938
Total Liabilities	$—	$—	$—	$768	$—
Trust Corpus	$13,147	$21,805	$24,378	$27,604	$31,938

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
Recent Developments
COVID-19 Pandemic and Impact on Global Demand for Oil and Natural Gas
The global spread of COVID-19 created significant volatility, uncertainty, and economic disruption during 2020. The pandemic has reached more than 200 countries and territories and has resulted in widespread adverse impacts on the global economy and on the Operator’s customers and other parties with whom it has business relations. There remains considerable uncertainty regarding how long the pandemic and related market conditions will persist. In certain cases, states that had begun taking steps to reopen their economies experienced a subsequent surge in cases of COVID-19, causing these states to cease such reopening measures in some cases and reinstitute restrictions in others. To date, the Operator has experienced limited operational impacts as a result of COVID-19 or the related governmental restrictions. As an essential business under the guidelines issued by each of the states in which it operates, the Operator has been allowed to continue operations. However, due to severe impacts from the COVID-19 pandemic on the global demand for oil and natural gas, financial results may not necessarily be indicative of operating results for the 2020 fiscal year or for any other future period. Moreover, future operations could be negatively affected if a significant number of the Operator's employees are quarantined as a result of exposure to the virus.
There is considerable uncertainty regarding how long the pandemic and related market conditions will persist and the extent and duration of governmental and other measures implemented to try to slow the spread of the virus, such as large-scale travel bans and restrictions, border closures, quarantines, shelter-in-place orders and business and government shutdowns. One of the largest impacts of the pandemic has been a significant reduction in global demand for oil and, to a lesser extent, natural gas. In addition, in the first half of 2020, oil prices declined significantly due to an increase in supply emanating from a disagreement on production cuts among members of OPEC+ and certain non-OPEC oil-producing countries. The resulting oversupply and the reduced demand in response to COVID-19 have together caused prices in the oil and gas market to remain depressed. Oil and gas prices are expected to continue to be volatile as a result of near-term production instability and the ongoing COVID-19 pandemic and as changes in oil and natural gas inventories, industry demand and global and national economic performance are reported. The supply and demand imbalance has disrupted the oil and natural gas exploration and production industry and other industries that serve exploration and production companies.
We expect to see continued volatility in oil and natural gas prices for the foreseeable future, and such volatility, has impacted and is expected to continue to adversely impact the Operator’s business, financial condition and results of operations and proceeds to the Trust and the Trust’s reserves and quarterly cash distributions to unitholders. The continued low level of demand and prices for oil and natural gas or otherwise has had and will continue to have a material adverse effect on the Operator’s business, financial condition and results of operations and on proceeds to the Trust and the Trust’s reserves and quarterly cash distributions to unitholders.
We cannot predict the full impact that COVID-19 or the current significant disruption and volatility currently being experienced in the oil and natural gas markets will have on the Operator’s business, cash flows, liquidity, financial condition and results of operations or on proceeds to the Trust and the Trust’s reserves and quarterly cash distributions to unitholders due to numerous uncertainties. The ultimate impact of the pandemic will depend on future developments that cannot be anticipated, including, among others, the ultimate severity of the virus, the consequences of governmental and other measures designed to mitigate the spread of the virus, the development and availability of treatments and vaccines and the extent to which these treatments and vaccines may remain effective as potential new strains of the virus emerge, the duration of the pandemic, any actions taken by members of Organization of Petroleum Exporting Countries (OPEC+) and other foreign, oil-exporting countries, actions taken by governmental authorities, the Operator’s customers and other thirds parties, workforce availability, and the timing and extent of any return to normal economic and operating conditions. For additional discussion regarding risks associated with the COVID-19 pandemic, see Item 1A “Risk Factors” in this Annual Report.
Chesapeake's Sale of the Underlying Properties to Tapstone
On December 11, 2020, Tapstone acquired the Underlying Properties of the Trust from Chesapeake in a 363 transaction under the Bankruptcy Code. All of Chesapeake’s responsibilities and obligations regarding the Trust transferred to Tapstone in connection with the acquisition pursuant to the Assignment Agreement.
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
The Royalty Interests entitle the Trust to receive 90% of the proceeds (after deducting certain post-production expenses and any applicable taxes) from the sales of production of oil, natural gas and NGL attributable to the Operator’s net revenue interest in the Producing Wells and 50% of the proceeds (after deducting certain post-production expenses and any applicable taxes) from the sales of oil, natural gas and NGL production attributable to the Operator’s net revenue interest in the Development Wells. Post-production expenses generally consist of costs incurred to gather, store, compress, transport, process, treat, dehydrate and market the oil, natural gas and NGL produced. However, the Trust is not responsible for costs of marketing services provided by the Operator or its affiliates.
The Trust is required to make quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s administrative expenses, on or about 60 days following the completion of each calendar quarter through (and including) the quarter ending June 30, 2031. During the year ended December 31, 2020, four distributions were paid. See Liquidity and Capital Resources below and Note 5 to the financial statements contained in Part II, Item 8 of this Annual Report for more information regarding the distributions.
The amount of Trust revenues and cash distributions to Trust unitholders fluctuates from quarter to quarter depending on several factors, including:
•timing of initial production and sales from the Development Wells;
•oil, natural gas and NGL prices received;
•volumes of oil, natural gas and NGL produced and sold;
•certain post-production expenses and any applicable taxes; and
•the Trust’s expenses.

Results of Trust Operations
Below is a discussion of changes in our results of operations for 2020 compared to 2019. A discussion of changes in our results of operations for 2019 compared to 2018 has been omitted from this Form 10-K, but may be found in Part II, Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations of our Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 19, 2020.
The quarterly payments to the Trust with respect to the Royalty Interests are based on the amount of proceeds actually received by the Operator during the preceding calendar quarter. Proceeds from production are typically received by the Operator approximately one month after the month of production. Due to the timing of the payment of production proceeds, quarterly distributions made by the Operator to the Trust generally include royalties attributable to sales of oil, natural gas and NGL for three months, comprised of the first two months of the quarter just ended and the last month of the quarter prior to that one. The Operator is required to make the Royalty Interest payments to the Trust within 35 days of the end of each calendar quarter. During the year ended December 31, 2020, the Trust received payments on the Royalty Interests representing royalties attributable to proceeds from sales of oil, natural gas and NGL for September 1, 2019 through August 31, 2020. During the year ended December 31, 2019, the payments received by the Trust represented royalties attributable to proceeds from sales of oil, natural gas and NGL for September 1, 2018 through August 31, 2019.
The Trust's revenues and distributable income available to unitholders have been adversely affected throughout 2020 by a decline in production. Due to natural declines, the Trust expects production to decline further and expects distributable income to continue to be adversely affected.
During the year ended December 31, 2020 the Trust recognized impairments of $6.5 million of the Royalty Interests as a result of lower commodity prices. During the year ended December 31, 2019 the Trust recognized no impairments of the Royalty Interests. If commodity prices do not improve going forward, the Trust may continue to record impairments in the future. See Note 2 to the financial statements contained in Part II, Item 8 of this Annual Report for further discussion of the impairment analysis.
Distributable Income.  The Trust's distributable income was $3.4 million for the year ended December 31, 2020, compared to $7.6 million for the year ended December 31, 2019.
The $4.2 million decrease from 2019 to 2020 was primarily due to a decrease in production volumes in the production period from September 1, 2019 to August 31, 2020 (the "2020 production period") as compared to the production period from September 1, 2018 to August 31, 2019 (the "2019 production period"), and a decrease in the average realized prices received from sales of oil, natural gas and NGL. See Royalty Income below for information regarding average prices received and sales volumes.

On a per unit basis, cash distributions during the year ended December 31, 2020 and attributable to the 2020 production period were $0.0727 per common unit as compared to $0.1632 per common unit for the year ended December 31, 2019 and attributable to the 2019 production period. Distributable income for the production periods described above was calculated as follows:

	Years Ended December 31,
	2020	2019
	($ in thousands, except per unit data)
Revenues:
Royalty income(1)	$4,947	$9,806
Total revenues	4,947	9,806
Expenses:
Production taxes	36	(525)
Trust administrative expenses(2)	(1,307)	(1,335)
Total expenses	(1,271)	(1,860)
Cash withheld to increase cash reserves(3)	(280)	(317)
Distributable income available to unitholders	$3,396	$7,629

Distributable income per common unit (46,750,000 units)	$0.0727	$0.1632
 _____________________________________________________
(1)Net of certain post-production expenses.
(2)Includes cash advance.
(3)Commencing with the distribution to unitholders payable in the first quarter of 2019, the Trustee began withholding the greater of $70,000 or 3.5% of the funds otherwise available for distribution each quarter to gradually increase existing cash reserves by a total of approximately $850,000. The Trustee may increase or decrease the targeted amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders. Cash held in reserve for a payment of the quarterly cash distribution or sales proceeds amounts or for the payment of any liabilities other than routine administrative costs will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to unitholders, together with interest earned on the funds.
Royalty Income.  Royalty income to the Trust for the year ended December 31, 2020, and attributable to the 2020 production period, totaled $4.9 million based upon sales of production attributable to the Royalty Interests of 63 mbbls of oil, 1,708 mmcf of natural gas and 152 mbbls of NGL. Total production attributable to the Royalty Interests for the 2020 production period was 499 mboe. Average prices received for oil, natural gas and NGL production, including the impact of certain post-production expenses and excluding production taxes, during the 2020 production period were $41.41 per bbl of oil, $0.37 per mcf of natural gas and $11.26 per bbl of NGL, respectively.
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
The decrease in the average price received per boe in the 2020 production period compared to the 2019 production period resulted in a $2.6 million decrease in royalty income. Decreased sales volumes resulted in a $2.3 million decrease in royalty income, for a net decrease in royalty income of $4.9 million.
Production Taxes.  Production taxes are calculated as a percentage of oil, natural gas and NGL revenues, net of any applicable tax credits. Production taxes for the year ended December 31, 2020, and attributable to the 2020 production period, totaled a credit of $36 thousand, or a credit of $0.07 per boe, or approximately 0.7% of royalty income, as compared to production taxes of $0.5 million, or $0.81 per boe, or approximately 5.4% of royalty income for the year ended December 31, 2019, and attributable to the 2019 production period. The decrease in production taxes per boe from 2019 to 2020 was primarily due to prior period tax refunds received in 2020.
Trust Administrative Expenses. Trust administrative expenses, including additional cash reserves, for the years ended December 31, 2020 and 2019 totaled $1.3 million. Trust administrative expenses primarily consist of the administrative fees paid to the Trustee and the Administrative Servicer and costs for accounting and legal services.
Liquidity and Capital Resources
The Trust’s principal sources of liquidity and capital are cash flows generated from the Royalty Interests. The Trust’s primary uses of cash are distributions to Trust unitholders, payments of production taxes, payments of Trust administrative expenses, including any reserves established by the Trustee for future liabilities and repayment of loans and payments of expense reimbursements to the Operator for out-of-pocket expenses incurred on behalf of the Trust. Administrative expenses include payments to the Trustee and the Delaware Trustee as well as a quarterly fee of $50,000 to the Administrative Servicer pursuant to the Administrative Services Agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the sales of oil, natural gas and NGL production attributable to the Royalty Interests during the quarter, over the Trust’s expenses for the quarter and any cash reserve for the payment of liabilities of the Trust.
The Trust is required to make quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s administrative expenses, on or about 60 days following the completion of each calendar quarter through (and including) the quarter ending June 30, 2031. During the year ended December 31, 2020, four distributions were paid. The 2020 first quarter distribution of $0.0371 per common unit to common unitholders consisting of proceeds attributable to production from September 1, 2019 through November 30, 2019, was made on March 2, 2020 to record unitholders as of February 19, 2020. The 2020 second quarter distribution of $0.0291 per common unit, consisting of proceeds attributable to production from December 1, 2019 through February 28, 2020, was made on June 1, 2020 to record unitholders as of May 20, 2020. The 2020 third quarter distribution of $0.0053 per common unit, consisting of proceeds attributable to production from March 1, 2020 through May 31, 2020, was made on August 31, 2020 to record unitholders as of August 19, 2020. The 2020 fourth quarter distribution of $0.0012 per common unit, consisting of proceeds attributable to production from June 1, 2020 through August 31, 2020, was made on November 29, 2020 to record unitholders as of November 19, 2020.
The following is a summary of distributable income and distributable income per common unit by quarter for the years ended December 31, 2020 and 2019 (in thousands except per unit amounts):

2020	Q1	Q2	Q3	Q4	Total
Distributable income	$1,733	$1,361	$247	$55	$3,396
Distributable income per common unit	$0.0371	$0.0291	$0.0053	$0.0012	$0.0727

2019	Q1	Q2	Q3	Q4	Total
Distributable income	$2,952	$1,417	$1,511	$1,749	$7,629
Distributable income per common unit	$0.0631	$0.0303	$0.0323	$0.0374	$0.1632

On February 2, 2021, the Trust announced that a cash distribution of $0.0063 per common unit consisting of proceeds attributable to production from September 1, 2020 to November 30, 2020, to common unitholders of record, as of February 19, 2021 would be paid on March 1, 2021. See Note 6 to the financial statements contained in Part II, Item 8 of this Annual Report for additional information regarding the distribution paid on March 1, 2021 to record unitholders as of February 19, 2021.

Commencing with the distribution to unitholders payable in the first quarter of 2019, the Trustee began withholding the greater of $70,000 or 3.5% of the funds otherwise available for distribution each quarter to gradually increase existing cash reserves by a total of approximately $850,000. The Trustee may increase or decrease the targeted amount at any time, and may increase or decrease the rate at which it withholds funds to build the cash reserve at any time, without advance notice to the unitholders. Cash held in reserve for payment of the quarterly cash distribution or sales proceeds amounts or for the payment of any liabilities other than routine administrative costs will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities will eventually be distributed to unitholders, together with interest earned on the funds. As of December 31, 2020, $597,075 has been withheld to increase cash reserves.
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
Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including cash reserves) is not sufficient to pay the Trust’s ordinary course expenses as they become due, the Operator will loan funds to the Trust necessary to pay such expenses. Any funds loaned by the Operator pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness for borrowed money of the Trust. If the Operator loans funds pursuant to this commitment, unless the Operator agrees otherwise, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. In March 2019, the Trust's cash on hand (including cash reserves) was insufficient to pay the Trust's ordinary course expenses as they became due. The Operator loaned $275,000 to the Trust necessary to pay such expenses and agreed to permit the Trust to continue making distributions while the loan was outstanding. The Trust repaid the loan in the second quarter of 2019. As of December 31, 2020 and December 31, 2019, there were no loans outstanding.
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
Oil and Natural Gas Reserves. Estimates of oil and natural gas reserves and their values, future production rates, future development costs and commodity pricing differentials are the most significant of our estimates. The accuracy of any reserve estimate is a function of the quality of data available and of engineering and geological interpretation and judgment. In addition, estimates of reserves may be revised based on actual production, results of subsequent exploration and development activities, recent commodity prices, operating costs and other factors. These revisions could materially affect our financial statements. The volatility of commodity prices results in increased uncertainty inherent in these estimates and assumptions. Changes in oil, natural gas or NGL prices could result in actual results differing significantly from our estimates. See Supplemental Disclosures About Oil, Natural Gas, and NGL Producing Activities included in Item 8 of this report for further information.
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
Revenues and Expenses. Revenues received by the Trust are net of existing royalties and overriding royalties associated with the Operator's interests and are reduced by certain post-production expenses, production taxes and other allowable expenses, such as the Trust's administrative expenses, in order to determine distributable income. The Royalty Interests are not burdened by field and lease operating expenses.
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

Credit Risk Associated With the Operator.  The Operator's ability to perform its obligations to the Trust will depend on its future results of operations, financial condition, liquidity and ability to comply with the financial covenants contained in its debt instruments, which in turn will depend upon the supply and demand for oil, natural gas and NGL, prevailing economic conditions and financial, business and other factors, many of which are beyond the Operator’s control. In the event of a bankruptcy of the Operator or its wholly-owned subsidiaries, the Operator could be unable to provide support to the Trust through loans and performance of its management duties.

ITEM 8.     Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Unitholders of Chesapeake Granite Wash Trust and The Bank of New York Mellon Trust Company, N.A., as Trustee

Opinion on the Financial Statements

We have audited the accompanying statements of assets and trust corpus of Chesapeake Granite Wash Trust (the “Trust”) as of December 31, 2020 and 2019, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the assets and trust corpus of the Trust as of December 31, 2020 and 2019, and its distributable income and its changes in trust corpus for each of the three years in the period ended December 31, 2020 in conformity with the modified cash basis of accounting described in Note 2.

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
Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the Trustee and that (i) relates to accounts or disclosures that are material to the financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

The Impact of Proved Oil and Natural Gas Reserves on Net Investment in Royalty Interests

As described in Note 2 to the financial statements, the Trust’s investment in royalty interests is amortized as a single cost center on a units-of-production basis over total proved reserves. Such amortization does not reduce distributable income, but rather it is charged directly to the trust corpus. Revisions to estimated future units-of-production are treated on a prospective basis beginning on the date such revisions are known. On a quarterly basis, the Trust evaluates the carrying value of the investment in royalty interests under the full cost accounting method. This quarterly review is referred to as a ceiling test. Under the ceiling test, the carrying value of the investment in royalty interests may not exceed an amount equal to the sum of the present value (using a 10% discount rate) of the estimated future net revenues from proved reserves. The Trust’s net investment in royalty interests balance was $11.4 million as of December 31, 2020, and amortization of investment in royalty interests for the year ended December 31, 2020 was $2.3 million. During the year ended December 31, 2020 the Trust recognized impairments of $6.5 million of the royalty interests. As disclosed by management, proved reserve quantities attributable to the royalty interests are calculated by multiplying the gross reserves for each property attributable to the operator's interest by the net revenue interest assigned to the Trust in each property. Management applies significant judgment in developing the estimates of proved reserve volumes including estimates of oil and natural gas reserves and their values, future production rates, future development costs and commodity pricing differentials. The estimates of proved oil and natural gas reserves have been developed by specialists, specifically petroleum engineers.

The principal considerations for our determination that performing procedures relating to the impact of proved oil and natural gas reserves on the net investment in royalty interests is a critical audit matter are (i) the significant judgment by management, including the use of specialists, when developing the estimates of proved oil and natural gas reserves, which in turn led to (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating the audit evidence related to the data, methods, and assumptions used by management and its specialists in developing the estimates of proved oil and natural gas reserves volumes and the assumptions applied to the data used in the ceiling test related to the commodity pricing differentials and future development costs.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. The work of management’s specialists was used in performing the procedures to evaluate the reasonableness of the proved oil and natural gas reserve volumes. As a basis for using this work, the specialists’ qualifications were understood and the Trust’s relationship with the specialists was assessed. The procedures performed also included evaluation of the methods and assumptions used by the specialists, tests of the data used by the specialists, and an evaluation of the specialists’ findings. These procedures also included, among others, testing the completeness and accuracy of the commodity pricing differentials and future development costs data used in the ceiling test. Additionally, these procedures included evaluating whether the assumptions applied to the aforementioned data were reasonable considering the past performance of the Trust.

/s/ PricewaterhouseCoopers LLP

Oklahoma City, Oklahoma
March 19, 2021

We have served as the Trust’s auditor since 2011.

CHESAPEAKE GRANITE WASH TRUST
STATEMENTS OF ASSETS AND TRUST CORPUS

	December 31,
	2020	2019
	($ in thousands)
ASSETS:
Cash and cash equivalents	$1,738	$1,600

Investment in royalty interests	487,793	487,793
Less: accumulated amortization	(476,384)	(467,588)
Net investment in royalty interests	11,409	20,205
Total assets	$13,147	$21,805
TRUST CORPUS:
Trust corpus; 46,750,000 common units issued and outstanding	13,147	21,805
Total Trust corpus	$13,147	$21,805

The accompanying notes are an integral part of these financial statements.

CHESAPEAKE GRANITE WASH TRUST
STATEMENTS OF DISTRIBUTABLE INCOME

	Years Ended December 31,
	2020	2019	2018
	($ in thousands, except per unit data)
REVENUES:
Royalty income	$4,947	$9,806	$13,504
Total revenues	4,947	9,806	13,504
EXPENSES:
Production taxes	36	(525)	(878)
Trust administrative expenses	(1,307)	(1,335)	(1,330)
Total expenses	(1,271)	(1,860)	(2,208)
Cash reserves withheld	(280)	(317)	—
Distributable income available to unitholders	$3,396	$7,629	$11,296

Distributable income per common unit (46,750,000 units)	$0.0727	$0.1632	$0.2416

CHESAPEAKE GRANITE WASH TRUST
STATEMENTS OF CHANGES IN TRUST CORPUS

	Years Ended December 31,
	2020	2019	2018
	($ in thousands)
TRUST CORPUS: Beginning of period	$21,805	$24,378	$27,604
Cash reserve surplus	138	263	38
Amortization of investment in royalty interests	(2,288)	(2,836)	(3,264)
Impairment of investment in royalty interests	(6,508)	—	—
Distributable income available to unitholders	3,396	7,629	11,296
Distributions paid to unitholders(1)	(3,396)	(7,629)	(11,296)
TRUST CORPUS: End of period	$13,147	$21,805	$24,378
(1)See Note 5 - Distributions to Unitholders.

The accompanying notes are an integral part of these financial statements.

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS

1.Organization of the Trust
Chesapeake Granite Wash Trust (the “Trust”) is a statutory trust formed in June 2011 under the Delaware Statutory Trust Act pursuant to an initial trust agreement by and among Chesapeake Energy Corporation ("Chesapeake"), as Trustor, The Bank of New York Mellon Trust Company, N.A., as Trustee (the “Trustee”), and The Corporation Trust Company, as Delaware Trustee (the “Delaware Trustee”).
The Trust was created to own royalty interests (the “Royalty Interests”) for the benefit of Trust unitholders pursuant to a trust agreement dated as of June 29, 2011, and subsequently amended and restated as of November 16, 2011 by and among Tapstone (as successor to Chesapeake and Chesapeake Exploration, L.L.C., a wholly owned subsidiary of Chesapeake), the Trustee and the Delaware Trustee (the “Trust Agreement”). The Royalty Interests are derived from Chesapeake’s interests in the Underlying Properties, all of which are located within an area of mutual interest (the "AMI") in the Colony Granite Wash play in Washita County in the Anadarko Basin of western Oklahoma. Chesapeake conveyed the Royalty Interests to the Trust from (a) Chesapeake’s interests in 69 existing horizontal wells (the “Producing Wells”) and (b) Chesapeake’s interests in 118 horizontal development wells (the “Development Wells”) that have since been drilled on properties held by Chesapeake within the AMI. Pursuant to a development agreement with the Trust, Chesapeake was obligated to drill, cause to be drilled or participate as a non-operator in the drilling of the 118 Development Wells by June 30, 2016. Additionally, based on Chesapeake’s assessment of the ability of a Development Well to produce in paying quantities, Chesapeake was obligated to either complete and tie into production or plug and abandon each Development Well. Chesapeake has retained an interest in each of the Producing Wells and Development Wells and currently operates 96% of the Producing Wells and the completed Development Wells. As of June 30, 2016, Chesapeake had fulfilled its drilling obligation under the development agreement.
The business and affairs of the Trust are managed by the Trustee. The Trust Agreement limits the Trust’s business activities generally to owning the Royalty Interests and any activity reasonably related to such ownership, including activities required or permitted by the terms of the conveyances related to the Royalty Interests. The royalty interests in the Producing Wells entitle the Trust to receive 90% of the proceeds (exclusive of any production or development costs but after deducting certain post-production expenses and any applicable taxes) from the sales of oil, natural gas and NGL production attributable to the Operator’s net revenue interest in the Producing Wells. The royalty interests in the Development Wells entitle the Trust to receive 50% of the proceeds (exclusive of any production or development costs but after deducting certain post-production expenses and any applicable taxes) from the sales of oil, natural gas and NGL production attributable to the Operator’s net revenue interest in the Development Wells.
Through an initial public offering in November 2011, the Trust sold to the public 23,000,000 common units, representing beneficial interests in the Trust, for cash proceeds of approximately $409.7 million, net of offering costs. The Trust delivered the net proceeds of the initial public offering, along with 12,062,500 common units and 11,687,500 subordinated units, to certain wholly owned subsidiaries of Chesapeake in exchange for the conveyance of the Royalty Interests to the Trust. Upon completion of these transactions, there were 46,750,000 Trust units issued and outstanding, consisting of 35,062,500 common units and 11,687,500 subordinated units which, were converted into common units on a one-for-one basis as of June 30, 2017.
On December 11, 2020, Tapstone Energy LLC ("Tapstone") acquired 23,750,000 common units and the Underlying Properties of the Trust from Chesapeake in a 363 transaction under the Bankruptcy Code. All of Chesapeake’s responsibilities and obligations regarding the Trust transferred to Tapstone in connection with the acquisition, pursuant to the Assignment Agreement. As such, duties previously performed by Chesapeake with respect to the Trust will now be performed by Tapstone and all agreements between Chesapeake and the Trust transferred from Chesapeake to Tapstone.
The Trust will dissolve and begin to liquidate on June 30, 2031, or earlier upon certain events (the “Termination Date”), and will soon thereafter wind up its affairs and terminate. At the Termination Date, (a) the Term Royalties will revert automatically to the Operator and (b) the Perpetual Royalties will be retained by the Trust and thereafter sold. The net proceeds of the sale of the Perpetual Royalties, as well as any remaining Trust cash reserves, will be distributed to the unitholders on a pro rata basis. The Operator will have a right of first refusal to purchase the Perpetual Royalties retained by the Trust at the Termination Date.

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS – (Continued)
The Trust will not dissolve until the Termination Date, unless:
•the Trust sells all of the Royalty Interests;
•the aggregate quarterly cash distribution amounts for any four consecutive quarters is less than $1.0 million;
•the holders of a majority of the Trust units and a majority of the common units (excluding common units owned by Tapstone and its affiliates) in each case voting in person or by proxy at a meeting of such holders at which a quorum is present vote in favor of dissolution; except that at any time that Tapstone and its affiliates collectively own less than 10% of the outstanding Trust units, the standard for approval will be a majority of the Trust units, including units owned by Tapstone voting in person or by proxy at a meeting of such holders at which a quorum is present; or
•the Trust is judicially dissolved.
In the case of any of the foregoing, the Trustee would sell all of the Trust's assets, either by private sale or public auction, and distribute the net proceeds of the sale to the Trust unitholders after payment, or reasonable provision for payment, of all Trust liabilities.

2.Basis of Presentation and Significant Accounting Policies
Basis of Accounting. Financial statements of the Trust differ from financial statements prepared in accordance with GAAP as the Trust records revenues when received and expenses when paid and may also establish certain cash reserves for contingencies which would not be accrued in financial statements prepared in accordance with GAAP. This non-GAAP comprehensive basis of accounting corresponds to the accounting principles permitted for royalty trusts by the SEC as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.
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
The Trust's revenues and distributable income available to unitholders have been adversely affected throughout 2019 and 2020 due to natural declines in production. The Trust expects production to decline further and expects distributable income to continue to be adversely affected. On February 2, 2021, the Trust declared a cash distribution of $0.0063 per common unit, consisting of proceeds attributable to production from September 1, 2020 to November 30, 2020. The distribution was paid on March 1, 2021 to record unitholders as of February 19, 2021. See Note 5 for information regarding prior distributions paid and Note 6 for information regarding the distribution paid on March 1, 2021.
The Operator’s ability to perform its obligations to the Trust will depend on its future results of operations, financial condition and liquidity, which in turn will depend upon the supply and demand for oil, natural gas and NGL,

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS – (Continued)
prevailing economic conditions and financial, business and other factors, many of which are beyond the Operator’s control.
In the event of a bankruptcy of the Operator or its wholly-owned subsidiaries, the Operator could be unable to provide support to the Trust through loans and performance of its management duties.

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
On a quarterly basis, the Trust evaluates the carrying value of the Investment in Royalty Interests under the full cost accounting rules of the SEC. This quarterly review is referred to as a ceiling test. Under the ceiling test, the carrying value of the Investment in Royalty Interests may not exceed an amount equal to the sum of the present value (using a 10% discount rate) of the estimated future net revenues from proved reserves. During the year ended December 31, 2020 the Trust recognized impairments of $6.5 million of the Royalty Interests due to decreased commodity prices. During the years ended December 31, 2019 and 2018 the Trust recognized no impairments of the Royalty Interests.
Loan Commitment.  Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course expenses as they become due, the Operator will loan funds to the Trust necessary to pay such expenses. Such loans will be recorded as a liability on the Statements of Assets, Liabilities and Trust Corpus until repaid. A loan neither increases nor decreases distributions to unitholders; however, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount and unless the Operator agrees otherwise) until the loan is repaid. There were no loans outstanding as of December 31, 2020 and December 31, 2019.
Revenues and Expenses. Neither the Trust nor the Trustee is responsible for, or has any control over, any costs related to the drilling of the Development Wells or any other operating or capital costs of the Underlying Properties. The Trust’s revenues with respect to the Royalty Interests in the Underlying Properties are net of existing royalties and overriding royalties associated with the Operator's interests and are determined after deducting certain post-production expenses and any applicable taxes associated with the Royalty Interests. Post-production expenses generally consist of costs incurred to gather, store, compress, transport, process, treat, dehydrate and market the oil, natural gas and NGL produced. However, the Trust is not responsible for costs of marketing services provided by affiliates of the Operator. Cash distributions to unitholders will be reduced by the Trust’s general and administrative expenses.
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

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS – (Continued)
4.Related Party Transactions
Sale of Common Units and Underlying Properties. On December 11, 2020, Tapstone acquired 23,750,000 common units and the Underlying Properties of the Trust from Chesapeake in a 363 transaction under the Bankruptcy Code. All of Chesapeake’s responsibilities and obligations regarding the Trust transferred to Tapstone in connection with the acquisition pursuant to the Assignment Agreement. As such, duties previously performed by Chesapeake with respect to the Trust will now be performed by Tapstone and all agreements between Chesapeake and the Trust transferred from Chesapeake to Tapstone. Pursuant to an agreement between Tapstone and Chesapeake following the divestiture of the Underlying Properties, (i) Chesapeake served as the Administrative Servicer through the filing of this Annual Report with the SEC and (ii) Tapstone is the Administrative Servicer for all periods subsequent to the filing of this Annual Report with the SEC. As of December 11, 2020, Tapstone is the Operator and assumed all agreements entered between the Operator and the Trust.
Trustee Administrative Fee.  Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $175,000 to the Trustee, paid in equal quarterly installments. The administrative fee may be adjusted for inflation by no more than 3% in any calendar year beginning in 2015. The Trustee's annual administrative fees were adjusted upward by 2.1% in 2018, 1.9% in 2019 and 2.3% in 2020 to the current amount of $190,169.
Agreements with the Administrative Servicer.  In connection with the initial public offering and the conveyance of the Royalty Interests to the Trust, the Trust entered into an administrative service agreement, a development agreement and a Registration Rights Agreement with the Administrative Servicer.
Pursuant to the Administrative Services Agreement, the Administrative Servicer provides the Trust with certain accounting, tax preparation, bookkeeping and information services related to the Royalty Interests and the Registration Rights Agreement. In return for the services provided by the Administrative Servicer under the Administrative Services Agreement, the Trust pays the Administrative Servicer, in equal quarterly installments, an annual fee of $200,000, which will remain fixed for the life of the Trust. The Administrative Servicer is also entitled to receive reimbursement for its actual out-of-pocket fees, costs and expenses incurred in connection with the provision of any of the services under the agreement. The Administrative Servicer was paid approximately $275,000, $164,000 and $270,000 in fees and reimbursements in 2020, 2019 and 2018, respectively. Variances in fees and reimbursements paid is primarily due to the timing of payments.
The Administrative Services Agreement will terminate upon the earliest to occur of (a) the date the Trust shall have dissolved and wound up its business and affairs in accordance with the Trust Agreement, (b) the date that all of the Royalty Interests have been terminated or are no longer held by the Trust, (c) with respect to services to be provided with respect to any Underlying Properties being transferred by the Operator, the date that either the Administrative Servicer or the Trustee may designate by delivering 90-days prior written notice, provided that the transferee of such Underlying Properties assumes responsibility to perform the services in place of the Administrative Servicer or (d) a date mutually agreed upon by the Administrative Servicer and the Trustee.
The Trust also entered into a Registration Rights Agreement for the benefit of the Operator and certain of its affiliates (each, a “holder”). Pursuant to the Registration Rights Agreement, the Trust agreed to register the Trust units held by each such holder for resale under the Securities Act of 1933, as amended. In connection with the preparation and filing of any registration statement, the Operator will bear all costs and expenses incidental to any registration statement, excluding certain internal expenses of the Trust, which will be borne by the Trust, and any underwriting discounts and commissions, which will be borne by the seller of the Trust units.
Loan Commitment. Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including available cash reserves) is insufficient to pay the Trust’s ordinary course expenses as they become due, the Operator will loan funds to the Trust necessary to pay such expenses. Any funds loaned by the Operator pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness for borrowed money of the Trust. If the Operator loans funds pursuant to this commitment, unless the Operator agrees otherwise, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. In March 2019, the Trust's cash on hand (including cash reserves) was insufficient to pay the Trust's ordinary course expenses as they became due. The Operator loaned $275,000 to the Trust necessary to pay such expenses and agreed to permit the Trust to continue making distributions while the loan was outstanding. The

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS – (Continued)
Trust repaid the loan in the second quarter of 2019. There were no loans outstanding as of December 31, 2020 or December 31, 2019.
5.Distributions to Unitholders
The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s expenses, approximately 60 days following the completion of each quarter through (and including) the quarter ending June 30, 2031.
For the years ended December 31, 2020, 2019 and 2018 the Trust declared and paid the following cash distributions:

Production Period	Distribution Date	Cash Distribution per Common Unit
June 2020 – August 2020	November 29, 2020	$0.0012
March 2020 - May 2020	August 31, 2020	$0.0053
December 2019 - February 2020	June 1, 2020	$0.0291
September 2019 - November 2019	March 2, 2020	$0.0371

June 2019 – August 2019	November 29, 2019	$0.0374
March 2019 - May 2019	August 29, 2019	$0.0323
December 2018 - February 2019	May 30, 2019	$0.0303
September 2018 - November 2018	March 1, 2019	$0.0631

June 2018 – August 2018	November 29, 2018	$0.0534
March 2018 – May 2018	August 30, 2018	$0.0626
December 2017 – February 2018	May 31, 2018	$0.0469
September 2017 – November 2017	March 2, 2018	$0.0787

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS – (Continued)
6. Subsequent Events
Subsequent Distribution. The Trust's quarterly income available for distribution was $0.0063 per common unit for the production period from September 1, 2020 to November 30, 2020. On February 2, 2021, the Trust declared a cash distribution of $0.0063 per common unit attributable to such production period. The distribution was paid on March 1, 2021 to record unitholders as of February 19, 2021. All Trust unit holders share on a pro rata basis in the Trust's distributable income.
Distributable income attributable to production from September 1, 2020 to November 30, 2020, was calculated as follows (in thousands except for unit and per unit amounts):

Revenues:
Royalty income(1)	$954
Expenses:
Production taxes	(56)
Trust administrative expenses(2)	(534)
Total expenses	(590)
Cash withheld to increase cash reserves(3)	(70)
Distributable income available to unitholders	$294

Distributable income per common unit (46,750,000 units)	$0.0063
 ___________________________________________________
(1)Net of certain post-production expenses.
(2)Includes the cash advance for administrative expenses.
(3)Commencing with the distribution to unitholders payable in the first quarter of 2019, the Trustee began withholding the greater of $70,000 or 3.5% of the funds otherwise available for distribution each quarter to gradually increase existing cash reserves by a total of approximately $850,000. The Trustee may increase or decrease the targeted amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders. Cash held in reserve for payment of the quarterly cash distribution or sales proceeds amounts or for the payment of any liabilities other than routine administrative costs will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to unitholders, together with interest earned on the funds.

CHESAPEAKE GRANITE WASH TRUST
SUPPLEMENTARY INFORMATION

Quarterly Financial Data (unaudited)
The following is a summary of royalty income and distributable income by quarter for 2020 and 2019:

	Year Ended December 31, 2020
	Q1	Q2	Q3	Q4	2020
	($ in thousands, except per unit data)
Royalty income	$2,016	$1,788	$376	$767	$4,947
Distributable income	$1,733	$1,361	$247	$55	$3,396
Distributable income per common unit	$0.0371	$0.0291	$0.0053	$0.0012	$0.0727

	Year Ended December 31, 2019
	Q1	Q2	Q3	Q4	2019
	($ in thousands, except per unit data)
Royalty income	$3,363	$2,510	$2,157	$1,776	$9,806
Distributable income	$2,952	$1,417	$1,511	$1,749	$7,629
Distributable income per common unit	$0.0631	$0.0303	$0.0323	$0.0374	$0.1631

Supplemental Disclosures About Oil, Natural Gas and NGL Producing Activities (unaudited)
Net Capitalized Costs. Capitalized costs related to the Trust's oil, natural gas and NGL producing activities are summarized as follows:

	December 31,
	2020	2019
	($ in thousands)
Oil and natural gas properties:
Proved	$487,793	$487,793
Unproved	—	—
Total	487,793	487,793
Less accumulated amortization	(476,384)	(467,588)
Net capitalized costs	$11,409	$20,205
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

CHESAPEAKE GRANITE WASH TRUST
SUPPLEMENTARY INFORMATION – (Continued)
Results of Operations from Oil, Natural Gas and NGL Producing Activities. The Operator's results of operations from oil, natural gas and NGL producing activities for the Trust's interest are presented below for the years ended December 31, 2020, 2019 and 2018. The following table includes revenues and expenses associated directly with the Trust's oil and natural gas producing activities. Production expenses and production taxes are deducted by the Operator prior to remittance of royalty income to the Trust. The following calculation does not include any interest income or general and administrative costs and, therefore, is not necessarily indicative of distributable income:

	Years Ended December 31,
	2020	2019	2018
	($ in thousands)
Sales of oil, natural gas and NGL	$4,947	$9,806	$13,504
Production taxes	36	(525)	(878)
Amortization of investment in royalty interests	(2,288)	(2,836)	(3,264)
Impairment of investment in royalty interests	(6,508)	—	—
Results of operations from oil, natural gas and NGL producing activities	$(3,813)	$6,445	$9,362
The following oil, natural gas and NGL information was prepared on an accrual basis, which is the basis upon which the Operator maintains its records and is different from the modified cash basis on which the Trust financial statements are prepared. A reconciliation of information presented on the modified cash basis to the accrual basis for the year ended December 31, 2020 is as follows:

		For the Period Ended
Year Ended December 31, 2020	Modified Cash Basis(1)	September 1, 2019 to December 31, 2019	September 1, 2020 to December 31, 2020	Accrual Basis(3)
Production Data:
Oil (mbbl)	63	(26)	13	50
Natural Gas (mmcf)	1,708	(632)	401	1,477
NGL (mbbl)	152	(43)	26	135
Total (mboe)	499	(174)	107	432

Royalty income (in thousands)	$4,947	$(2,153)	$915	$3,709
Production taxes (in thousands)	36	93	(231)	(102)
	$4,983	$(2,060)	$684	$3,607
 ___________________________________________________
(1)Oil, natural gas and NGL volumes attributable to the Royalty Interests and related revenues and expenses included in the Operator's 2020 net revenue distributions to the Trust. Represents oil, natural gas and NGL production from September 1, 2019 to August 31, 2020.
(2)Oil, natural gas and NGL volumes attributable to the Royalty Interests and related revenues and expenses, presented on an accrual basis, from January 1, 2020 through December 31, 2020, a portion of which will be reflected on the modified cash basis in distributable income in subsequent quarters.

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
___________________________________________________
(1)Oil, natural gas and NGL volumes attributable to the Royalty Interests and related revenues and expenses included in the Operator's 2019 net revenue distributions to the Trust. Represents oil, natural gas and NGL production from September 1, 2018 to August 31, 2019.
(2)Oil, natural gas and NGL volumes attributable to the Royalty Interests and related revenues and expenses, presented on an accrual basis, from January 1, 2019 through December 31, 2019, a portion of which will be reflected on the modified cash basis in distributable income in subsequent quarters.
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
___________________________________________________
(1)Oil, natural gas and NGL volumes attributable to the Royalty Interests and related revenues and expenses included in the Operator's 2018 net revenue distributions to the Trust. Represents oil, natural gas and NGL production from September 1, 2017 to August 31, 2018.
(2)Oil, natural gas and NGL volumes attributable to the Royalty Interests and related revenues and expenses, presented on an accrual basis, from January 1, 2018 through December 31, 2018, a portion of which will be reflected on the modified cash basis in distributable income in subsequent quarters.

CHESAPEAKE GRANITE WASH TRUST
SUPPLEMENTARY INFORMATION – (Continued)
Estimated Oil, Natural Gas and NGL Reserve Quantities. The Trust's independent petroleum engineering firm, LaRoche, estimated all of the proved reserves as of December 31, 2020 for the Royalty Interests. The qualifications of the technical person at LaRoche primarily responsible for overseeing the firm's preparation of the Trust's reserve estimates are set forth below.
•over 40 years of practical experience in the estimation and evaluation of reserves;
•licensed professional engineer in the State of Texas; and
•Bachelor of Science and Master of Science degrees in Petroleum Engineering.
Proved oil, natural gas and NGL reserves are those quantities of oil, natural gas and NGL which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible – from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations – prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. Existing economic conditions include prices and costs at which economic producibility from a reservoir is to be determined. Based on reserve reporting rules, the price is calculated using the average price during the 12-month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within the period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions. A project to extract hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time. The area of the reservoir considered as proved includes: (i) the area identified by drilling and limited by fluid contacts, if any, and (ii) adjacent undrilled portions of the reservoir that can, with reasonable certainty, be judged to be continuous with it and to contain economically producible oil or natural gas on the basis of available geoscience and engineering data. In the absence of data on fluid contacts, proved quantities in a reservoir are limited by the lowest known hydrocarbons as seen in a well penetration unless geoscience, engineering or performance data and reliable technology establish a lower contact with reasonable certainty. Where direct observation from well penetrations has defined a highest known oil elevation and the potential exists for an associated natural gas cap, proved oil reserves may be assigned in the structurally higher portions of the reservoir only if geoscience, engineering or performance data and reliable technology establish the higher contact with reasonable certainty. Reserves which can be produced economically through application of improved recovery techniques (including, but not limited to, fluid injection) are included in the proved classification when: (i) successful testing by a pilot project in an area of the reservoir with properties no more favorable than in the reservoir as a whole, the operation of an installed program in the reservoir or an analogous reservoir, or other evidence using reliable technology establishes the reasonable certainty of the engineering analysis on which the project or program was based; and (ii) the project has been approved for development by all necessary parties and entities, including governmental entities.
Developed oil, natural gas and NGL reserves are reserves of any category that can be expected to be recovered through existing wells with existing equipment and operating methods where production can be initiated or restored with relatively low expenditure compared to the cost of drilling a new well.
The information provided below on our oil, natural gas and NGL reserves is presented in accordance with regulations prescribed by the SEC. Our reserve estimates are generally based upon extrapolation of historical production trends, analogy to similar properties and volumetric calculations. Accordingly, these estimates will change as future information becomes available and as commodity prices change. These changes could be material and could occur in the near term.

CHESAPEAKE GRANITE WASH TRUST
SUPPLEMENTARY INFORMATION – (Continued)
Presented below is a summary of changes in estimated reserves of the Royalty Interests for 2020, 2019 and 2018.

	December 31, 2020
	Oil	Natural Gas	NGL	Total
	(mbbl)	(mmcf)	(mbbl)	(mboe)
Proved reserves, beginning of period	438	14,631	1,298	4,175
Revisions of previous estimates, price(1)	(10)	(186)	(7)	(48)
Revisions of previous estimates, other(2)	(104)	(3,578)	(259)	(959)
Production	(50)	(1,477)	(135)	(432)
Proved reserves, end of period	274	9,390	897	2,736

Proved developed reserves:
Beginning of period	438	14,631	1,298	4,175
End of period	274	9,390	897	2,736

Proved undeveloped reserves:
Beginning of period	—	—	—	—
End of period	—	—	—	—

	December 31, 2019
	Oil	Natural Gas	NGL	Total
	(mbbl)	(mmcf)	(mbbl)	(mboe)
Proved reserves, beginning of period	511	17,261	1,687	5,075
Revisions of previous estimates, price(3)	(68)	(2,698)	(244)	(761)
Revisions of previous estimates, other(4)	82	2,103	34	466
Production	(87)	(2,035)	(179)	(605)
Proved reserves, end of period	438	14,631	1,298	4,175

Proved developed reserves:
Beginning of period	511	17,261	1,687	5,075
End of period	438	14,631	1,298	4,175

Proved undeveloped reserves:
Beginning of period	—	—	—	—
End of period	—	—	—	—

CHESAPEAKE GRANITE WASH TRUST
SUPPLEMENTARY INFORMATION – (Continued)

	December 31, 2018
	Oil	Natural Gas	NGL	Total
	(mbbl)	(mmcf)	(mbbl)	(mboe)
Proved reserves, beginning of period	604	19,657	2,058	5,938
Revisions of previous estimates, price(5)	27	649	54	190
Revisions of previous estimates, other(6)	(24)	(621)	(202)	(331)
Production	(96)	(2,424)	(223)	(722)
Proved reserves, end of period	511	17,261	1,687	5,075

Proved developed reserves:
Beginning of period	604	19,657	2,058	5,938
End of period	511	17,261	1,687	5,075

Proved undeveloped reserves:
Beginning of period	—	—	—	—
End of period	—	—	—	—

___________________________________________________
(1)During 2020, the Trust recorded downward reserve revisions of 48 mboe to the December 31, 2019 estimates of reserves resulting from changes in oil and natural gas prices. Before basis differential adjustments, oil and natural gas prices used in estimating proved reserves decreased as of December 31, 2020 compared to December 31, 2019 using the trailing 12-month average prices required by the SEC. Oil prices decreased by $16.12 per bbl, or 29%, to $39.57 per bbl from $55.69 per bbl. Natural gas prices decreased $0.60 per mcf, or 23%, to $1.98 per mcf from $2.58 per mcf.
(2)During 2020, the Trust recorded downward reserve revisions of 959 mboe to the December 31, 2019 estimates of reserves resulting from changes to previous estimates. These non-price related revisions were primarily attributable to a negative production forecast revision.
(3)During 2019, the Trust recorded downward reserve revisions of 761 mboe to the December 31, 2018 estimates of reserves resulting from changes in oil and natural gas prices. Before basis differential adjustments, oil and natural gas prices used in estimating proved reserves decreased as of December 31, 2019 compared to December 31, 2018 using the trailing 12-month average prices required by the SEC. Oil prices decreased by $9.87 per bbl, or 15%, to $55.69 per bbl from $65.56 per bbl. Natural gas prices decreased $0.52 per mcf, or 17%, to $2.58 per mcf from $3.10 per mcf.
(4)During 2019, the Trust recorded upward reserve revisions of 466 mboe to the December 31, 2018 estimates of reserves resulting from changes to previous estimates. These non-price related revisions were primarily attributable to a positive production forecast revision and a reduction to future operating expenses.
(5)During 2018, the Trust recorded upward reserve revisions of 190 mboe to the December 31, 2017 estimates of reserves resulting from changes in oil and natural gas prices. Before basis differential adjustments, oil and natural gas prices used in estimating proved reserves increased as of December 31, 2018 compared to December 31, 2017 using the trailing 12-month average prices required by the SEC. Oil prices increased by $14.22 per bbl, or 28%, to $65.56 per bbl from $51.34 per bbl. Natural gas prices increased $0.12 per mcf, or 4%, to $3.10 per mcf from $2.98 per mcf.
(6)During 2018, the Trust recorded downward reserve revisions of 331 mboe to the December 31, 2017 estimates of reserves resulting from changes to previous estimates. These non-price related revisions were primarily attributable to lower production in forecasts.

CHESAPEAKE GRANITE WASH TRUST
SUPPLEMENTARY INFORMATION – (Continued)
Presented below is a summary of the adjustment to the estimated reserves attributable to the Royalty Interests to adjust the reserves to the balance attributable to the Trust under the modified cash basis of accounting as of December 31, 2020, 2019 and 2018. As of December 31, 2020, 2019 and 2018 the Trust had not received royalty income associated with the production sold from each of the production periods from September 1 – December 31, 2020, September 1 – December 31, 2019 and September 1 – December 31, 2018, respectively.

	December 31, 2020
	Oil	Natural Gas	NGL	Total
	(mbbl)	(mmcf)	(mbbl)	(mboe)
Proved reserves, accrual basis	274	9,390	897	2,736
Production September 1 – December 31, 2020	12	440	47	132
Adjusted Proved reserves, on a modified cash basis	286	9,830	944	2,868

	December 31, 2019
	Oil	Natural Gas	NGL	Total
	(mbbl)	(mmcf)	(mbbl)	(mboe)
Proved reserves, accrual basis	438	14,631	1,298	4,175
Production September 1 – December 31, 2019	26	632	43	174
Adjusted Proved reserves, on a modified cash basis	464	15,263	1,341	4,349

	December 31, 2018
	Oil	Natural Gas	NGL	Total
	(mbbl)	(mmcf)	(mbbl)	(mboe)
Proved reserves, accrual basis	511	17,261	1,687	5,075
Production September 1 – December 31, 2018	30	835	50	219
Adjusted Proved reserves, on a modified cash basis	541	18,096	1,737	5,294

Standardized Measure of Discounted Future Net Cash Flows. Accounting Standards Topic 932 prescribes guidelines for computing a standardized measure of future net cash flows and changes therein relating to estimated proved reserves. The Operator has advised the Trustee that the Operator followed these guidelines, which are briefly discussed below.
Future cash inflows and future production costs as of December 31, 2020, 2019 and 2018 were determined by applying the trailing average of the first-day-of-the-month prices for the 12 months of the year and year-end costs to the estimated quantities of oil, natural gas and NGL to be produced. Actual future prices and costs may be materially higher or lower than the 12-month average prices and year-end costs used. For each year, estimates are made of quantities of proved reserves and the future periods during which they are expected to be produced based on continuation of the economic conditions applied for that year. The resulting future net cash flows are reduced to present value amounts by applying a 10% annual discount factor.
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

CHESAPEAKE GRANITE WASH TRUST
SUPPLEMENTARY INFORMATION – (Continued)
The following summary sets forth the future net cash flows relating to proved oil, natural gas and NGL reserves based on the standardized measure:

	Years Ended December 31,
	2020		2019		2018
	($ in thousands)
Future cash inflows	$20,534	(1)	$39,920	(2)	$78,267	(3)
Future production costs(4)	(1,478)		(2,874)		(5,647)
Future development costs(5)	—		—		—
Future income tax provisions(6)	—		—		—
Future net cash flows	19,056		37,046		72,620
Less effect of a 10% discount factor	(7,645)		(14,188)		(30,301)
Standardized measure of discounted future net cash flows	$11,411		$22,858		$42,319
___________________________________________________
(1)Calculated using prices of $1.98 per mcf of natural gas and $39.57 per bbl of oil, before field differentials. Including the effect of price differential adjustments, the prices used in computing the reserves attributable to the Royalty Interests as of December 31, 2020 were $0.26 per mcf of natural gas, $32.97 per barrel of oil and $10.14 per barrel of NGL.
(2)Calculated using prices of $2.58 per mcf of natural gas and $55.69 per bbl of oil, before field differentials. Including the effect of price differential adjustments, the prices used in computing the reserves attributable to the Royalty Interests as of December 31, 2019 were $0.14 per mcf of natural gas, $49.99 per barrel of oil and $12.28 per barrel of NGL.
(3)Calculated using prices of $3.10 per mcf of natural gas and $65.56 per bbl of oil, before field differentials. Including the effect of price differential adjustments, the prices used in computing the reserves attributable to the Royalty Interests as of December 31, 2018 were $0.69 per mcf of natural gas, $61.61 per barrel of oil and $20.62 per barrel of NGL.
(4)Future production costs include the Trust's proportionate share of production taxes and post-production costs. The Trust does not bear any operational costs related to the wells.
(5)Future net cash flow has been calculated without deduction for future development costs as the Trust does not bear those costs.
(6)No provision for federal or state income taxes has been provided for in the calculation because taxable income is passed through to the unitholders of the Trust.

Changes in Standardized Measure of Discounted Future Net Cash Flows. The following schedule reconciles the changes for the years ended December 31, 2020, 2019 and 2018 in the standardized measure of discounted future net cash flows relating to proved reserves:

	Years Ended December 31,
	2020	2019	2018
	($ in thousands)
Standardized measure, beginning of period	$22,858	$42,319	$44,617
Sales of oil and gas produced, net of production costs	(3,607)	(7,970)	(11,791)
Net changes in prices and production costs	(5,304)	(17,841)	5,879
Revision of previous quantity estimates	(4,720)	2,327	(1,169)
Accretion of discount	2,286	4,232	4,462
Production timing and other	(102)	(209)	321
Standardized measure, end of period	$11,411	$22,858	$42,319

ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
The Trust’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are designed to ensure that the information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Trust is accumulated and communicated by the Operator to The Bank of New York Mellon Trust Company, N.A., as the Trustee of the Trust, and its employees who participate in the preparation of the Trust’s periodic reports as appropriate to allow timely decisions regarding required disclosure.
Due to the nature of the Trust as a passive entity and in light of the contractual arrangements pursuant to which the Trust was created, including the provisions of (a) the Trust Agreement, (b) the Administrative Services Agreement, (c) the development agreement and (d) the conveyances granting the Royalty Interests, the Trust’s disclosure controls and procedures necessarily rely on (i) information provided by the Operator, including information relating to results of operations, the status of drilling of the Development Wells, the costs and revenues attributable to the Trust’s interests under the conveyance and other operating and historical data, plans for future operating and capital expenditures, reserve information, information relating to projected production, and other information relating to the status and results of operations of the underlying properties and the Royalty Interests, and (ii) conclusions and reports regarding reserves by the Trust’s independent reserve engineers. Although the Trustee does rely on the Operator to perform certain functions and to provide certain information that impact the Trust’s financial statements, the Trustee remains responsible for evaluating, as appropriate, the Trust’s disclosure controls and procedures as well as its internal control over financial reporting.
The Vice President of the Trustee has evaluated the effectiveness of the Trust's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this Annual Report. Based on her evaluation, as of December 31, 2020, she has concluded that the Trust's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.
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
As of December 31, 2020, the Trustee assessed the effectiveness of the Trust's internal control over financial reporting based on the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2020 based on those criteria.
Changes in Internal Control over Financial Reporting.
There were no changes in internal controls over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the holders of more than 10 percent of the Trust units to file with the SEC reports regarding their ownership and changes in ownership of the Trust units. The Trustee is not aware of any 10 percent unitholder having failed to comply with all Section 16(a) filing requirements in 2020. In making these statements, the Trustee has relied upon examination of the copies of documents, to the extent there were any, provided to the Trust.

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
ITEM 11.     Executive Compensation

During the year ended December 31, 2020, 2019 and 2018 the Trustee received an administrative fee of $189,100 $184,160 and $180,551 from the Trust, respectively. The Trust does not have any executive officers, directors or employees. Because the Trust does not have a board of directors, it does not have a compensation committee.
ITEM 12.     Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

(a) Security Ownership of Certain Beneficial Owners

Based on filings with the SEC, the Trustee is not aware of any holders of 5% or more of the units except as set forth below. The following information has been obtained from filings with the SEC on Schedule 13D.

Beneficial Owner	Trust Units Beneficially Owned	Percent of Class
Tapstone Energy L.L.C.(1)	23,750,000 Common Units	50.8%
________________________________________________
(1)Tapstone Energy Holdings, LLC, located at 211 North Robinson Avenue, Suite N-1000, Oklahoma City, Oklahoma 73102, is the ultimate parent company of Tapstone Energy, LLC, which is the owner of the common units reported in the table above. Tapstone Energy Holdings, LLC may be deemed to beneficially own the common units owned by Tapstone Energy, LLC. Tapstone's Board of Managers consists of Matt Palka, Mark Crawford, James Bennett and Steve Dixon that exercise voting and investment control with respect to Tapstone's Common Units.

(b) Security Ownership of Management

Not Applicable

(c) Changes in Control

The registrant knows of no arrangement, including any pledge by any person of securities of the registrant or its parent, the operation of which may at a subsequent date result in a change of control of the registrant.
ITEM 13.     Certain Relationships and Related Transactions and Director Independence
Under the terms of the Trust Agreement, the Trust pays an annual administrative fee to the Trustee of $175,000 (which may be adjusted beginning on January 1, 2015), paid in four quarterly installments and billed in arrears. As of December 31, 2020, a 2.3% inflation adjustment had been made for the 2020 calendar year. As the Trust uses the modified cash basis of accounting, general and administrative expenses in the Trust's statements of distributable income for the years ended December 31, 2020, 2019 and 2018 include $189,100 $184,160 and $180,551 for administrative fees paid to the Trustee, respectively.

Administrative Services Agreement

In return for the services provided by the Administrative Servicer under the Administrative Services Agreement, the Trust pays the Administrative Servicer, on a quarterly basis, a total annual fee of $200,000, which will remain fixed for the life of the Trust. the Administrative Servicer will also be entitled to receive reimbursement for its actual out-of-pocket fees, costs and expenses incurred in connection with the provision of any of the services under the agreement.

The Administrative Services Agreement will terminate upon the earliest to occur of (a) the date the Trust shall have been wound up in accordance with the Trust Agreement, (b) the date that all of the Royalty Interests have been terminated or are no longer held by the Trust, (c) with respect to services to be provided with respect to any Underlying Properties being transferred by the Operator, the date that either the Administrative Servicer or the Trustee may designate by delivering 90-days prior written notice, provided that the transferee of such Underlying Properties assumes responsibility to perform the services in place of the Administrative Servicer or (d) a date mutually agreed upon by the Operator and the Trustee.

Registration Rights Agreement
On November 16, 2011, the Trust entered into a Registration Rights Agreement for the benefit of the Operator and certain of its affiliates (each, a “holder”). Pursuant to the Registration Rights Agreement, the Trust agreed, for the benefit of each holder, to register the Trust units held by each such holder for resale under the Securities Act. Specifically, the Trust agrees:
•subject to certain lock-up restrictions, to use its reasonable best efforts to file a registration statement, including, if so requested, a shelf registration statement, with the SEC as promptly as practicable following receipt of a notice requesting the filing of a registration statement from holders representing a majority of the then outstanding registrable trust units;
•to use its reasonable best efforts to cause the registration statement or shelf registration statement to be declared effective under the Securities Act as promptly as practicable after the filing thereof; and
•to continuously maintain the effectiveness of the registration statement under the Securities Act for 90 days (or for three years if a shelf registration statement is requested) after the effectiveness thereof or until the Trust units covered by the registration statement have been sold pursuant to such registration statement or until all registrable Trust units:
•have been sold pursuant to Rule 144 under the Securities Act if the transferee thereof does not receive “restricted securities;”
•have been sold in a private transaction in which the transferor's rights under the Registration Rights Agreement are not assigned to the transferee of the Trust units; or
•become eligible for resale pursuant to Rule 144 (or any similar rule then in effect under the Securities Act).

The holders will have the right to require the Trust to file no more than five registration statements in aggregate.

In connection with the preparation and filing of any registration statement, the Operator will bear all costs and expenses incidental to any registration statement, excluding certain internal expenses of the Trust, which will be borne by the Trust, and any underwriting discounts and commissions, which will be borne by the seller of the Trust units.

ITEM 14.     Principal Accountant Fees and Services

Estimated fees for services performed by PricewaterhouseCoopers LLP for the years ended December 31, 2020 and 2019, are as follows:

	Years Ended December 31,
	2020	2019
Audit Fees(1)	$240,000	$240,000
Tax Fees	330,938	282,937
Total	$570,938	$522,937
 _____________________________________________________________________
(1)Fees for audit services in 2020 and 2019 include fees for the reviews of the Trust's quarterly financial statements.

As a modified cash basis entity, the Trust expenses these fees when paid.

As referenced in Item 10, Directors, Executive Officers and Corporate Governance, above, the Trust has no audit committee, and as a result, any pre-approval and approval of all services preformed by the principal auditor or any other professional service firms and related fees are granted by the Trustee.

PART IV
ITEM 15.     Exhibits and Financial Statement Schedules
____________________________________________
(a)    The following financial statements, financial statement schedules and exhibits are filed as a part of this report:
1.Financial Statements. Chesapeake Granite Wash Trust's financial statements are included in Item 8 of Part II of this report.
2.Financial Statement Schedules. No financial statement schedules are applicable or required.
3.Exhibits. The exhibits listed below in the Index of Exhibits are filed, furnished or incorporated by reference pursuant to the requirements of Item 601 of Regulation S-K.

INDEX OF EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith or Furnished

3.1	Certificate of Trust of Chesapeake Granite Wash Trust.	S-1	333-175395	3.1	7/7/2011
3.2	Amended and Restated Trust Agreement, dated as of November 16, 2011, by and among Chesapeake Energy Corporation, Chesapeake Exploration, L.L.C., The Bank of New York Mellon Trust Company, N.A., as Trustee, and The Corporation Trust Company, as Delaware Trustee.	8-K	001-35343	3.1	11/21/2011
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.					X
10.1	Assignment and Assumption Agreement, dated as of December 11, 2020, by and among Chesapeake Energy Corporation. Chesapeake Exploration, L.L.C., Chesapeake E&P Holding, L.L.C., and Tapstone Energy, LLC.	8-K	001-35343	10.1	12/11/2020
10.2	Perpetual Overriding Royalty Interest Conveyance (PDP), dated as of November 16, 2011, by and between Chesapeake Exploration, L.L.C. and Chesapeake Granite Wash Trust.	8-K	001-35343	10.1	11/21/2011
10.3	Perpetual Overriding Royalty Interest Conveyance (PUD), dated as of November 16, 2011, by and between Chesapeake Exploration, L.L.C. and Chesapeake Granite Wash Trust.	8-K	001-35343	10.2	11/21/2011
10.4	Term Overriding Royalty Interest Conveyance (PDP), dated as of November 16, 2011, by and between Chesapeake Exploration, L.L.C. and Chesapeake E&P Holding Corporation.	8-K	001-35343	10.3	11/21/2011

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith or Furnished

10.5	Term Overriding Royalty Interest Conveyance (PUD), dated as of November 16, 2011, by and between Chesapeake Exploration, L.L.C. and Chesapeake E&P Holding Corporation.	8-K	001-35343	10.4	11/21/2011
10.6	Assignment of Term Overriding Royalty Interests, dated as of November 16, 2011, by and between Chesapeake E&P Holding Corporation and Chesapeake Granite Wash Trust.	8-K	001-35343	10.5	11/21/2011
10.7	Administrative Services Agreement, dated as of November 16, 2011, by and between Chesapeake Energy Corporation and Chesapeake Granite Wash Trust.	8-K	001-35343	10.6	11/21/2011
10.8	Development Agreement, dated as of November 16, 2011, by and among Chesapeake Energy Corporation, Chesapeake Exploration, L.L.C. and Chesapeake Granite Wash Trust.	8-K	001-35343	10.7	11/21/2011
10.9	Registration Rights Agreement, dated as of November 16, 2011, by and among Chesapeake Energy Corporation, Chesapeake Exploration, L.L.C. and Chesapeake Granite Wash Trust.	8-K	001-35343	10.9	11/21/2011
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Trustee's Vice President.					X
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Trustee's Vice President					X
99.1	Report of LaRoche Petroleum Consultants, Ltd.					X

ITEM 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: March 19, 2021

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