Form 10-Q
period 2021-03-31
CHESAPEAKE GRANITE WASH TRUST
filed 2021-05-14
CIK 1524769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X]    Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2021
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
If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [X]
As of May 4, 2021, 46,750,000 common units representing beneficial interests in Chesapeake Granite Wash Trust were outstanding.

CHESAPEAKE GRANITE WASH TRUST

All references to “we,” “us,” “our,” or the “Trust” refer to Chesapeake Granite Wash Trust. The royalty interests conveyed on November 16, 2011 by Chesapeake from its interests in certain properties in the Colony Granite Wash formation in Oklahoma and held by the Trust are referred to as the “Royalty Interests.” References to “Chesapeake” refer to Chesapeake Energy Corporation and, where the context requires, its subsidiaries. References to "Tapstone" or "Operator" refer to Tapstone Energy LLC. As of December 11, 2020, Tapstone owns and operates all Underlying Properties (as defined below) held by the Trust.

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Quarterly Report”) includes “forward-looking statements” about the Trust and the Operator and other matters discussed herein that are subject to risks and uncertainties that are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact included in this document, including, without limitation, statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I and elsewhere herein regarding the continuing effects of the COVID-19 pandemic and the impact thereof on our and Tapstone’s business, financial condition, results of operations and cash flows, actions by, or disputes among or between, members of the Organization of the Petroleum Exporting Countries and its allies, such as Russia, market factors, market prices, the proved oil, natural gas and natural gas liquids ("NGL") reserves associated with the properties underlying the Royalty Interests, proceeds attributable to the Winter Weather Event (as defined herein) and the timing of their distribution, the Trust’s or Tapstone’s future financial position, business strategy, budgets, projected costs and plans and objectives for future operations, information regarding target distributions, statements pertaining to future development activities and costs, information regarding production and reserve growth and statements regarding the Trust's continued listing on the OTC Markets Group, Inc. are forward-looking statements. Actual outcomes and results may differ materially from those projected. Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “seek,” “plan,” “goal,” “assume,” “target,” “should,” “intend,” “ability,” “will,” “would,” “forecast” or other words that convey the uncertainty of future events or outcomes. These statements are based on certain assumptions made by the Trust, and by Tapstone, in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform with such expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Item 1A of Part I of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2020 (the "2020 Form 10-K") and in Item 1A of Part II of this Quarterly Report and those set forth from time to time in the Trust’s filings with the United States Securities and Exchange Commission (the "SEC"), which could affect the future results of the energy industry in general, and the Trust and Tapstone in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, may not have the expected consequences to or effects on Tapstone’s business and the Trust. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. These factors should not be construed as exhaustive, and there may also be other risks that we are unable to predict at this time. The Trustee relies on Tapstone for information regarding the Royalty Interests, the Underlying Properties (as defined below) and Tapstone itself. The Trust undertakes no obligation to publicly update or revise any forward-looking statements and expressly disclaims any obligation to do so, except as required by applicable law.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF ASSETS AND TRUST CORPUS (Unaudited)
	March 31, 2021	December 31, 2020

	($ in thousands)
ASSETS:
Cash and cash equivalents	$2,021	$1,738

Investment in Royalty Interests	487,793	487,793
Less: accumulated amortization and impairment	(477,750)	(476,384)
Net investment in Royalty Interests	10,043	11,409
Total assets	$12,064	$13,147
TRUST CORPUS:
Trust corpus; 46,750,000 common units issued and outstanding	12,064	13,147
Total Trust corpus	$12,064	$13,147

The accompanying notes are an integral part of these financial statements.

CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF DISTRIBUTABLE INCOME (Unaudited)
	Three Months Ended March 31,
	2021	2020
	($ in thousands, except unit and per unit data)
REVENUES:
Royalty income	$954	$2,016
EXPENSES:
Production tax (expenses)/income	(56)	164
Trust administrative expenses	(534)	(377)
Cash reserves withheld	(70)	(70)
Total expenses	(660)	(283)
Distributable income available to unitholders	$294	$1,733

Distributable income per common unit (46,750,000 common units)	$0.0063	$0.0371

CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)
	Three Months Ended March 31,
	2021	2020
	($ in thousands)
TRUST CORPUS: Beginning of period	$13,147	$21,805
Increase in cash and cash equivalents	283	18
Amortization of Investment in Royalty Interests	(528)	(694)
Impairment of Investment in Royalty Interests	(838)	—
Distributable income available to unitholders	294	1,733
Distributions paid to unitholders	(294)	(1,733)
TRUST CORPUS: End of period	$12,064	$21,129

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
On December 11, 2020, Tapstone Energy LLC ("Tapstone") acquired 23,750,000 common units and the Underlying Properties (as defined below) from Chesapeake in a transaction under Section 363 of the Bankruptcy Code. Pursuant to an Assignment and Assumption Agreement, dated as of December 11, 2020 (the “Assignment Agreement”), by and among Chesapeake Energy Corporation, Chesapeake Exploration, L.L.C., Chesapeake E&P Holding, L.L.C., and Tapstone Energy, LLC, Tapstone agreed to assume all duties and obligations of Chesapeake and its subsidiaries under each of the Trust Agreement, the Administrative Services Agreement, the royalty conveyances and the Registration Rights Agreement following the divestiture by Chesapeake of the Underlying Properties (as defined below) and 23,750,000 common units. As such, duties previously performed by Chesapeake with respect to the Trust will now be performed by Tapstone and all agreements between Chesapeake and the Trust transferred from Chesapeake to Tapstone.
The Trust was created to own royalty interests (the “Royalty Interests”) for the benefit of Trust unitholders pursuant to a trust agreement dated as of June 29, 2011, and subsequently amended and restated as of November 16, 2011, by and among Tapstone (as successor to Chesapeake and Chesapeake Exploration, L.L.C., a wholly owned subsidiary of Chesapeake, the Trustee and the Delaware Trustee (the “Trust Agreement”). The Royalty Interests are derived from Tapstone’s interests in the specified oil and natural gas properties located within an area of mutual interest (the "AMI") in the Colony Granite Wash play in Washita County in the Anadarko Basin of western Oklahoma (the "Underlying Properties"). Chesapeake conveyed the Royalty Interests to the Trust from (a) Chesapeake’s interests in 69 existing horizontal wells (the “Producing Wells”) and (b) Chesapeake’s interests in 118 horizontal development wells (the "Development Wells") that have since been drilled on properties held by Chesapeake within the AMI. Pursuant to a development agreement with the Trust, Chesapeake was obligated to drill, cause to be drilled or participate as a non-operator in the drilling of the Development Wells by June 30, 2016. Additionally, based on Chesapeake's assessment of the ability of a Development Well to produce in paying quantities, Chesapeake was obligated to either complete and tie into production or plug and abandon each Development Well. As of June 30, 2016, Chesapeake fulfilled its drilling obligation under the development agreement.
The business and affairs of the Trust are managed by the Trustee. The Trust Agreement limits the Trust’s business activities generally to owning the Royalty Interests and any activity reasonably related to such ownership, including activities required or permitted by the terms of the conveyances related to the Royalty Interests. The royalty interests in the Producing Wells entitle the Trust to receive 90% of the proceeds (exclusive of any production or development costs but after deducting certain post-production expenses and any applicable taxes) from the sales of oil, natural gas and NGL production attributable to Tapstone’s net revenue interest in the Producing Wells. The royalty interests in the Development Wells entitle the Trust to receive 50% of the proceeds (exclusive of any production or development costs but after deducting certain post-production expenses and any applicable taxes) from the sales of oil, natural gas and NGL production attributable to Tapstone’s net revenue interest in the Development Wells.

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The Trust will dissolve and begin to liquidate on June 30, 2031, or earlier upon the below events (the "Termination Date"):
•the Trust sells all of the Royalty Interests;
•the aggregate quarterly cash distribution amounts for any four consecutive quarters is less than $1.0 million;
•the holders of the majority of the Trust units and a majority of the common units (excluding common units owned by Tapstone and its affiliates), in each case voting in person or by proxy at a meeting of such holders at which a quorum is present, vote in favor of dissolution; except that at any time during which Tapstone and its affiliates collectively own less than 10% of the outstanding Trust units, the standard for approval will be a majority of the Trust units, including Trust units owned by Tapstone and its affiliates voting in person or by proxy at a meeting of such holders at which a quorum is present; or
•the Trust is judicially dissolved.
At the Termination Date, (a) 50% of the total Royalty Interests conveyed by Chesapeake will revert automatically to Tapstone and (b) 50% of the total Royalty Interests conveyed by Chesapeake (the “Perpetual Royalties”) will be retained by the Trust and thereafter sold. The net proceeds of the sale of the Perpetual Royalties, as well as any remaining Trust cash reserves, will be distributed to the unitholders on a pro rata basis. Tapstone will have a right of first refusal to purchase the Perpetual Royalties retained by the Trust at the Termination Date.
As previously disclosed, on August 28, 2019, the Trust received written notification from the New York Stock Exchange (the "NYSE") that the Trust was not in compliance with the continued listing standards set forth in Rule 802.01C of the NYSE Listed Company Manual because the average closing price of the Trust’s common units was less than $1.00 over a consecutive 30 trading-day period. Because the Trust was unable to regain compliance with the applicable standards within a six-month cure period, concluded on February 28, 2020, the NYSE announced the suspension of trading of the Trust's common units due to non-compliance with Rule 802.01C of the NYSE Listed Company Manual, effective as of the close of trading on February 28, 2020. As a result, the Trust's common units began trading on March 2, 2020 under the symbol "CHKR" on the OTC Markets Group, Inc. (the "OTC Pink"). On March 18, 2020, the NYSE filed a Form 25 with the SEC to delist the Trust's common units from the NYSE. The delisting was effective 10 days after the Form 25 was filed. The deregistration of the Trust’s common units under Section 12(b) of the Exchange Act became effective on June 16, 2020. The OTC Pink is a significantly more limited market than the NYSE, and the quotation of the Trust's common units on the OTC Pink may result in a reduction in demand for and the market price of the Trust's common units, and could diminish interest in the Trust from investors, analysts and other market participants.
2.Basis of Presentation and Significant Accounting Policies
Basis of Accounting.  The accompanying Statements of Assets and Trust Corpus as of March 31, 2021 and December 31, 2020 and the unaudited interim financial statements of the Trust as of and for the three months ended March 31, 2021 (the “Current Quarter” and the “Current Period”, respectively) and the three months ended March 31, 2020 (the “Prior Quarter” and the “Prior Period”, respectively) have been presented in accordance with the rules and regulations of the SEC and include all adjustments which are, in the opinion of the Trustee, necessary to fairly state the Trust's financial position and results of operations for the periods presented. The accompanying unaudited interim financial statements should be read in conjunction with the December 31, 2020 audited financial statements and notes of the Trust, included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2020. These financial statements have been prepared in accordance with the SEC instructions to Form 10-Q and, therefore, do not include all disclosures required for financial statements prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP").
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

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Most accounting pronouncements apply to entities whose financial statements are prepared in accordance with GAAP, directing such entities to accrue or defer revenues and expenses in a period other than when such revenues were received or expenses were paid. Because the Trust’s financial statements are prepared on the modified cash basis, most accounting pronouncements are not applicable to the Trust’s financial statements.
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
Risks and Uncertainties.  The global spread of COVID-19 created significant volatility, uncertainty, and economic disruption during 2020. The pandemic has reached more than 200 countries and territories and has resulted in widespread adverse impacts on the global economy and on Tapstone and Tapstone’s customers and other parties with whom it has business relations. To date, Tapstone has experienced limited operational impacts as a result of COVID-19 or the related governmental restrictions. While we cannot predict the full impact that COVID-19 or the current signification disruption and volatility in the oil and natural gas markets will have on Tapstone's business, cash flows, liquidity, financial condition and results of operations. For additional discussion regarding risks associated with the COVID-19 pandemic, see Part II, Item 7. Trustee's Discussion and Analysis of Financial Condition and Results of Operations in our 2020 Form 10-K and Item 1A "Risk Factors" in our 2020 Form 10-K.

The Trust's reserves and quarterly cash distributions depend primarily upon the prices realized by Tapstone from the sales of oil, natural gas and NGL. Low oil, natural gas and NGL prices negatively affect the amount of cash available for capital expenditures and debt repayment and the ability to borrow money or raise additional capital and, as a result, could have a material adverse effect on Tapstone’s financial condition, results of operations, cash flows and reserves and the Trust’s reserves and quarterly cash distributions. There is no guarantee that any actions taken by Tapstone in light of COVID-19 will be effective in preventing future disruptions to its business. Moreover, future operations of Tapstone could be negatively affected if a significant number of its employees are quarantined as a result of exposure to the virus, which in turn could negatively affect proceeds to the Trust and the Trust’s reserves and quarterly cash distributions to unitholders.
The Trust's revenues and distributable income available to unitholders were adversely affected in 2020 and have been adversely affected to date in 2021 due to natural declines in production and depressed commodity prices as a result of COVID-19. Despite the increased revenue during the Winter Weather Event described below, the Trust expects production to continue to decline and expects distributable income to continue to be adversely affected. On May 5, 2021, the Trust declared a cash distribution of $0.0467 per common unit (the "May 2021 Distribution"), consisting of proceeds attributable to production from December 1, 2020 to February 28, 2021. The distribution will be paid on June 1, 2021 to common unitholders of record as of May 20, 2021. See Note 5 for information regarding prior distributions paid, Note 6 and "Trustee's Discussion and Analysis of Financial Condition and Results of Operations-Recent Development-Winter Weather Event" for information on the May 2021 Distribution.
Tapstone's ability to perform its obligations to the Trust depends on its future results of operations, financial condition and liquidity, which in turn depend upon the supply and demand for oil, natural gas and NGL, prevailing economic conditions, and financial, business and other factors, many of which are beyond Tapstone's control. The Trust is highly dependent on Tapstone for multiple services, including the operation of wells, remittance of net proceeds generated by the interests in specified oil and natural gas properties located within the AMI and administrative services performed on behalf of the Trust. The ability to operate the properties depends on Tapstone’s future financial condition and economic performance, access to capital, and other factors, many of which are out of the control of Tapstone.
Cash and Cash Equivalents. Cash equivalents include all highly-liquid instruments with maturities of three months or less at the time of acquisition. The Trustee maintains a minimum cash reserve of $1.0 million and may, at the Trustee’s discretion, reserve funds for future expected administrative expenses.

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Investment in Royalty Interests. The conveyance of the Royalty Interests to the Trust was accounted for as a transfer of properties between entities under common control and recorded at the historical cost. The Investment in Royalty Interests is amortized as a single cost center on a units-of-production basis over total proved reserves. Such amortization does not reduce distributable income, rather it is charged directly to Trust corpus. Revisions to estimated future units-of-production are treated on a prospective basis beginning on the date such revisions are known. The carrying value of the Trust’s Investment in Royalty Interests will not necessarily be indicative of the fair value of such Royalty Interests. The Trust is not burdened by development costs of the Royalty Interests.
On a quarterly basis, the Trust evaluates the carrying value of the Investment in Royalty Interests under the full cost accounting rules of the SEC. This quarterly review is referred to as a ceiling test. Under the ceiling test, the carrying value of the Investment in Royalty Interests may not exceed an amount equal to the sum of the present value (using a 10% discount rate) of the estimated future net revenues from proved reserves. As of March 31, 2021, the carrying amount exceeded the estimated future net revenues from proved reserves resulting in the Trust recognizing a $0.8 million impairment of the Royalty Interests in the Current Quarter. In the three months ended March 31, 2020, the Trust recognized no impairment of the Royalty Interests. Impairments do not impact royalty income or the cash distribution to unitholders.
Loan Commitment. Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including available cash reserves, if any) is not sufficient to pay the Trust’s ordinary course expenses as they become due, Tapstone will loan funds to the Trust necessary to pay such expenses. Such loans will be recorded as a liability on the Statements of Assets, Liabilities and Trust Corpus until repaid. A loan neither increases nor decreases distributions to unitholders; however, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount and unless Tapstone otherwise consents in writing) until the loan is repaid. There were no loans outstanding as of March 31, 2021 and December 31, 2020.
Revenues and Expenses. Neither the Trust nor the Trustee is responsible for, or has any control over, any costs related to the drilling of the Development Wells or any other operating or capital costs of the Underlying Properties. The Trust’s revenues with respect to the Royalty Interests in the Underlying Properties are net of existing royalties and overriding royalties associated with Tapstone's interests and are determined after deducting certain post-production expenses and any applicable taxes associated with the Royalty Interests. Post-production expenses generally consist of costs incurred to gather, store, compress, transport, process, treat, dehydrate and market the oil, natural gas and NGL produced. However, the Trust is not responsible for costs of marketing services provided by Tapstone or Tapstone affiliates. Cash distributions to unitholders are reduced by the Trust’s general and administrative expenses.
3.Income Taxes
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
4.Related Party Transactions
Sale of Underlying Properties. On December 11, 2020, Tapstone acquired 23,750,000 common units and the Underlying Properties of the Trust from Chesapeake in a transaction under Section 363 of the Bankruptcy Code. All of Chesapeake’s responsibilities and obligations with respect to the Trust transferred to Tapstone in connection with such transaction, pursuant to an assignment agreement. As such, duties previously performed by Chesapeake with respect to the Trust will now be performed by Tapstone and all agreements between Chesapeake and the Trust transferred from Chesapeake to Tapstone. As of December 11, 2020, Tapstone is the Operator and assumes all agreements entered between the Chesapeake and the Trust.

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
Agreements with Tapstone. In connection with the initial public offering and the conveyance of the Royalty Interests to the Trust, the Trust entered into an administrative services agreement, a development agreement and a registration rights agreement with Chesapeake. Pursuant to the Assignment Agreement, Tapstone agreed to assume all duties and obligations of Chesapeake and its subsidiaries under each such agreement.
Pursuant to the administrative services agreement, Tapstone provides the Trust with certain accounting, tax preparation, bookkeeping and information services related to the Royalty Interests and the registration rights agreement. In return for the services provided by Tapstone under the administrative services agreement, the Trust pays Tapstone, in equal quarterly installments, an annual fee of $200,000, which will remain fixed for the life of the Trust. Tapstone is also entitled to receive reimbursement for its actual out-of-pocket fees, costs and expenses incurred in connection with the provision of any of the services under the administrative services agreement.
The administrative services agreement will terminate upon the earliest to occur of (a) the date the Trust shall have dissolved and wound up its business and affairs in accordance with the Trust Agreement, (b) the date that all of the Royalty Interests have been terminated or are no longer held by the Trust, (c) with respect to services to be provided with respect to any Underlying Properties transferred by Tapstone to a third party, the date that either Tapstone or the Trustee may designate by delivering 90-days prior written notice, provided that the drilling obligation has been completed and the transferee of such Underlying Properties assumes responsibility to perform the services in place of Tapstone, or (d) a date mutually agreed upon by Tapstone and the Trustee.
The Trust also entered into a registration rights agreement for the benefit of Tapstone (a “holder”). Pursuant to the registration rights agreement, the Trust agreed to register the Trust units held by such holder for resale under the Securities Act of 1933, as amended, under certain circumstances. In connection with the preparation and filing of any registration statement, Tapstone will bear all costs and expenses incidental to such registration statement, excluding certain internal expenses of the Trust, which will be borne by the Trust, and any underwriting discounts and commissions, which will be borne by the seller of the Trust units.
Loan Commitment. Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including available cash reserves, if any) is not sufficient to pay the Trust’s ordinary course expenses as they become due, Tapstone will loan funds to the Trust necessary to pay such expenses. Any funds loaned by Tapstone pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness for borrowed money of the Trust. If Tapstone loans funds pursuant to this commitment, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount and unless Tapstone otherwise consents in writing) until such loan is repaid. There were no loans outstanding as of March 31, 2021 and December 31, 2020.

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)
5.Distributions to Unitholders
The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s expenses, approximately 60 days following the completion of each quarter through (and including) the quarter ending June 30, 2031.
For the three months ended March 31, 2021 and 2020, the Trust declared and paid the following cash distributions:

Production Period	Distribution Date	Cash Distribution per Common Unit
September 2020 - November 2020	March 1, 2021	$0.0063

September 2019 - November 2019	March 2, 2020	$0.0371

6. Subsequent Events
The Trust's quarterly income available for distribution was $0.0467 per common unit for the production period from December 1, 2020 to February 28, 2021 (net of administrative expenses incurred between February 1, 2021 to April 30, 2021). On May 5, 2021, the Trust declared the May 2021 Distribution attributable to such production period. The distribution will be paid on June 1, 2021 to common unitholders of record as of May 20, 2021. All Trust unitholders share on a pro rata basis in the Trust's distributable income.
Distributable income attributable to production from December 1, 2020 to February 28, 2021 was calculated as follows (in thousands, except for unit and per unit amounts):

REVENUES:
Royalty income(a)	$2,546
EXPENSES:
Production taxes	(187)
Trust administrative expenses(b)	(95)
Total expenses	(282)
Cash withheld to increase cash reserves(c)	(82)
Distributable income available to common unitholders	$2,182

Distributable income per common unit(d)	$0.0467
___________________________________________________
(a)Net of certain post-production expenses and not inclusive of the Escrowed Funds (as defined below). During the period, we experienced the Winter Weather Event, as defined in the "Trustee's Discussion and Analysis of Financial Condition and Results of Operations-Recent Developments-Winter Weather Event", and the increased royalty income as a result thereof is not expected to be a normal or recurring event.
(b)Includes the cash advance for administrative expenses.
(c)Commencing with the distribution to unitholders payable in the first quarter 2019, the Trustee began withholding the greater of $70,000 or 3.5% of the funds otherwise available for distribution each quarter to gradually increase existing cash reserves by a total of approximately $850,000. The Trustee may increase or decrease the targeted amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)
the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to unitholders, together with interest earned on the funds.
(d)Calculation of distributable income per common unit is based on 46,750,000 common units issued and outstanding as of May 4, 2021.

ITEM 2. Trustee's Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The following discussion and analysis is intended to help the reader understand the Trust’s financial condition and results of operations. This discussion and analysis should be read in conjunction with the Trust’s unaudited interim financial statements and the accompanying notes relating to the Trust and the Underlying Properties included in Item 1 of Part I of this Quarterly Report as well as the Trust’s Annual Report on Form 10-K for the year ended December 31, 2020.
Recent Developments
COVID-19 Pandemic and Impact on Global Demand for Oil and Natural Gas
The global spread of COVID-19 created significant volatility, uncertainty, and economic disruption during 2020. The pandemic has reached more than 200 countries and territories and has resulted in widespread adverse impacts on the global economy and on Tapstone and Tapstone’s customers and other parties with whom it has business relations. To date, Tapstone has experienced limited operational impacts as a result of COVID-19 or the related governmental restrictions.
While we cannot predict the full impact that COVID-19 or the current significant disruption and volatility in the oil and natural gas markets will have on Tapstone’s business, cash flows, liquidity, financial condition and results of operations. For additional discussion regarding risks associated with the COVID-19 pandemic, see Part II, Item 7. Trustee's Discussion and Analysis of Financial Condition and Results of Operations in our 2020 Form 10-K and Item 1A “Risk Factors” in our 2020 Form 10-K.
Winter Weather Event
In May 2021, Tapstone, pursuant to certain royalty trust conveyances between Tapstone and the Trust, will deposit $500,000 of proceeds received by Tapstone associated with the February 2021 production period in a separate escrow account. Significant demand, coupled with freeze related natural gas production curtailment resulted in supply shortages prompting natural gas prices to spike in mid-February in the central United States (the “Winter Weather Event”). Natural gas produced from the Underlying Properties and other Tapstone assets in February 2021 realized a significant increase in prices for natural gas during such period, causing the related natural gas production revenues generated from the Underlying Properties (the "Winter Weather Event Proceeds") to significantly increase, which is not expected to be a normal or recurring event. To ensure the proper allocation of the Winter Weather Event Proceeds to Tapstone’s mineral interest owners, including the Trust, from this event, Tapstone will deposit $500,000, an estimate of the amount at issue, in an escrow account (the “Escrowed Funds”) to avoid possible allocation controversy while it reviews the allocation between mineral ownership of the Underlying Properties. Interest on the Escrowed Funds attributable to the Royalty Interests will be paid to the Trust upon completion of the review process. The Winter Weather Event Proceeds attributable to the Royalty Interests may be materially greater or less than the amount of Escrowed Funds and will be recognized as Royalty Income in a future period. Tapstone expects to conclude its allocation review process and submit the Winter Weather Event Proceeds (together with any interest thereon) attributable to the Royalty Interests to the Trust by July 31, 2021, for distribution to Trust unitholders by August 30, 2021.
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
Concurrent with the Trust's initial public offering in November 2011, Chesapeake conveyed the Royalty Interests to the Trust effective July 1, 2011, which included interests in (a) 69 Producing Wells in the Colony Granite

Wash play and (b) 118 Development Wells that Chesapeake was obligated to drill, cause to be drilled or participate as a non-operator in the drilling of, from drill sites in the AMI, on or prior to June 30, 2016. As of June 30, 2016, Chesapeake fulfilled its drilling obligation under the development agreement. Chesapeake retained an interest in each of the Producing Wells and Development Wells, which were acquired by Tapstone pursuant to the Assignment Agreement, and Tapstone currently operates 96% of the Producing Wells and the completed Development Wells.
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
The Royalty Interests entitle the Trust to receive 90% of the proceeds (after deducting certain post-production expenses and any applicable taxes) from the sales of production of oil, natural gas and NGL attributable to Tapstone’s net revenue interest in the Producing Wells and 50% of the proceeds (after deducting certain post-production expenses and any applicable taxes) from the sales of oil, natural gas and NGL production attributable to Tapstone’s net revenue interest in the Development Wells. Post-production expenses generally consist of costs incurred to gather, store, compress, transport, process, treat, dehydrate and market the oil, natural gas and NGL produced. However, the Trust is not responsible for costs of marketing services provided by Tapstone or Tapstone affiliates.

The Trust is required to make quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s administrative expenses, on or about 60 days following the completion of each calendar quarter through (and including) the quarter ending June 30, 2031. During the three months ended March 31, 2021, a distribution was paid on March 1, 2021. See Liquidity and Capital Resources below and Note 5 to the financial statements contained in Item 1 of Part I of this Quarterly Report for more information regarding these distributions.
The amount of Trust revenues and cash distributions to Trust unitholders fluctuates from quarter to quarter depending on several factors, including, but not limited to:

•timing and amount of production and sales from the Development and Producing Wells;
•oil, natural gas and NGL prices received;
•volumes of oil, natural gas and NGL produced and sold;
•certain post-production expenses and any applicable taxes; and
•the Trust’s expenses.
Results of Trust Operations
The quarterly payments to the Trust with respect to the Royalty Interests are based on the amount of proceeds actually received by Tapstone during the preceding calendar quarter. Proceeds from production are typically received by Tapstone in the month following the month of production. Due to the timing of the payment of production proceeds, quarterly distributions made by Tapstone to the Trust generally include royalties attributable to sales of oil, natural gas and NGL for three months, comprised of the first two months of the quarter just ended and the last month of the quarter prior to that one. Tapstone is required to make the Royalty Interest payments to the Trust within 35 days after the end of each calendar quarter. During the three months ended March 31, 2021, the Trust received payments on the Royalty Interests representing royalties attributable to proceeds from sales of oil, natural gas and NGL for September 1, 2020 to November 30, 2020.
The Trust's revenues and distributable income available to unitholders were adversely affected throughout 2020 and to date in 2021 by natural declines in production and commodity price volatility including, with respect to the Current Quarter, as a result of COVID-19. The Trust expects production to decline further and expects distributable income to continue to be adversely affected.
The Trust's Investment in Royalty Interests is subject to a quarterly full cost ceiling test. The Trust recognized a $0.8 million impairment of the Royalty Interests in the Current Period. In the three months ended March 31, 2020, the Trust recognized no impairments of the Royalty Interests. See Investment in Royalty Interests in Note 2 to the financial statements contained in Item 1 of Part I of this Quarterly Report for further discussion.
     Distributable Income

	Three Months Ended March 31,
	2021	2020	Change
	($ in thousands, except per unit data)
Distributable income available to unitholders	$294	$1,733	(83)%

Distributable income per common unit	$0.0063	$0.0371	(83)%

The $1.44 million decrease in distributable income during the Current Quarter was primarily due to a decrease in sales volumes of oil, natural gas and NGL and the average realized price per boe in the production period from September 1, 2020 to November 30, 2020 (the "Current Production Quarter") as compared to the production period from September 1, 2019 to November 30, 2019 (the "Prior Production Quarter").
     Royalty Income

	Three Months Ended March 31,
	2021	2020	Change
	($ in thousands, except per unit data)
Royalty income(a)	$954	$2,016	(53)%

Estimated production from trust properties:
Oil sales volumes (MBbl)	10	20	(50)%
Natural gas sales volumes (MMcf)	340	511	(33)%
Natural gas liquids sales volumes (MBbl)	31	42	(26)%
Total sales volumes (Mboe)	98	147	(33)%

Average prices received for production(b):
Oil ($/Bbl)	$33.37	$51.06	(35)%
Natural gas ($/Mcf)	$0.68	$0.81	(16)%
Natural gas liquids ($/Bbl)	$12.47	$14.17	(12)%
Total average price received ($/boe)	$9.75	$13.69	(29)%
_____________________________________________________
(a)Net of certain post-production expenses.
(b)Includes the impact of certain post-production expenses but excludes production taxes.
The decrease in the average price received per barrel of oil equivalent (boe) in the Current Production Quarter compared to the Prior Production Quarter resulted in a decrease of approximately $0.39 million in royalty income. Additionally, lower sales volumes in the Current Production Quarter decreased royalty income by approximately $0.67 million, for a total decrease in royalty income of approximately $1.06 million in the Current Production Quarter compared to the Prior Production Quarter. The 49 mboe decrease in total sales attributable to the Royalty Interests for the Current Production Quarter compared to the Prior Production Quarter is primarily due to natural declines in production from the Producing Wells and Development Wells.

Production Taxes

	Three Months Ended March 31,
	2021	2020	Change
	($ in thousands, except per unit data)
Production tax expenses(income)	$56	$(164)	134%

Production taxes per boe	$0.57	$(1.12)	151%
Production taxes are calculated as a percentage of oil, natural gas and NGL revenues, net of any applicable tax credits. The increase in production taxes in the Current Quarter compared to the Prior Period relates to tax refunds received in the Prior Period related to taxes paid from 2010 to 2017.
    Trust Administrative Expenses

	Three Months Ended March 31,
	2021	2020	Change
	($ in thousands)
Trust administrative expenses(a)	$534	$377	42%
 _____________________________________________________
(a)Includes cash advances for administrative expenses.
During the three months ended March 31, 2021, the Trust incurred administrative expenses related to the periods from November 1, 2020 to January 31, 2021. Trust administrative expenses primarily consist of the administrative fees paid to the Trustees and Chesapeake (now Tapstone following the December 11, 2020 acquisition of the Underlying Properties) as well as costs for accounting and legal services. The increase in expenses in the Current Quarter is primarily due to an increase in accounting fees related to the year-end audit of the Trust.

Liquidity and Capital Resources
The Trust’s principal sources of liquidity and capital are cash flows generated from the Royalty Interests and the loan commitment as described below. The Trust’s primary uses of cash are distributions to Trust unitholders, payments of production taxes, payments of Trust administrative expenses, including any reserves established by the Trustee for future liabilities and repayment of loans and payments of expense reimbursements to Tapstone for out-of-pocket expenses incurred on behalf of the Trust. Administrative expenses include payments to the Trustees, as well as a quarterly fee of $50,000 to Tapstone pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the sales of oil, natural gas and NGL production attributable to the Royalty Interests during the quarter, over the Trust’s expenses for the quarter and any cash reserve for the payment of liabilities of the Trust. The Trust does not undertake or control any capital projects or capital expenditures. These capital expenditures, if any, are controlled and paid by Tapstone.
The Trust’s revenue and distributions are substantially dependent upon the prevailing and future prices for oil, natural gas and NGL, each of which depends on numerous factors beyond the Trust’s control such as economic conditions, regulatory developments and competition from other energy sources. Oil, natural gas and NGL prices historically have been volatile and may be subject to significant fluctuations in the future; however, the volatility in the prices for these commodities has substantially increased as a result of COVID-19. We expect to see continued volatility in oil and natural gas prices for the foreseeable future, and such volatility has impacted and is expected to continue to adversely impact Tapstone’s business, financial condition and results of operations and proceeds to the Trust and the Trust’s reserves and quarterly cash distributions to unitholders. The Trust does not have the ability to enter into derivative contracts to mitigate the effect of this price volatility.
The Trust is required to make quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s administrative expenses, on or about 60 days following the completion of each calendar quarter through (and including) the quarter ending June 30, 2031. The 2021 first quarter distribution of $0.0063 per common unit, consisting of proceeds attributable to production from September 1, 2020 through November 30, 2020, (net of administrative expenses incurred from November 1, 2020 to January 31, 2021) was made on March 1, 2021 to record unitholders as of February 19, 2021.
The Trust's quarterly income available for distribution was $0.0467 per common unit consisting of proceeds attributable to production from December 1, 2020 to February 28, 2021 (net of administrative expenses incurred from February 1, 2021 to April 30, 2021). On May 5, 2021, the Trust declared the May 2021 Distribution, attributable to such production period. The distribution will be paid on June 1, 2021 to common unitholders of record as of May 20, 2021. All Trust unitholders share on a pro rata basis in the Trust's distributable income. Distributable income attributable to production from December 1, 2020 to February 28, 2021 was calculated as follows (in thousands, except for unit and per unit amounts):

REVENUES:
Royalty income(a)	$2,546
EXPENSES:
Production taxes	(187)
Trust administrative expenses(b)	(95)
Total expenses	(282)
Cash withheld to increase cash reserves(c)	(82)
Distributable income available to common unitholders	$2,182

Distributable income per common unit(d)	$0.0467
___________________________________________________
(a)Net of certain post-production expenses and is not inclusive of the Escrowed Funds. During the period, we experienced the Winter Weather Event, and the increased royalty income as a result thereof is not expected to be a normal or recurring event.

(b)Includes the cash advance for administrative expenses.
(c)Commencing with the distribution to unitholders payable in the first quarter 2019, the Trustee began withholding the greater of $70,000 or 3.5% of the funds otherwise available for distribution each quarter to gradually increase existing cash reserves by a total of approximately $850,000. The Trustee may increase or decrease the targeted amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to unitholders, together with interest earned on the funds. As of March 31, 2021, $667,075 has been withheld to increase cash reserves.
(d)Calculation of distributable income per common unit is based on 46,750,000 commons units issued and outstanding as of May 4, 2021.
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
Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including cash reserves, if any) is not sufficient to pay the Trust’s ordinary course expenses as they become due, Tapstone will loan funds to the Trust necessary to pay such expenses. Any funds loaned by Tapstone pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business and may not be used to satisfy Trust indebtedness for borrowed money of the Trust. If Tapstone loans funds pursuant to this commitment, unless Tapstone agrees otherwise in writing, no further distributions may be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. There were no loans outstanding as of March 31, 2021 and December 31, 2020.
Off-Balance Sheet Arrangements
The Trust has no off-balance sheet arrangements. The Trust has not guaranteed the debt of any other party, nor does the Trust have any other arrangements or relationships with other entities that could potentially result in unconsolidated debt, losses or contingent obligations.
Critical Accounting Policies and Estimates
Refer to Note 2 to the financial statements contained in Item 1 of Part I of this Quarterly Report for a discussion of significant accounting policies and estimates that impact the Trust's financial statements. Critical accounting policies and estimates relating to the Trust are contained in Item 7 of Part II of the 2020 Form 10-K.
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

    Credit Risk Associated with Tapstone.  Tapstone’s ability to perform its obligations to the Trust will depend on its future results of operations, financial condition, liquidity, ability to finance planned capital expenditures and ability to comply with the financial covenants contained in its debt instruments, which in turn will depend upon the supply and demand for oil, natural gas and NGL, prevailing economic conditions, and financial, business and other factors, many of which are beyond Tapstone’s control and subject to the continued impact of the COVID-19 pandemic and related economic turmoil.

    In the event of a bankruptcy of Tapstone, the Trust could lose the value of all of the Royalty Interests if a bankruptcy court were to hold that the Royalty Interests constitute an asset of the bankruptcy estate. Tapstone may also be unable to provide support to the Trust through loans and performance of its management duties.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
The Trust’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act are designed to ensure that the information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Trust is accumulated and communicated by Tapstone to the Trustee, and its employees who participate in the preparation of the Trust’s periodic reports as appropriate to allow timely decisions regarding required disclosures. The Vice President of the Trustee has evaluated the effectiveness of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this Quarterly Report. Based on her evaluation, as of March 31, 2021, she has concluded that the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.
Due to the nature of the Trust as a passive entity and in light of the contractual arrangements pursuant to which the Trust was created, including the provisions of (a) the Trust Agreement, (b) the administrative services agreement, (c) the development agreement and (d) the conveyances granting the Royalty Interests, the Trust’s disclosure controls and procedures necessarily rely on (i) information provided by Tapstone, including information relating to results of operations, the costs and revenues attributable to the Trust’s interests under the conveyance and other operating and historical data, plans for future operating and capital expenditures, reserve information, information relating to projected production, and other information relating to the status and results of operations of the underlying properties and the Royalty Interests, and (ii) conclusions and reports regarding reserves by the Trust’s independent reserve engineers. Although the Trustee does rely on Tapstone to perform certain functions and to provide certain information that impact the Trust’s financial statements, the Trustee remains responsible for evaluating, as appropriate, the Trust’s disclosure controls and procedures as well as its internal control over financial reporting.
Changes in Internal Control over Financial Reporting.
There were no changes in the Trust's internal control over financial reporting during the three months ended March 31, 2021 that materially affected, or were reasonably likely to materially affect, the Trust's internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings

There are no legal proceedings to which the Trust is a named party. However, the Trustee has been advised by Tapstone that the Trust may from time to time be subject to litigation in the ordinary course of business for certain matters that include the Royalty Interests. While Tapstone has advised the Trustee that it does not presently believe any pending litigation will have a material adverse effect net to the Trust, in the event such matters are adjudicated or settled in a material amount and charges are made against royalty income, such charges could have a material impact on the Trust's future royalty income.

ITEM 1A. Risk Factors

Factors that could materially affect our business, financial condition, operating results or liquidity and the trading price of the Trust’s common units are discussed in Item 1A. “Risk Factors” in our 2020 Form 10-K.

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
Date: May 14, 2021

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