Form 10-Q
period 2021-09-30
CHESAPEAKE GRANITE WASH TRUST
filed 2021-11-12
CIK 1524769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X]    Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2021
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
If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [X]
As of November 2, 2021, 46,750,000 common units representing beneficial interests in Chesapeake Granite Wash Trust were outstanding.

CHESAPEAKE GRANITE WASH TRUST

All references to “we,” “us,” “our,” or the “Trust” refer to Chesapeake Granite Wash Trust. The royalty interests conveyed on November 16, 2011 by Chesapeake from its interests in certain properties in the Colony Granite Wash formation in Oklahoma and held by the Trust are referred to as the “Royalty Interests.” References to “Chesapeake” refer to Chesapeake Energy Corporation and, where the context requires, its subsidiaries. References to "Tapstone" or "Operator" refer to Tapstone Energy Holding, LLC or its wholly owned subsidiary Tapstone Energy LLC. As of December 11, 2020, Tapstone owns and operates all Underlying Properties (as defined below) held by the Trust.

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Quarterly Report”) includes “forward-looking statements” about the Trust and the Operator and other matters discussed herein that are subject to risks and uncertainties that are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact included in this document, including, without limitation, statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I and elsewhere herein regarding the continuing effects of the COVID-19 pandemic and the impact thereof on our and Tapstone’s business, financial condition, results of operations and cash flows, actions by, or disputes among or between, members of the Organization of the Petroleum Exporting Countries and its allies, such as Russia, market factors, market prices, the proved oil, natural gas and natural gas liquids ("NGL") reserves associated with the properties underlying the Royalty Interests, the Trust’s or Tapstone’s future financial position, business strategy, budgets, projected costs and plans and objectives for future operations, information regarding target distributions, statements pertaining to future development activities and costs, information regarding production and reserve growth, statements regarding the Trust's continued listing on the OTC Markets Group, Inc. and statements regarding the potential acquisition of Tapstone are forward-looking statements. Actual outcomes and results may differ materially from those projected. Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “seek,” “plan,” “goal,” “assume,” “target,” “should,” “intend,” “ability,” “will,” “would,” “forecast” or other words that convey the uncertainty of future events or outcomes. These statements are based on certain assumptions made by the Trust, and by Tapstone, in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform with such expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Item 1A of Part I of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2020 (the "2020 Form 10-K") and in Item 1A of Part II of this Quarterly Report and those set forth from time to time in the Trust’s filings with the United States Securities and Exchange Commission (the "SEC"), which could affect the future results of the energy industry in general, and the Trust and Tapstone in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, may not have the expected consequences to or effects on Tapstone’s business and the Trust. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. These factors should not be construed as exhaustive, and there may also be other risks that we are unable to predict at this time. The Trustee relies on Tapstone for information regarding the Royalty Interests, the Underlying Properties (as defined below) and Tapstone itself. The Trust undertakes no obligation to publicly update or revise any forward-looking statements and expressly disclaims any obligation to do so, except as required by applicable law.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF ASSETS AND TRUST CORPUS (Unaudited)
	September 30, 2021	December 31, 2020

	($ in thousands)
ASSETS:
Cash and cash equivalents	$1,939	$1,738

Investment in Royalty Interests	487,793	487,793
Less: accumulated amortization and impairment	(478,356)	(476,384)
Net investment in Royalty Interests	9,437	11,409
Total assets	$11,376	$13,147
TRUST CORPUS:
Trust corpus; 46,750,000 common units issued and outstanding	11,376	13,147
Total Trust corpus	$11,376	$13,147

The accompanying notes are an integral part of these financial statements.

CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF DISTRIBUTABLE INCOME (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	($ in thousands, except unit and per unit data)		($ in thousands, except unit and per unit data)
REVENUES:
Royalty income	$2,299	$377	$5,799	$4,181
EXPENSES:
Production tax (expenses)/income	(146)	(27)	(388)	91
Trust administrative expenses	(364)	(33)	(993)	(722)
Cash reserves withheld	(45)	(70)	(198)	(210)
Total expenses	(555)	(130)	(1,579)	(841)
Distributable income available to unitholders	$1,744	$247	$4,220	$3,340

Distributable income per common unit (46,750,000 common units)	$0.0373	$0.0053	$0.0903	$0.0715

CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	($ in thousands)		($ in thousands)
TRUST CORPUS: Beginning of period	$11,808	$17,762	$13,147	$21,805
Increase in cash and cash equivalents	(123)	(237)	200	16
Amortization of Investment in Royalty Interests	(309)	(531)	(1,134)	(1,781)
Impairment of Investment in Royalty Interests	—	(640)	(837)	(3,686)
Distributable income available to unitholders	1,744	247	4,220	3,340
Distributions paid to unitholders	(1,744)	(247)	(4,220)	(3,340)
TRUST CORPUS: End of period	$11,376	$16,354	$11,376	$16,354

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
2.Basis of Presentation and Significant Accounting Policies
Basis of Accounting.  The accompanying Statements of Assets and Trust Corpus as of September 30, 2021 and December 31, 2020 and the unaudited interim financial statements of the Trust as of and for the three and nine months ended September 30, 2021 (the “Current Quarter” and the “Current Period”, respectively) and the three and nine months ended September 30, 2020 (the “Prior Quarter” and the “Prior Period”, respectively) have been presented in accordance with the rules and regulations of the SEC and include all adjustments which are, in the opinion of the Trustee, necessary to fairly state the Trust's financial position and results of operations for the periods presented. The accompanying unaudited interim financial statements should be read in conjunction with the December 31, 2020 audited financial statements and notes of the Trust, included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2020. These financial statements have been prepared in accordance with the SEC instructions to Form 10-Q and, therefore, do not include all disclosures required for financial statements prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP").
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

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)
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
The Trust's revenues and distributable income available to unitholders were adversely affected in 2020 and early 2021 due to depressed commodity prices as a result of COVID-19. The Trust expects natural production decline to continue and expects distributable income to continue to be affected by commodity price volatility. On November 3, 2021, the Trust declared a cash distribution of $0.0496 per common unit (the "November 2021 Distribution"), consisting of proceeds attributable to production from June 1, 2021 to August 31, 2021. The distribution will be paid on November 29, 2021 to common unitholders of record as of November 19, 2021. See Note 5 for information regarding prior distributions paid, and Note 6 on the November 2021 Distribution.
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
Cash and Cash Equivalents. Cash equivalents include all highly-liquid instruments with maturities of three months or less at the time of acquisition. The Trustee maintains a minimum cash reserve of $1.0 million and may, at the Trustee’s discretion, reserve funds for future expected administrative expenses. Cash maintained at financial institutions may at times exceed federally insured amounts, but the Trust does not expect to be exposed to any significant risks related thereto.
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
On a quarterly basis, the Trust evaluates the carrying value of the Investment in Royalty Interests under the full cost accounting rules of the SEC. This quarterly review is referred to as a ceiling test. Under the ceiling test, the

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)
carrying value of the Investment in Royalty Interests may not exceed an amount equal to the sum of the present value (using a 10% discount rate) of the estimated future net revenues from proved reserves. The Trust's Investment in Royalty Interests is subject to a quarterly full cost ceiling test. The Trust recognized a $0.84 million impairment of the Royalty Interests in the Current Period with no impairment of the Royalty Interests in the Current Quarter. The Trust recognized a $3.69 million impairment of the Royalty Interests in the Prior Period and a $0.64 million impairment of the Royalty Interests in the Prior Quarter. Impairments do not impact royalty income or the cash distribution to unitholders.
Loan Commitment. Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including available cash reserves, if any) is not sufficient to pay the Trust’s ordinary course expenses as they become due, Tapstone will loan funds to the Trust necessary to pay such expenses. Such loans will be recorded as a liability on the Statements of Assets, Liabilities and Trust Corpus until repaid. A loan neither increases nor decreases distributions to unitholders; however, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount and unless Tapstone otherwise consents in writing) until the loan is repaid. There were no loans outstanding as of September 30, 2021 and December 31, 2020.
Revenues and Expenses. Neither the Trust nor the Trustee is responsible for, or has any control over, any costs related to the drilling of the Development Wells or any other operating or capital costs of the Underlying Properties. The Trust’s revenues with respect to the Royalty Interests in the Underlying Properties are net of existing royalties and overriding royalties associated with Tapstone's interests and are determined after deducting certain post-production expenses and any applicable taxes associated with the Royalty Interests. Royalty Income (and associated Production Taxes and post-production costs) for the three and nine months ended September 30, 2021 generally includes royalties attributable to sales of oil, natural gas and NGL related to production from March 1, 2021 to May 31, 2021 and September 1, 2020 to May 31, 2021, respectively. Post-production expenses generally consist of costs incurred to gather, store, compress, transport, process, treat, dehydrate and market the oil, natural gas and NGL produced. However, the Trust is not responsible for costs of marketing services provided by Tapstone or Tapstone affiliates.
Trust administrative expenses for each of the three and nine months ended September 30, 2021 generally include administrative expense related to invoices paid between the periods of May 1, 2021 to July 31, 2021 and November 1, 2020 to July 31, 2021, respectively. Trust administrative expenses also includes a change in cash advance that estimates three months of subsequent Trust administration expense payments each quarter.
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
4.Related Party Transactions
Sale of Underlying Properties. On December 11, 2020, Tapstone acquired 23,750,000 common units and the Underlying Properties of the Trust from Chesapeake in a transaction under Section 363 of the Bankruptcy Code. All of Chesapeake’s responsibilities and obligations with respect to the Trust transferred to Tapstone in connection with such transaction, pursuant to the Assignment Agreement. As such, duties previously performed by Chesapeake with respect to the Trust will now be performed by Tapstone and all agreements between Chesapeake and the Trust transferred from Chesapeake to Tapstone. As of December 11, 2020, Tapstone is the Operator and assumes all agreements entered between the Chesapeake and the Trust.
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
Loan Commitment. Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including available cash reserves, if any) is not sufficient to pay the Trust’s ordinary course expenses as they become due, Tapstone will loan funds to the Trust necessary to pay such expenses. Any funds loaned by Tapstone pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness for borrowed money of the Trust. If Tapstone loans funds pursuant to this commitment, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount and unless Tapstone otherwise consents in writing) until such loan is repaid. There were no loans outstanding as of September 30, 2021 and December 31, 2020.

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)
5.Distributions to Unitholders
The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s expenses, approximately 60 days following the completion of each quarter through (and including) the quarter ending June 30, 2031.
For the nine months ended September 30, 2021 and 2020, the Trust declared and paid the following cash distributions:

Production Period	Distribution Date	Cash Distribution per Common Unit
September 2020 - November 2020	March 1, 2021	$0.0063
December 2020 - February 2021	June 1, 2021	$0.0467
March 2021 - May 2021	August 30, 2021	$0.0373

September 2019 - November 2019	March 2, 2020	$0.0371
December 2019 - February 2020	June 1, 2020	$0.0291
March 2020 - May 2020	August 31, 2020	$0.0053

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)

6. Subsequent Events
The Trust's quarterly income available for distribution was $0.0496 per common unit for the production period from June 1, 2021 to August 31, 2021 (net of administrative expenses incurred between August 1, 2021 to October 31, 2021). On November 3, 2021, the Trust declared the November 2021 Distribution attributable to such production period. The distribution will be paid on November 29, 2021 to common unitholders of record as of November 19, 2021. All Trust unitholders share on a pro rata basis in the Trust's distributable income.
Distributable income attributable to production from June 1, 2021 to August 31, 2021 was calculated as follows (in thousands, except for unit and per unit amounts):

REVENUES:
Royalty income(a)	$2,899
EXPENSES:
Production taxes	(202)
Trust administrative expenses(b)	(377)
Total expenses	(579)
Cash withheld to increase cash reserves(c)	—
Distributable income available to common unitholders	$2,320

Distributable income per common unit(d)	$0.0496
___________________________________________________
(a)Net of certain post-production expenses.
(b)Includes the quarterly change in cash advance resulting in a decrease in administrative expenses totaling $0.05 million
(c)The Trustee may increase or decrease the targeted amount of the cash reserve at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders. Without limiting the foregoing, the Trustee has reviewed the adequacy and sufficiency of the existing cash reserve and determined that, commencing with the distribution to unitholders for the fourth quarter 2021 (payable in 2022), the Trustee shall begin withholding the funds otherwise available for distribution to the unitholders each quarter to increase existing cash reserves by a total of approximately $3,200,000 over a period of several quarters. Cash held in reserve will be invested as required by the trust agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to unitholders, together with interest earned on the funds.
(d)Calculation of distributable income per common unit is based on 46,750,000 common units issued and outstanding as of November 2, 2021.
Tapstone’s Agreement to be acquired by Diversified Energy
On October 6, 2021, Tapstone Energy Holdings, LLC entered into a conditional Agreement and Plan of Merger with Diversified Energy Company PLC (“Diversified Energy”) to acquire all upstream assets, field infrastructure, equipment and facilities owned by Tapstone, which includes the Underlying Properties of the Trust (the “Acquisition”). The Acquisition has not yet been consummated and is subject to certain closing conditions. Additional information about Diversified Energy, including its presentation of the Acquisition is available on Diversified Energy's website at www.div.energy. No information regarding Diversified Energy, including any information on its website, is incorporated into this filing.

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
Recent Developments
Tapstone’s Agreement to be acquired by Diversified Energy
On October 6, 2021, Tapstone Energy Holdings, LLC entered into a conditional Agreement and Plan of Merger with Diversified Energy to acquire all upstream assets, field infrastructure, equipment and facilities owned by Tapstone, which includes the Underlying Properties of the Trust. The Acquisition has not yet been consummated and is subject to certain closing conditions. Additional information about Diversified Energy, including its presentation of the Acquisition is available on Diversified Energy's website at www.div.energy. No information regarding Diversified Energy, including any information on its website, is incorporated into this filing.
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
Winter Weather Event
In June 2021, Tapstone, pursuant to certain royalty trust conveyances between Tapstone and the Trust, deposited $0.5 million of proceeds received by Tapstone associated with the February 2021 production period in a separate escrow account. Significant demand, coupled with freeze related natural gas production curtailment resulted in supply shortages prompting natural gas prices to spike in mid-February in the central United States (the “Winter Weather Event”). Natural gas produced from the Underlying Properties and other Tapstone assets in February 2021 realized a significant increase in prices for natural gas during such period, causing the related natural gas production revenues generated from the Underlying Properties (the "Winter Weather Event Proceeds") to significantly increase, which is not expected to be a normal or recurring event. To ensure the proper allocation of the Winter Weather Event Proceeds to Tapstone’s mineral interest owners, including the Trust, from this event, Tapstone deposited $0.5 million, an estimate of the amount at issue, in an escrow account (the “Escrowed Funds”) to avoid possible allocation controversy while it reviewed the allocation between mineral ownership of the Underlying Properties. Interest on the Escrowed Funds attributable to the Royalty Interests was paid to the Trust in November 2021. Tapstone concluded its allocation review process in July 2021 and submitted the Winter Weather Event Proceeds attributable to the Royalty Interests in the amount of $0.4 million net of production tax to the Trust for distribution to Trust unitholders as a part of the August 2021 Distribution.
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

The Trust is required to make quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s administrative expenses, on or about 60 days following the completion of each calendar quarter through (and including) the quarter ending June 30, 2031. During the nine months ended September 30, 2021, a distribution was paid on March 1, 2021, June 1, 2021 and August 30, 2021. See Liquidity and Capital Resources below and Note 5 to the financial statements contained in Item 1 of Part I of this Quarterly Report for more information regarding these distributions.
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

Results of Trust Operations
The quarterly payments to the Trust with respect to the Royalty Interests are based on the amount of proceeds actually received by Tapstone during the preceding calendar quarter. Proceeds from production are typically received by Tapstone in the month following the month of production. Due to the timing of the payment of production proceeds, quarterly distributions made by Tapstone to the Trust generally include royalties attributable to sales of oil, natural gas and NGL for three months, comprised of the first two months of the quarter just ended and the last month of the quarter prior to that one. Tapstone is required to make the Royalty Interest payments to the Trust within 35 days after the end of each calendar quarter. During the nine months ended September 30, 2021, the Trust received payments on the Royalty Interests representing royalties attributable to proceeds from sales of oil, natural gas and NGL for September 1, 2020 to May 31, 2021.
The Trust's revenues and distributable income available to unitholders were affected throughout 2020 and to date in 2021 by natural declines in production and commodity price volatility including, with respect to the Current Quarter, as a result of COVID-19. The Trust expects production to decline further and expects distributable income to continue to be adversely affected.
The Trust's distributable income available to unitholders declared in August 2021 totaled $1.7 million and was inclusive of proceeds attributable to the Escrowed Funds related to the February 2021 Winter Weather Event totaling $0.4 million. The average price received for natural gas production as a part of this distribution was $2.38 ($/MCF), however adjusting for the Escrowed Funds, the average price received was $1.02 ($/MCF). The average realized natural gas price received by the Trust is burdened by post-production expenses, including gathering, storage, compression, transportation, processing, treating, dehydration, and non-affiliated marketing expenses. The distributable income available to unitholders declared in November 2021 totaled $2.3 million. The average price received for natural gas production as a part of this distribution totaled $1.73 ($/MCF), an increase as compared to the $1.02 ($/MCF) realized price included in the distribution declared in August 2021 after adjusting for the Escrowed Funds. This increase is primarily a result of an improvement in NYMEX commodity pricing.
The Trust's Investment in Royalty Interests is subject to a quarterly full cost ceiling test. The Trust recognized a $0.84 million impairment of the Royalty Interests in the Current Period with no impairment of the Royalty Interests in the Current Quarter. The Trust recognized a $3.69 million impairment of the Royalty Interests in the Prior Period and a $0.64 million impairment of the Royalty Interests in the Prior Quarter. See Investment in Royalty Interests in Note 2 to the financial statements contained in Item 1 of Part I of this Quarterly Report for further discussion.
     Distributable Income

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
	($ in thousands, except per unit data)
Distributable income available to unitholders	$1,744	$247	606%	$4,220	$3,340	26%

Distributable income per common unit	$0.0373	$0.0053	604%	$0.0903	$0.0715	26%

The $1.50 million increase in distributable income during the Current Quarter was primarily due to an increase in the average realized price per boe in the production period from March 1, 2021 to May 31, 2021 (the "Current Production Quarter") inclusive of the Winter Weather Event Escrowed Funds as compared to the production period from March 1, 2020 to May 31, 2020 (the "Prior Production Quarter"), combined with an increase in total sales volumes in the Current Production Quarter. The $0.88 million increase in distributable income during the Current Period was due to an increase in average realized price per boe inclusive of the Winter Weather Event, offset by both the natural decline in production volumes and increase in production tax expense (tax refunds received in the Prior Period) in comparing to the Prior Period.

     Royalty Income

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
	($ in thousands, except per unit data)
Royalty income(a)	$2,299	$377	510%	$5,799	$4,181	39%

Estimated production from trust properties:
Oil sales volumes (MBbl)	14	13	8%	33	52	(37)%
Natural gas sales volumes (MMcf)	323	357	(10)%	949	1,353	(30)%
Natural gas liquids sales volumes (MBbl)	40	30	33%	102	114	(11)%
Total sales volumes (Mboe)	108	102	6%	293	392	(25)%

Average prices received for production(b):
Oil ($/Bbl)	$58.33	$17.91	226%	$47.27	$43.21	9%
Natural gas ($/Mcf)(c)	$2.38	$0.05	4,660%	$2.63	$0.47	460%
Natural gas liquids ($/Bbl)	$18.27	$4.48	308%	$16.98	$11.39	49%
Total average price received ($/boe)	$21.34	$3.70	477%	$19.76	$10.67	85%
_____________________________________________________
(a)Net of certain post-production expenses.
(b)Includes the impact of certain post-production expenses but excludes production taxes.
(c)The Trust was adversely affected by depressed commodity prices throughout 2020 as a result of the impact of COVID-19
The increase in the average price received per barrel of oil equivalent (boe) in the Current Production Quarter compared to the Prior Production Quarter resulted in an increase of approximately $1.90 million in royalty income. The increase in royalty income is primarily attributable to an increase in commodity pricing, inclusive of the Winter Weather Event Escrowed Funds. Additionally, higher sales volumes in the Current Production Quarter increased royalty income by approximately $0.02 million, for a total increase in royalty income of approximately $1.92 million in the Current Production Quarter compared to the Prior Production Quarter. The 6 mboe increase in total sales attributable to the Royalty Interests for the Current Production Quarter compared to the Prior Production Quarter is primarily the result of improved operational performance, offset by natural declines in production from the Producing Wells and Development Wells.
The increase in the average price received per boe in the Current Period compared to the Prior Period resulted in an increase of approximately $2.67 million in royalty income. The increase in royalty income is primarily attributable to an increase in commodity pricing, inclusive of the Winter Weather Event. Additionally, lower sales volumes in the Current Period decreased royalty income by approximately $1.05 million, for a total increase in royalty income of approximately $1.62 million in the Current Period compared to the Prior Period. The 99 mboe decrease in total sales attributable to the Royalty Interests for the Current Period compared to the Prior Period is due to weather related curtailments and natural declines in production from the Producing Wells and Development Wells.

Production Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
	($ in thousands, except per unit data)
Production tax expenses(income)	$146	$27	(441)%	$388	$(91)	(526)%

Production taxes per boe	$1.35	$0.26	(419)%	$1.32	$(0.23)	(674)%
Production taxes are calculated as a percentage of oil, natural gas and NGL revenues, net of any applicable tax credits. The increase in production taxes in the Current Quarter and Current Period compared to the Prior Quarter and Prior Period relates primarily to an increase in royalty income and to tax refunds received related to taxes paid from 2010 to 2017.
    Trust Administrative Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
	($ in thousands)
Trust administrative expenses(a)	$364	$33	1,003%	$993	$722	38%
 _____________________________________________________
(a)Includes a change in cash advances resulting in a $0.20 million increase and a $0.10 million decrease in administrative expenses for the three and nine months ended September 30, 2021, respectively.
Trust administrative expenses primarily consist of the administrative fees paid to the Trustees and Tapstone, as well as costs for accounting and legal services. The increase in expenses in the Current Quarter is primarily due to the timing and amount of the change in the cash advance. The increase in expenses in the Current Period is due to an increase in administrative expense activity primarily related to accounting, tax preparation, and regulatory compliance expenses.

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
The Trustee may increase or decrease the targeted amount of the cash reserve at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders. Without limiting the foregoing, the Trustee has reviewed the adequacy and sufficiency of the existing cash reserve and determined that, commencing with the distribution to unitholders for the fourth quarter 2021 (payable in 2022), the Trustee shall begin withholding the funds otherwise available for distribution to the unitholders each quarter to increase existing cash reserves by a total of approximately $3,200,000 over a period of several quarters. Cash held in reserve will be invested as required by the trust agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to unitholders, together with interest earned on the funds. As of September 30, 2021, $794,578 has been withheld to increase cash reserves.
The Trust is required to make quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s administrative expenses, on or about 60 days following the completion of each calendar quarter through (and including) the quarter ending June 30, 2031. The 2021 third quarter distribution of $0.0373 per common unit, consisting of proceeds attributable to production from March 1, 2021 through May 31, 2021, (net of administrative expenses) was made on August 30, 2021 to record unitholders as of August 19, 2021.

On November 3, 2021, the Trust declared the November 2021 Distribution. The Trust's quarterly income available for distribution was $0.0496 per common unit consisting of proceeds attributable to production from June 1, 2021 to August 31, 2021 (net of administrative expenses). The distribution will be paid on November 29, 2021 to common unitholders of record as of November 19, 2021. All Trust unitholders share on a pro rata basis in the Trust's distributable income. Distributable income attributable to production from June 1, 2021 to August 31, 2021 was calculated as follows (in thousands, except for unit and per unit amounts):

REVENUES:
Royalty income(a)	$2,899
EXPENSES:
Production taxes	(202)
Trust administrative expenses(b)	(377)
Total expenses	(579)
Cash withheld to increase cash reserves	—
Distributable income available to common unitholders	$2,320

Distributable income per common unit(c)	$0.0496
___________________________________________________
(a)Net of certain post-production expenses.
(b)Includes the quarterly change in cash advance resulting in a decrease in administrative expenses totaling $0.05 million
(c)Calculation of distributable income per common unit is based on 46,750,000 commons units issued and outstanding as of November 2, 2021
The Trustee can authorize the Trust to borrow money to pay Trust expenses that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from the Trustee as a lender provided the terms of the loan are fair to the Trust unitholders. The Trustee may also deposit funds awaiting distribution in an account with itself, if the interest paid to the Trust at least equals amounts paid by the Trustee on similar deposits, and make other short-term investments with the funds distributed to the Trust. The Trustee may also hold funds awaiting distribution in a non-interest-bearing account.
Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including cash reserves, if any) is not sufficient to pay the Trust’s ordinary course expenses as they become due, Tapstone will loan funds to the Trust necessary to pay such expenses. Any funds loaned by Tapstone pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business and may not be used to satisfy Trust indebtedness for borrowed money of the Trust. If Tapstone loans funds pursuant to this commitment, unless Tapstone agrees otherwise in writing, no further distributions may be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. There were no loans outstanding as of September 30, 2021 and December 31, 2020.
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

ITEM 3. Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
The Trust’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act are designed to ensure that the information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Trust is accumulated and communicated by Tapstone to the Trustee, and its employees who participate in the preparation of the Trust’s periodic reports as appropriate to allow timely decisions regarding required disclosures. The Vice President of the Trustee has evaluated the effectiveness of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this Quarterly Report. Based on her evaluation, as of September 30, 2021, she has concluded that the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.
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
Changes in Internal Control over Financial Reporting.
There were no changes in the Trust's internal control over financial reporting during the three months ended September 30, 2021 that materially affected, or were reasonably likely to materially affect, the Trust's internal control over financial reporting.

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

ITEM 1A. Risk Factors

Factors that could materially affect our business, financial condition, operating results or liquidity and the trading price of the Trust’s common units are discussed in Item 1A. “Risk Factors” in our 2020 Form 10-K and below.

The sale of the Underlying Properties of the Trust may result in the ownership and management of the
Trust by a party that is unfamiliar with the operation of the Trust or the Underlying Properties.
On October 6, 2021, Tapstone Energy Holdings, LLC entered into a conditional Agreement and Plan of Merger with Diversified Energy to acquire all upstream assets, field infrastructure, equipment and facilities owned by Tapstone, which includes the Underlying Properties of the Trust. The Acquisition has not yet been consummated and is subject to certain closing conditions. If the Acquisition is consummated, duties currently performed by Tapstone with respect to the Trust will be performed by another party. The purchaser of the Underlying Properties may have less experience with the operation of the Trust or the Underlying Properties, or may interpret or perform its responsibilities with respect to the Trust and the Underlying Properties in a different manner than Tapstone. Additional information about Diversified Energy, including its presentation of the Acquisition is available on Diversified Energy's website at www.div.energy. No information regarding Diversified Energy, including any information on its website, is incorporated into this filing.

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
Date: November 12, 2021

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