Form 10-K
period 2021-12-31
CHESAPEAKE GRANITE WASH TRUST
filed 2022-03-22
CIK 1524769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[X]    Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2021
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
                                                Yes [ ] No [X]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).                          Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

    The aggregate market value of the 23,000,000 Common Units representing beneficial interests in Chesapeake Granite Wash Trust held by non-affiliates of the registrant, computed using the closing sale price of $0.78 on June 30, 2021, was approximately $17.94 million.

As of March 17, 2022, 46,750,000 Common Units representing beneficial interests in Chesapeake Granite Wash Trust were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

    Listed below is the only document parts of which are incorporated herein by reference and the parts of this Annual Report into which the document is incorporated:
None

CHESAPEAKE GRANITE WASH TRUST
2020 ANNUAL REPORT ON FORM 10-K

All references to “we,” “us,” “our,” or the “Trust” refer to Chesapeake Granite Wash Trust. The royalty interests conveyed on November 16, 2011 by Chesapeake Energy Corporation from its interests in certain properties in the Colony Granite Wash formation in Oklahoma and held by the Trust are referred to as the “Royalty Interests.” References to "Chesapeake" refer to Chesapeake Energy Corporation and, where the context requires, its subsidiaries. References to "Tapstone" refer to Tapstone Energy, LLC.

GLOSSARY OF CERTAIN TERMS
In this Annual Report, the following terms have the meanings specified below. Other terms are defined in the text of this Annual Report.
Administrative Servicer. The company providing the Trust with certain accounting, tax preparation, bookkeeping and information services related to the Royalty Interests and the Registration Rights Agreement in accordance with the Administrative Services Agreement (defined below). Pursuant to an agreement between Tapstone and Chesapeake following the divestiture of the Underlying Properties, (i) Chesapeake served as the Administrative Servicer through the filing of the 2020 Annual Report with the SEC and (ii) Tapstone is the Administrative Servicer for all periods subsequent to the filing of the 2020 Annual Report with the SEC.
Administrative Services Agreement. An administrative services agreement the Trust entered into on November 16, 2011 with the Administrative Servicer, effective July 1, 2011, pursuant to which the Administrative Servicer provides the Trust with certain accounting, tax preparation, bookkeeping and information services related to the Royalty Interests and the Registration Rights Agreement.
AMI. The area of mutual interest, or AMI, lies within Washita County in western Oklahoma and is limited to the Colony Granite Wash formation in the area identified below, consisting of approximately 40,500 gross acres (26,400 net acres) held by Tapstone as of December 31, 2021.
Assignment Agreement. Assignment and Assumption Agreement, dated as of December 11, 2020, by and among Chesapeake, Chesapeake Exploration, L.L.C., Chesapeake E&P Holding, L.L.C., and Tapstone, pursuant to which Tapstone agreed to assume all duties and obligations of Chesapeake and its subsidiaries under each of the Trust Agreement, the Administrative Services Agreement, the royalty conveyances and the Registration Rights Agreement following the divestiture by Chesapeake of the Underlying Properties and 23,750,000 common units.
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
Prospectus. The Trust Prospectus dated November 10, 2011 and filed with the SEC on November 14, 2011, in connection with the initial public offering of the Trust's common units.
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

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“Annual Report” or "Form 10-K") includes “forward-looking statements” about the Trust and the Operator and other matters discussed herein that are subject to risks and uncertainties that are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact included in this document, including, without limitation, statements relating to actions by, or disputes among or between, members of the Organization of the Petroleum Exporting Countries and its allies, such as Russia ("OPEC+"), market factors, market prices, statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II and “Risk Factors” in Item 1A of Part I and elsewhere herein regarding the proved oil, natural gas and NGL reserves associated with the properties underlying the Royalty Interests, the Trust’s or the Operator's future financial position, business strategy, budgets, projected costs and plans and objectives for future operations, information regarding target distributions, statements pertaining to future development activities and costs and information regarding production and reserve growth, statements regarding the Trust's continued listing on the OTC Markets Group, Inc., statements regarding the acquisition of Tapstone and statements regarding the effects of the COVID-19 pandemic on our and the Operator's business, financials are forward-looking statements. Actual outcomes and results may differ materially from those projected. Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “seek,” “plan,” “goal,” “assume,” “target,” “should,” “intend," "ability," "will," "would," "forecast" or other words that convey the uncertainty of future events or outcomes. These statements are based on certain assumptions made by the Trust, and by the Operator in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform with such expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Item 1A of Part I of this Annual Report, which could affect the future results of the energy industry in general, and the Trust and the Operator in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. These factors should not be construed as exhaustive, and there may also be other risks that we are unable to predict at this time. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on the Operator's business and the Trust. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. The Trustee relies on the Operator for information regarding the Royalty Interests, the Underlying Properties and the Operator itself. The Trust undertakes no obligation to publicly update or revise any forward-looking statements and expressly disclaims any obligation to do so, except as required by applicable law.

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
On October 6, 2021, Tapstone Energy Holdings, LLC, a Delaware limited liability company (“Tapstone Holdings”), the parent of Tapstone, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Diversified Energy Company PLC (“Diversified”), the parent of Diversified Production LLC (“Diversified Production”), and certain of its affiliates, including Diversified Production. Upon the terms and subject to the conditions set forth in the Merger Agreement, a wholly owned subsidiary of Diversified merged with and into Tapstone Holdings with Tapstone Holdings as the surviving entity, resulting in Tapstone Holdings and Tapstone becoming wholly owned subsidiaries of Diversified. The terms and conditions of the Merger Agreement were fulfilled on December 7, 2021, and Tapstone Holdings became a wholly owned subsidiary of Diversified (the “Merger”).

Tapstone’s right, title and interest in and to, and all of their duties and obligations under all documents related to the Trust (including the Amended and Restated Trust Agreement (dated as of November 16, 2011), the Administrative Services Agreement (dated as of November 16, 2011) and the related royalty interest conveyances) remain unchanged as a result of the Merger, although there have been certain changes in the management of the Underlying Properties. However, as a result of the Merger, Diversified may be deemed the beneficial owner of the 23,750,000 common units of the Trust, held by Tapstone, representing all of Tapstone’s 50.8% beneficial ownership interest in the Trust immediately prior to the effective time of the Merger.
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
The Trust will dissolve and begin to liquidate on June 30, 2031 (the “Termination Date”), or earlier upon certain events, and will soon thereafter wind up its affairs and terminate. At the Termination Date, (a) 50% of the total Royalty Interests conveyed by the Operator (the “Term Royalties”) will revert automatically to the Operator and (b) 50% of the total Royalty Interests conveyed by the Operator (the “Perpetual Royalties”) will be retained by the Trust and thereafter sold. The net proceeds of the sale of the Perpetual Royalties, as well as any remaining Trust cash reserves, will be distributed to the unitholders on a pro rata basis. The Operator will have a right of first refusal to purchase the Perpetual Royalties retained by the Trust at the Termination Date.
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
For the year ended December 31, 2021, the Trust declared and paid the following cash distributions:

Production Period	Distribution Date	Cash Distribution per Common Unit
June 2021 – August 2021	November 29, 2021	$0.0496
March 2021 - May 2021	August 30, 2021	$0.0373
December 2020 - February 2021	June 1, 2021	$0.0467
September 2020 - November 2020	March 1, 2021	$0.0063
 ___________________________________________________
Subsequent Distribution. The Trust's quarterly income available for distribution was $0.0667 per common unit for the production period from September 1, 2021 to November 30, 2021. On February 3, 2022, the Trust declared a cash distribution of $0.0667 per common unit attributable to such production period. The distribution was paid on March 3, 2022 to record unitholders as of February 21, 2022. All Trust unitholders share on a pro rata basis in the Trust's distributable income.
As of March 17, 2022, Tapstone owned 23,750,000 common units, which represent 50.8% of the outstanding Trust units. Diversified is the ultimate parent company of Tapstone, and therefore may be deemed to beneficially own the common units held by Tapstone.

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
Distributions and Income Computations. The Trust is required to make quarterly cash distributions to unitholders from its available funds for such calendar quarter. Royalty Interest payments due to the Trust with respect to any calendar quarter are based on actual sales volumes attributable to the Trust's interests in the Underlying Properties (as measured at the Operator's metering systems) for the first two months of the quarter just ended as well as the last month of the immediately preceding quarter and actual revenues, net of post-production expenses received for such volumes. The Operator makes the Royalty Interest payments to the Trust within 35 days of the end of each calendar quarter. Taking into account the receipt and disbursement of all such amounts, the Trustee determines for such calendar quarter the amount of funds available for distribution to the Trust unitholders. Available funds are the excess cash, if any, received by the Trust over the Trust's expenses for that quarter. Available funds are reduced by any cash the Trustee decides to hold as a reserve against future liabilities.
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
Description of the Trust Agreement. The Trust was created under Delaware law as a separate legal entity to acquire and hold the Royalty Interests for the benefit of the Trust unitholders pursuant to the Trust Agreement among the Operator, the Trustee and the Delaware Trustee. The Royalty Interests are passive in nature and neither the Trust nor the Trustee has any control over, or responsibility for, costs relating to the operation of the Underlying Properties. Neither the Operator nor other operators of the Underlying Properties have any contractual commitments to the Trust to provide additional funding for, to conduct further drilling on or to maintain their ownership interest in any of these properties.
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
The Operator's Obligation to Fund Trust Expenses in Certain Circumstances. The Operator has agreed that, if at any time the Trust's cash on hand (including available cash reserves) is not sufficient to pay the Trust's ordinary course expenses as they become due, the Operator will lend funds to the Trust necessary to pay such expenses. Any funds loaned by the Operator pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other accrued current liabilities arising in the ordinary course of the Trust's business, and may not be used to satisfy Trust indebtedness for borrowed money. If the Operator lends funds pursuant to this commitment, unless the Operator agrees otherwise, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. Any such loan will be on an unsecured basis. There were no loans outstanding as of December 31, 2021 or December 31, 2020.
Duration of the Trust; Sale of Royalty Interests. The Trust will dissolve and begin to liquidate on the Termination Date, or earlier upon the occurrence of certain events, and will soon thereafter wind up its affairs and terminate. At the Termination Date, the Term Royalties will revert automatically to the Operator. Following the Termination Date, the Perpetual Royalties will be sold by the Trust and the net proceeds of the sale, as well as any remaining Trust cash reserves, will be distributed to the unitholders pro rata. The Operator will have a right of first refusal to purchase the Perpetual Royalties from the Trust following the Termination Date.
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
Failure to comply with these laws and regulations can lead to the imposition of remedial liabilities, fines or penalties or injunctions limiting the Operator's operations in affected areas. Moreover, multiple environmental laws provide for citizen suits that allow environmental organizations to act in the place of the government and sue operators for alleged violations of environmental law. The Operator considers the costs of environmental protection and of safety and health compliance necessary, manageable parts of its business. The Operator has been able to plan for and comply with environmental, safety and health initiatives without materially altering its operating strategy or incurring significant unreimbursed expenditures. However, based on regulatory trends and increasingly stringent laws, the Operator's capital expenditures and operating expenses related to the protection of the environment and safety and health compliance have increased over the years and may continue to increase. The Operator cannot predict with any reasonable degree of certainty its future exposure concerning such matters.
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
As a passive entity, the Trust does not maintain insurance policies for the Underlying Properties. The Operator maintains a control of well insurance policy with a $5 million limit on producing wells and a $5 million to $30 million limit on drilling, workover, and re-entry activities depending on the level of the authorization for expenditure that insure against certain sudden and accidental risks associated with drilling, completing, and operating its wells. There is no assurance that this insurance will be adequate to cover all losses or exposure to liability. The Operator also carries in excess of $20 million in comprehensive general liability umbrella insurance that is inclusive of sudden and accidental pollution liability The Operator provides workers’ compensation insurance coverage to employees in all states in which it operates. While the Operator has informed us that it believes these policies are customary in the industry, they do not provide complete coverage against all operating risks and policy limits scale to the Operator's working interest percentage in certain situations. In addition, the Operator's insurance does not cover penalties or fines that may be assessed by a governmental authority. A loss not fully covered by insurance could have a material adverse effect to the Operator's financial position, results of operations and cash flows. The Operator’s insurance coverage may not be sufficient to cover every claim made against the Operator or may not be commercially available for purchase in the future.
The Underlying Properties and the Royalty Interests

Overview. The Underlying Properties consist of working interests owned by the Operator located in the Colony Granite Wash play in Washita County in western Oklahoma arising from leases and farmout agreements related to properties from which the Royalty Interests were conveyed. The AMI consists of approximately 40,500 gross acres (26,400 net acres). As of December 31, 2021 and 2020, the total reserves estimated to be attributable to the Trust were 3,867 mboe (55% natural gas by volume) and 2,736 mboe (57% natural gas by volume), respectively. These amounts include 3,867 mboe of proved developed reserves and no proved undeveloped reserves as of December 31, 2021 and 2,736 mboe of proved developed reserves and no proved undeveloped reserves as of December 31, 2020. The increase in estimated total reserves attributable to the Trust of 1,131 mboe is primarily attributable to the economic well life increasing as a result of the increase in commodity pricing and shut in wells being returned to production offset by 2021 production. See Item 1A. Risk Factors – Actual reserves and future production may be less than current estimates, which could reduce cash distributions by the Trust and the value of the Trust units and Risks and Uncertainties in Note 2 to the financial statements contained in Part II, Item 8 of this Annual Report for further discussion of the decrease in reserves. For clarity, the Trust does not own or have rights to undeveloped lands, undeveloped formations, or undeveloped reserves, nor the right or ability to drill future wells.
The Colony Granite Wash is a subset of the greater granite wash plays of the Anadarko Basin. The Colony Granite Wash is located at the eastern end of a series of Des Moines-age granite wash fields that extend along the southern flank of the Anadarko Basin, approximately 60 miles into the Texas Panhandle. These granite wash fields were generally deposited as deep-water turbidites that result in relatively low risk, laterally extensive reservoirs. The productive members of the Colony Granite Wash are encountered between approximately 11,500 and 13,000 feet and lie stratigraphically between the top of the Des Moines formation (or top of Colony Granite Wash 'A') and the top of the Prue formation (or base of Colony Granite Wash 'C'). The individual productive members within the Colony Granite Wash may reach 200 feet or more in gross interval thickness and the targeted porosity zones within these individual members are generally 20 to 75 feet thick. The Colony Granite Wash is primarily a natural gas and natural gas condensate reservoir based on reserve volumes. However, in the Colony Granite Wash, oil and NGL production currently generate more revenue than natural gas production due to higher relative prices for oil and NGL than for natural gas. No development costs were incurred in the years ended December 31, 2021 and 2020 due to no new wells being drilled by the Operator in the Colony Granite Wash after fulfillment of its drilling obligation to the Trust.
Royalty Interests. The Royalty Interests were conveyed from Chesapeake's interest in the Underlying Properties effective as of July 1, 2011. As of December 31, 2021, the Trust on average owns a 47.8% net revenue interest in the Producing Wells and a 28.6% net revenue interest in the completed Development Wells. The Operator retains 10% of the proceeds from the sales of oil, natural gas and NGL production attributable to its net revenue interest in the Producing Wells, and 50% of the proceeds from the sales of production attributable to its net revenue interest in the Development Wells.
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
All of the Trust's estimated oil, natural gas and NGL reserves are located within the U.S. The table below sets forth information as of December 31, 2021 with respect to the estimated proved reserves of the Underlying Properties and Royalty Interests and the associated PV-10. Because the Trust will not bear income tax expense, PV-10 and the standardized measure of estimated future net revenue of the Royalty Interests are the same. PV-10 is not intended to represent the current market value of the estimated oil, natural gas and NGL reserves attributable to the Royalty Interests. The reserve estimates were prepared by third party engineering firm, Netherland, Sewell & Associates, Inc., in accordance with the criteria established by the SEC. Management uses PV-10, a non-GAAP measure, which is calculated without deducting estimated future income tax expenses, as a measure of the value of the Company's current proved reserves and to compare relative values among peer companies. We also understand that securities analysts and rating agencies use this measure in similar ways. While estimated future net revenue and the present value thereof are based on prices, costs and discount factors which may be consistent from company to company, the standardized measure of discounted future net cash flows is dependent on the unique tax situation of each individual company. PV-10 should not be considered in isolation or as a substitute for the standardized measure of discounted future net cash flows or any other measure of a company's financial or operating performance presented in accordance with GAAP.

		Proved Reserves
	Oil (mbbl)	Natural Gas (mmcf)	NGL (mbbl)	Total (mboe)	PV-10 ($ in thousands)

Underlying Properties:
Developed	911	30,260	3,247	9,201	$70,979
Undeveloped	—	—	—	—	—
Total	911	30,260	3,247	9,201	$70,979
Royalty Interests:
Developed(1)	385	12,756	1,356	3,867	$41,544
Undeveloped(1)	—	—	—	—	—
Total	385	12,756	1,356	3,867	$41,544
_________________________________________________
(1)PV-10 for the Royalty Interests was calculated exclusive of any production or development costs.

	Proved Developed	Proved Undeveloped	Total Proved
	($ in thousands)
Royalty Interests:
Estimated future net revenue (1)	$75,644	$—	$75,644
Present value of estimated future net revenue (PV-10)(1)	$41,544	$—	$41,544
Standardized measure(1)			$41,544
_________________________________________________
(1)Estimated future net revenue represents the estimated future revenue to be generated from the production of proved reserves, net of estimated production and costs, using prices and costs under existing economic conditions as of December 31, 2021. PV-10 is the present value of estimated future net revenue to be generated from the production of proved reserves, discounted at 10% per annum to reflect timing of future cash flows and calculated without deducting future income taxes. PV-10 is a non-GAAP financial measure and generally differs from the standardized measure of discounted net cash flows, or the Standardized Measure, the most directly comparable GAAP financial measure, because it does not include the effects of income taxes on future net revenues. However, as the Trust is not subject to income tax expense, the two measures are the same as of December 31, 2021.
A comparison of the standardized measure of discounted future net cash flows to PV-10 is presented above. Neither PV-10 nor the standardized measure of discounted future net cash flows purport to represent the fair value of the proved oil and gas reserves.
The proved reserves were determined using a 12-month unweighted arithmetic average of the first-day-of-the-month prices for oil, natural gas and NGL for the period from January 1, 2021 through December 1, 2021, and were held constant for the life of the properties. The prices used in the reserve reports, as well as the Operator's internal reports, yield weighted average prices at the wellhead, which are based on first-day-of-the-month reference prices and before basis differential adjustments. For the Royalty Interests, costs of marketing services provided by the Operator's affiliates will not be charged to the Trust. The reference prices and the equivalent weighted average wellhead prices are presented in the table below.

	Oil	Natural Gas
	(per bbl)	(per mcf)
Trailing 12-month average (SEC) pricing	$66.55	$3.60
Weighted average wellhead prices (Underlying Properties)	$62.68	$1.77
Weighted average wellhead prices (Royalty Interests)	$62.68	$1.77
As of December 31, 2021, no Royalty Interests were classified as PUDs.
As of December 31, 2021, of the total proved reserves, 9,201 mboe and 3,867 mboe attributable to the Underlying Properties and the Royalty Interests, respectively, were classified as proved developed reserves.
The Operator's ownership interest used for calculating proved reserves and the associated estimated future net revenue assumed maximum participation by other parties to the Operator's farmout and participation agreements. SEC pricing used for calculating the estimated future net revenues attributable to proved reserves does not reflect actual market prices for oil, natural gas and NGL production sold subsequent to December 31, 2021.
The Trust's estimated proved reserves and the standardized measure of discounted future net cash flows of the proved reserves at December 31, 2021, 2020 and 2019, respectively, along with the changes in quantities and standardized measure of such reserves for the three years ended December 31, 2021, 2020 and 2019, respectively, are shown in Supplemental Disclosures About Oil, Natural Gas and NGL Producing Activities included in Item 8 of Part II of this Annual Report. No estimates of proved reserves comparable to those included herein have been included in reports to any federal agency other than the SEC.

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
Development Wells. Pursuant to the development agreement with the Trust, the Operator was obligated to drill, cause to be drilled or participate as a non-operator in the drilling of 118 Development Wells by June 30, 2016. The Operator had fulfilled its drilling obligation under the development agreement as of June 30, 2016. The Operator has retained an interest in each of the Producing Wells and Development Wells and currently operates approximately 96% of the Producing Wells and completed Development Wells. Prior to fulfilling its commitment to drill the Development Wells, the Operator was not allowed to drill or complete, or permit any other person within its control to drill or complete any well in the Colony Granite Wash formation or lease acreage included within the AMI for its own account. For the life of the Trust, the Operator will not be permitted to drill or complete any well that will have a perforated segment within 600 feet of any perforated interval of any Development Well or Producing Well. The Operator's average net revenue interest in the oil and gas properties underlying the Development Royalty Interest is approximately 60%. The Development Royalty Interest entitles the Trust to receive 50% of the proceeds attributable to the Operator's net revenue interest in future production of oil, natural gas and NGL from the Development Wells.
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
Drilling Activity. Due to the Operator's completion of its drilling obligation under the development agreement, the Operator did not drill any wells in 2021, 2020 or 2019 and has no obligation to do so in the future.
Developed and Undeveloped Acreage. The following table sets forth information regarding developed and undeveloped acreage held by the Operator within the AMI as of December 31, 2021. All of the leases associated with the Underlying Properties are held by production and not subject to expiration so long as production continues in paying quantities.

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
Post-production expenses are also deducted from proceeds paid to the Trust. Williams Partners, L.P. ("WMB"), provides gathering, treating, compression and other post-production services and an affiliate of Energy Transfer LP ("Energy Transfer") provides gathering, processing, transportation and other post-production services. The proceeds paid to the Trust are reduced by deductions for these post-production expenses.
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
Natural gas and NGL produced from the Underlying Properties are gathered by gathering pipelines owned by WMB under a contract that expires in approximately 7 years. NGL and natural gas are gathered and processed at facilities owned by Energy Transfer under a contract that expires in 2023 and then sold to a number of primary purchasers in the area. Oil produced from the Underlying Properties is gathered by gathering pipelines and equipment owned by WMB or transported by trucks owned by third parties and sold to various counterparties. In the event of a loss of its contracts with WMB or Energy Transfer, the Operator believes that the availability of other customers and service providers in the area is sufficient to accommodate such loss.
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
The following table provides revenues and direct operating expenses for the years ended December 31, 2021, 2020 and 2019 as derived from the Underlying Properties' statements of revenues and direct operating expenses.

	Years Ended December 31,
	2021	2020	2019
	($ in thousands)
Oil, natural gas and NGL revenues(1)	$20,718	$4,821	$12,887
Direct operating expenses:
Production expenses excluding taxes	4,459	4,690	7,201
Production taxes	1,525	316	838
Ad valorem taxes	—	8	4
Total direct operating expenses	5,984	5,014	8,043
Revenues in excess (deficit) of direct operating expenses(2)	$14,734	$(193)	$4,844
_________________________________________________
(1)Oil, natural gas and NGL revenues are net of post-production expenses, including gathering, storage, compression, transportation, processing, treating, dehydrating and non-affiliate marketing expenses.
(2)Net deficit in 2020 is attributable to significant decreases in commodity prices throughout 2020.

The following table sets forth the production, average sales prices, and average cost per boe for production expenses and production taxes for the Underlying Properties for the years ended December 31, 2021, 2020 and 2019.

	Years Ended December 31,
	2021	2020	2019
Production:
Oil (mbbls)	99	92	162
Natural gas (mmcf)	2,271	2,700	3,841
NGL (mbbls)	286	244	337
Total production (mboe)	764	786	1,140

Average sales prices:(1)
Oil (per bbl)	$64.71	$32.82	$50.12
Natural gas (per mcf)(2)	$3.12	$(0.09)	$0.17
NGL (per bbl)	$25.29	$8.49	$12.18
Average (per boe)	$27.12	$6.13	$11.30
Direct operating expenses:
Production expenses (per boe)	$5.84	$5.97	$6.32
Production taxes (per boe)(3)	$2.00	$0.40	$0.74
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
 Oil, Natural Gas and NGL Revenues. For the year ended December 31, 2021, oil, natural gas and NGL revenues were $20.7 million compared to $4.8 million and $12.9 million for the years ended 2020 and 2019, respectively. The 15.9 million increase in revenues from 2020 to 2021 was due to an increase in average sales prices received, offset by a decrease in production. The overall increase in the price received per boe in 2021 compared to 2020 resulted in a $16.0 million increase in oil, natural gas and NGL revenues. Decreased sales volumes resulted in a $0.1 million decrease in oil, natural gas and NGL revenues.
The $8.1 million decrease in revenues from 2019 to 2020 was primarily due to a decrease in average sales prices received and a decrease in production. The overall decrease in the price received per boe in 2020 compared to 2019 resulted in a $4.1 million decrease in oil, natural gas and NGL revenues. Decreased sales volumes resulted in a $4.0 million decrease in oil, natural gas and NGL revenues.
Production Expenses. For the year ended December 31, 2021, production expenses were $4.5 million compared to $4.7 million and $7.2 million for the years ended 2020 and 2019, respectively. On a unit-of-production basis, production expenses were $5.84 per boe in 2021 compared to $5.97 per boe in 2020 and $6.32 per boe in 2019.
Production Taxes. For the year ended December 31, 2021, production taxes were $1.5 million, compared to $0.3 million and $0.8 million for the years ended 2020 and 2019, respectively. On a unit-of-production basis, production taxes were $2.00 per boe in 2021 compared to $0.40 per boe in 2020 and $0.74 per boe in 2019. The increase in production taxes from 2020 to 2021 was primarily due to the increase in commodity prices. The decrease in production taxes from 2019 to 2020 was primarily due to the decrease in commodity prices.

The Reserve Report for the Underlying Properties and the Royalty Interests
The oil, natural gas and NGL reserves in this Annual Report were estimated by Netherland, Sewell & Associates, Inc. ("NSAI"). The process to review and estimate the reserves begins with Diversified's Corporate Reserves Department collecting and verifying all pertinent data, including but not limited to well test data, production data, historical pricing, cost information, property ownership interests, reservoir data, and geosciences data. This data is reviewed by various levels of Diversified management for accuracy before consultation with NSAI. NSAI was consulted with regularity during the reserve estimation process to review properties, assumptions, and any new data available. Internal reserve estimates and methodologies are compared to NSAI's estimates and methodologies to test the reserve estimates and conclusions before the reserve estimates are included in this Annual Report. Additionally, Diversified's senior management reviews and approves the reserve report contained herein.
Internal Controls. Diversified's Vice President of Engineering, is the technical person primarily responsible for overseeing the preparation of our reserve estimates and for coordinating any reserves work conducted by a third-party engineering firm. His qualifications include the following:
•over 24 years of practical experience in the oil and gas industry, with over 20 years in reservoir engineering;
•Bachelor of Science degree in Petroleum Engineering;
•member in good standing of the Society of Petroleum Engineers.
Diversified ensures that the key members of Diversified's Reservoir Engineering Department have appropriate technical qualifications to oversee the preparation of reserves estimates. Each of Diversified's Corporate Reserves Engineers has significant experience in reserve estimation.
Diversified maintains internal controls such as the following to ensure the reliability of reserves estimations:
•Diversified follows comprehensive SEC-compliant internal policies to estimate and report proved reserves for the Trust. Reserves estimates are made by experienced reservoir engineers or under their direct supervision. All material changes are reviewed and approved by Diversified's Vice President of Engineering.
•Diversified's Reservoir Engineering Department reviews all of Diversified's reserves bi-annually and the Trust's proved reserves at the close of each quarter.
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
Netherland, Sewell & Associates, Inc. Diversified engaged Netherland, Sewell & Associates, Inc., a third-party engineering firm, to prepare all of the Trust's estimated proved reserves as of December 31, 2021. A copy of the report issued by the engineering firm is filed with this report as Exhibit 99.1. The qualifications of the technical person at the firm primarily responsible for overseeing the preparation of our reserve estimates are set forth below.
•over 30 years of practical experience in the estimation and evaluation of reserves;
•licensed professional engineer in the State of Texas; and
•Bachelor of Science in Mechanical Engineering, Bachelor of Science in Geology and Master of Science in Geology.
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

ITEM 1A.     Risk Factors

Summary of Risk Factors
Our business involves certain risks and uncertainties. The following is a description of significant risks that might cause our future financial condition or results of operations to differ materially from those expected. In addition to the risks and uncertainties described below, we may face other risks and uncertainties, some of which may be unknown to us and some of which we may deem immaterial. A summary of our risk factors is as follows:

•The ongoing coronavirus (COVID-19) pandemic and related economic turmoil have affected and could continue to adversely affect our business, financial condition, results of operations and cash flows.
•Producing oil, natural gas and NGL on the Underlying Properties is a high-risk activity with many uncertainties.
•Oil, natural gas and NGL prices fluctuate widely, and lower prices for an extended period of time are likely to have a material adverse effect on proceeds to the Trust and cash distributions to unitholders.
•Actual reserves and future production may be less than current estimates, which could reduce cash distributions by the Trust and the value of the Trust units.
•The sale of the Underlying Properties of the Trust may result in the ownership and management of the Trust by a party that is unfamiliar with the operation of the Trust or the Underlying Properties.
•The Operator may not serve as the operator of as many of the Developmental Wells as it expects and the Operator will rely upon unaffiliated third parties, who may be less qualified, to operate the Development Wells.
•Due to the Trust's lack of industry and geographic diversification, adverse developments in the Trust's existing area of operation could adversely impact its financial condition, results of operations and cash flows and reduce its ability to make distributions to the unitholders.
•The generation of proceeds for distribution by the Trust depends in part on access to and the operation of gathering, transportation and processing facilities. Any limitation in the availability of those facilities could interfere with sales of oil, natural gas and NGL production from the Underlying Properties.
•The Trust units may lose value and cash available for distribution may be reduced as a result of title deficiencies with respect to the Underlying Properties.
•The oil, natural gas and NGL reserves estimated to be attributable to the Underlying Properties are depleting assets and production from those reserves will diminish over time.
•An increase in the differential between the prices realized by the Operator for oil, natural gas and NGL produced from the Underlying Properties and the NYMEX or other benchmark price of oil or natural gas could reduce the proceeds to the Trust and therefore the cash distributions by the Trust and the value of Trust units.
•Oil and natural gas producing operations can be hazardous and may expose the Operator to liabilities.
•Climate change and the effects of energy transition could result in significant operational changes and expenditures, reduce demand for our services and adversely affect business.
•Negative public perception regarding the Operator or the oil and gas industry could have an adverse effect on the Operator's operations.
•The amount of cash available for distribution by the Trust will be reduced by post-production expenses and applicable taxes associated with the Royalty Interests and Trust expenses.
•The Trust is passive in nature and will have no voting rights in the Operator managerial, contractual or other ability to influence the Operator, or control over the field operations of, sales of oil, natural gas and NGL from, or development of, the Underlying Properties.
•Financial information of the Trust is not prepared in accordance with U.S. GAAP.
•The Trust is precluded from acquiring other oil and natural gas properties or royalty interests to replace the depleting assets and production.

•The Trustee may, under certain circumstances, sell the Royalty Interests and dissolve the Trust.
•The Trust is administered by a Trustee who cannot be replaced except at a special meeting of Trust unitholders.
•Trust unitholders have limited ability to enforce provisions of the Royalty Interest conveyances, and the Operator's liability to the Trust is limited.
•Courts outside of Delaware may not recognize the limited liability of the Trust unitholders provided under Delaware law.
•Tapstone may sell Trust units in the public or private markets and such sales could have an adverse impact on the trading price of the common units.
•Conflicts of interest could arise between the Operator and the Trust.
•The Operator may sell all or a portion of its retained interest in the Underlying Properties, subject to and burdened by the Royalty Interests.
•The Operator is subject to extensive governmental regulation, which can change and could adversely impact the Operator's business.
•The Trust's tax treatment depends on its status as a partnership for U.S. federal income tax purposes.
•The U.S. federal income tax treatment of the Development Royalty Interest is not entirely free from doubt.
•The tax treatment of an investment in Trust units could be affected by recent and potential legislative changes, possibly on a retroactive basis.
•If the IRS contests the tax positions the Trust takes, the value of the Trust units may be adversely affected, the cost of any IRS contest will reduce the Trust's cash available for distribution to Trust unitholders.
•Trust unitholders will be required to pay taxes on their share of the Trust's income even if they do not receive any cash distributions from the Trust.
•Tax gain or loss on the disposition of the Trust units could be more or less than expected.
•Tax-exempt entities and non-U.S. persons face unique tax issues from owning the Trust units that may result in adverse tax consequences to them.
•The Trust will treat each purchaser of Trust units as having the same economic attributes without regard to the actual Trust units purchased.
•The Trust prorates its items of income, gain, loss and deduction between transferors and transferees of the Trust units each quarter based upon the record ownership of the Trust units on the quarterly record date in such quarter, instead of on the basis of the date a particular Trust unit is transferred.
•A Trust unitholder whose Trust units are loaned to a “short seller” to cover a short sale of Trust units may be considered as having disposed of those Trust units.
•The Trust has adopted certain valuation methodologies that may affect the income, gain, loss and deduction allocable to the Trust unitholders.
•Trust unitholders may be subject to state and local taxes and return filing requirements in jurisdictions where they do not live as a result of investing in Trust units.
Risks Related to the COVID-19 Pandemic
The ongoing coronavirus (COVID-19) pandemic and related economic turmoil have affected and could continue to adversely affect our business, financial condition, results of operations and cash flows.
The ongoing COVID-19 pandemic has negatively impacted, and may continue to negatively impact, the global economy which has led to, among other things, significant volatility, uncertainty, and economic disruption.
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
•political instability or armed conflict in oil and natural gas producing regions, including the conflict in Ukraine;
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

Actual future production attributable to the Royalty Interests, oil, natural gas and NGL prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil, natural gas and NGL reserves most likely will vary from these estimates. Such variations may be significant and could materially affect the estimated quantities and present value of proved reserves. In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development drilling, prevailing oil and natural gas prices and other factors, many of which are beyond the Operator's control. The Trust's revenue and distributable income available to unitholders have been adversely affected throughout 2020 and 2021 by a decline in production. Due to natural declines, the Trust expects production to decline further and expects distributable income to continue to be adversely affected.
As of December 31, 2021, none of the Trust’s estimated proved reserves were undeveloped.
The present values included in this report do not represent the current market value of the Trust's estimated reserves. In accordance with SEC requirements, the estimates of our present values are based on prices and costs as of the date of the estimates. Prices on the date of estimate are calculated as the average oil and natural gas price, as applicable, during the 12 months ending in the current reporting period, determined as the unweighted arithmetic average of prices on the first day of each month within the 12-month period. The December 31, 2021 present value is based on a $66.55 per bbl of oil price and a $3.60 per mcf of natural gas price, before considering basis differential adjustments. Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of an estimate.
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
Reserve estimates for fields that do not have a lengthy production history are less reliable than estimates for fields with lengthy production histories. A lack of production history may contribute to inaccuracy in estimates of proved reserves, future production rates and the timing of development expenditures. Most of the Producing Wells, as defined by the SEC, have been operational for a relatively short period of time and estimated total reserves vary substantially from well to well and are not directly correlated to perforated lateral length or completion technique. There can be no assurance that the data used in preparing these estimates can accurately predict future production. The lack of operational history for horizontal wells in the Colony Granite Wash may also contribute to the inaccuracy of estimates of proved reserves. During 2021, the Trust recorded upward reserve revisions primarily attributable to higher production and commodity prices in forecasts. During 2020, the Trust recorded downward reserve revisions primarily attributable to lower production and commodity prices in forecasts. Future well performance or different expected ultimate recovery could lead to further adjustments to our reserve estimates. A material and adverse variance of actual production, revenues and expenditures from those underlying reserve estimates would have a material adverse effect on the financial condition, results of operations and cash flows of the Trust and would reduce cash distributions to Trust unitholders.
The sale of the Underlying Properties of the Trust may result in the ownership and management of the Trust by a party that is unfamiliar with the operation of the Trust or the Underlying Properties.
On October 6, 2021, Tapstone Holdings entered into a conditional Agreement and Plan of Merger with Diversified to acquire all upstream assets, field infrastructure, equipment and facilities owned by Tapstone, which includes the Underlying Properties of the Trust. Diversified may have less experience with the operation of the Trust or the Underlying Properties, or may interpret or perform its responsibilities with respect to the Trust and the Underlying Properties in a different manner than Tapstone prior to the consummation of the Merger. The terms and conditions of the Merger Agreement were fulfilled on December 7, 2021, and Tapstone Holdings became a wholly owned subsidiary of Diversified. Additional information about Diversified, including its presentation of the Merger is available on Diversified's website at www.div.energy. No information regarding Diversified, including any information on its website, is incorporated into this filing.

The Operator may not serve as the operator of as many of the Developmental Wells as it expects and the Operator will rely upon unaffiliated third parties, who may be less qualified, to operate the Development Wells.
Pursuant to the development agreement between Tapstone (as successor to Chesapeake) and the Trust, Tapstone was obligated to, and did, drill and complete the equivalent of 118 Development Wells in the AMI as of June 30, 2016. Certain Development Wells drilled by Tapstone are currently operated by third-party operators. The failure of an operator to adequately perform operations could reduce production from the Underlying Properties and the cash available for distribution to Trust unitholders.
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
The prices received for the Operator's oil, natural gas and NGL production in Oklahoma usually fall below benchmark prices, such as NYMEX. The difference between the price received and the benchmark price is called a differential. The amount of the differential will depend on a variety of factors, including discounts based on the quality and location of hydrocarbons produced, btu content, post-production expenses and production taxes. These factors can cause differentials to be volatile from period to period. The Operator has little or no control over the factors that determine the amount of the differential and cannot accurately predict natural gas or crude oil differentials. Increases in the differential between the realized price of oil, natural gas and NGL and the benchmark price for oil, natural gas and NGL could reduce the proceeds to the Trust and therefore the cash distributions by the Trust and the value of the Trust units.
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
•private lawsuits;
•regulatory investigations and administrative, civil and criminal penalties; and
•injunctions resulting in limitation or suspension of operations.

A material event such as those described above could expose the Operator to liabilities, monetary penalties or interruptions in its business operations. While the Operator may maintain insurance against some, but not all, of the risks described above, its insurance may not be adequate to cover casualty losses or liabilities. In addition, the Operator's insurance is subject to coverage limits and some policies exclude coverage for damages resulting from environmental contamination and/or do not cover penalties or fines that may be assessed by a governmental authority. For certain risks, such as political risk, business interruption, war, terrorism and piracy, the Operator has limited or no insurance coverage. Also, in the future the Operator may not be able to obtain insurance at premium levels that justify its purchase. The occurrence of a significant event against which the Operator is not fully insured may expose it to liabilities.
Climate change and the effects of energy transition could result in significant operational changes and expenditures, reduce demand for our services and adversely affect business.
Many scientists have shown that increasing concentrations of carbon dioxide, methane and other greenhouse gases in the Earth’s atmosphere are changing global climate patterns. Impacts associated with global climate change include evolving and increasing regulations, increasing global concern and stakeholder scrutiny about climate change and increasing frequency and/or severity of adverse weather conditions. An increase in the frequency and severity of extreme weather, such as hurricanes, floods and winter storms, would adversely impact operations in various ways, such as through damage to facilities or from increased costs for insurance. Further, extreme weather conditions can interfere with customers’ and suppliers’ operations and increase costs. To the extent the frequency of extreme weather events increases, this could increase the cost of providing service.
Changing meteorological conditions, particularly an increased volatility in seasonal temperatures, could impact operations and result in changes to the amount, timing or location of demand for energy or the products we produce. Drilling and other crude oil and natural gas activities can be adversely affected during the winter months. Severe winter weather conditions limit and may reduce or temporarily halt operations during such conditions, leading to the decrease in drilling activity. This could result in a decrease in the volumes of crude oil, natural gas and NGLs produced from the Operator’s assets. Further, energy needs could increase or decrease as a result of extreme weather conditions depending on the duration and magnitude of any such climate changes. For example, the market for natural gas is generally improved by periods of colder weather and impaired by periods of warmer weather, so any changes in climate could affect the market for the fuels that the Operator produces. As a result, if there is an overall trend of warmer temperatures, it would be expected to affect the Operator’s financial condition through decreased revenues.
If any of these results occur, it could have an adverse effect on our assets and operations and cause increased costs in preparing for and responding to weather events. To the extent any such effects were to occur, the resulting impacts could have a material adverse effect on the Operator’s business, results of operations and financial condition.
Another consequence of climate change is the increased efforts by governments, international bodies, businesses and consumers to reduce greenhouse gases and otherwise mitigate the effects of climate change. The nature of these efforts and their effects on the Operator’s business are inherently unpredictable and subject to change. Certain regulatory responses to climate change issues are discussed below under the heading “The Operator is subject to extensive governmental regulation, which can change and could adversely impact the Operator's business.” Regulation of methane and other greenhouse gases emissions associated with oil and natural gas production could impose significant requirements and costs on the Operator’s operations.
The increased regulation of environmental emissions is expected to create greater incentives for the use of alternative energy sources. Increased demand for low-carbon or renewable energy sources (such as wind, solar geothermal, tidal and biofuels) could reduce the demand for, and the price of, hydrocarbons and therefore for the Operator’s products and services, which would lead to a reduction in revenues. Technological changes, such as developments in renewable energy and low-carbon transportation, could contribute to the energy transition and adversely affect demand for the Operator’s products.
The transition of the global energy sector from primarily a fossil fuel-based system to renewable energy sources in response to climate change could affect customers’ levels of expenditures. Political, litigation and financial risks may result in the Operator’s oil and natural gas customers restricting or canceling production activities, incurring liability for infrastructure damages as a result of climatic changes, or impairing their ability to continue to operate in an economic manner, which could reduce demand for our services and products.
Actions taken by private parties in anticipation of, or to facilitate, a transition to a lower-carbon economy would further impact the Operator’s business and financial condition. For example, activists concerned about the potential effects of climate change have recently begun to pressure sources of funding for fossil-fuel energy companies to restrict or eliminate their investment in energy-related activities. Lenders or other market participants may decline to invest in fossil fuel-related companies for reputational or regulatory reasons. Further, shareholders who are currently invested in fossil fuel companies but are concerned about the potential effects of climate change may elect in the future to shift some or all of their investments into other sectors resulting in an increase in our cost of capital. Some stakeholders, including but not limited to sovereign wealth, pension, and endowment funds, have begun divesting and promoting divestment of or screening out of fossil fuel equities and urging lenders to limit funding to companies engaged in the extraction of fossil fuel reserves. An economy-wide transition to lower greenhouse gases energy sources resulting from new government regulation and changing customer preferences would have a material adverse effect on the Operator’s business, financial condition and results of operations. Failure to effectively and timely address the energy transition would adversely affect the Operator’s business, reputation, results of operations and financial positions.
There are also increasing risks of litigation related to climate change effects. Governments and third-parties have brought suits against fossil fuel companies alleging, among other things, that such companies created public nuisances by marketing fuels that contributed to global warming effects, such as rising sea levels, and therefore are responsible for roadway and infrastructure damages as a result, or alleging that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors by failing to adequately disclose those impacts. Such litigation is becoming more common and has the potential to adversely affect the production of fossil fuels, which in turn could result in reduced demand for the Operator’s services. Climate change and the effects of energy transition could result in significant operational changes and expenditures, reduce demand for our services and adversely affect business.
Negative public perception regarding the Operator or the oil and gas industry could have an adverse effect on the Operator's operations.
Negative public perception regarding the Operator or the oil and gas industry resulting from, among other things, concerns raised by advocacy groups about hydraulic fracturing, waste disposal, oil spills, seismic activity, climate change, explosions of natural gas transmission lines and the development and operation of pipelines and other midstream facilities may lead to increased regulatory scrutiny, which may, in turn, lead to new state and federal safety and environmental laws, regulations, guidelines and enforcement interpretations. Additionally, environmental groups, landowners, local groups and other advocates may oppose the Operator's operations through organized protests, attempts to block or sabotage the Operator's operations or those of the Operator's midstream transportation providers, intervene in regulatory or administrative proceedings involving the Operator's assets or those of the Operator's midstream transportation providers, or file lawsuits or other actions designed to prevent, disrupt or delay the development or operation of the Operator's assets and business or those of our midstream transportation providers. These actions may cause operational delays or restrictions, increased operating costs, additional regulatory burdens and increased risk of litigation. Moreover, governmental authorities exercise considerable discretion in the timing and scope of permit issuance and the public may engage in the permitting process, including through intervention in the courts. Negative public perception could cause the permits the Operator requires to conduct its operations to be withheld, delayed or burdened by requirements that restrict the Operator's ability to profitably conduct its business. The change in presidential administrations and change in control of Congress may also result in increased restrictions on oil and gas production activities, which could materially adversely affect the oil and gas industry and the Operator's financial condition and results of operations.
Recently, activists concerned about the potential effects of climate change have directed their attention towards sources of funding for fossil-fuel energy companies, which has resulted in certain financial institutions, funds and other sources of capital restricting or eliminating their investment in energy-related activities. Ultimately, this could make it more difficult to secure funding for exploration and production activities. Members of the investment community have also begun to screen companies such as ours for sustainability performance, including practices related to greenhouse gases and climate change, before investing in our common units. Any efforts to improve our sustainability practices in response to these pressures may increase our costs, and we may be forced to implement technologies that are not economically viable in order to improve our sustainability performance and to meet the specific requirements to perform services for certain customers.
Increasing attention to environmental, social, and governance (“ESG”) matters, including those related to climate change and sustainability, may impact the Operator's business, reputation and ability to raise capital. Organizations now provide ESG ratings for companies based on their approach to ESG matters, including climate change and its associated risks. Investors are increasingly relying on company ESG ratings to inform their investment and voting decisions. Ultimately, this could make it more difficult to secure funding for exploration and production activities. Unfavorable ESG ratings and investment community divestment initiatives, among other actions, may lead to negative investor sentiment toward the Operator and to the diversion of investment to other industries, which could have a negative impact on the Operator’s stock price and access to and costs of capital.
Any efforts by the Operator to improve sustainability practices in response to these evolving expectations on various ESG matters, including biodiversity, waste and water, may increase the Operator’s costs and reduce profits, and the Operator may be forced to implement technologies that are not economically viable in order to improve its sustainability performance and to meet the specific requirements to perform services for certain customers. However, where the Operator is not able to meet the current and future expectations of investors, customers or other stakeholders, the Operator’s business, reputation and ability to raise capital may be adversely affected.
Further, voluntary disclosures of ESG data, and the resulting public attention to a company’s ESG performance, may result in governmental investigations and public and private litigation, or threats thereof. For example, though federal securities laws generally do not require the disclosure of ESG data except in limited instances, potential liability may arise from ESG risk disclosures made in financial filings that are materially misleading or false. Though often unsuccessful, ESG litigation can cause serious reputational damage and result in significant litigation and public relations costs.
Emerging ESG regulations could impose enforceable disclosure requirements and present the Operator with substantial risk of litigation or government investigation. In 2021, the European Union implemented ESG reporting requirements for financial market participants. In the U.S., disclosure regulations have been issued related to pension investments in California and for the responsible investment of public funds in Illinois. Additional regulation is pending in other states. On March 15, 2021, the SEC requested public input on climate change disclosures in public company filings. The increasing societal, investor and regulatory pressure on companies to address ESG matters may result in reputational damage, negative impacts on stock price and access to capital markets, reduced profits and investigations and litigation risks.
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
In addition, the amount of funds available for distribution to unitholders will be reduced by the amount of any cash reserves maintained by the Trustee in respect of anticipated future Trust expenses, including any expenses incurred by the Trustee as a result of the dissolution of the Trust. The Trustee may increase or decrease the targeted amount of the cash reserve at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders. Without limiting the foregoing, the Trustee has reviewed the adequacy and sufficiency of the existing cash reserve and determined that, commencing with the distribution to unitholders for the fourth quarter 2021 (payable in 2022), the Trustee shall begin withholding the funds otherwise available for distribution to the unitholders each quarter to increase existing cash reserves by a total of approximately $3,200,000 over a period of several quarters. Cash held in reserve will be invested as required by the trust agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to unitholders, together with interest earned on the funds.
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

Financial information of the Trust is not prepared in accordance with U.S. GAAP.

The financial statements of the Trust are prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than U.S. generally accepted accounting principles, or U.S. GAAP. Although this basis of accounting is permitted for royalty trusts by the SEC, the financial statements of the Trust differ from U.S. GAAP financial statements because net profits income is not accrued in the month of production, expenses are not recognized when incurred and cash reserves may be established for certain contingencies that would not be recorded in U.S. GAAP financial statements. See Item 8 – Financial Statements and Supplementary Data – Notes to Financial Statements – Note 2 Accounting Policies for additional information.
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
The Trust is administered by a Trustee who cannot be replaced except at a special meeting of Trust unitholders.
The business and affairs of the Trust are administered by the Trustee. Voting rights as a Trust unitholder are more limited than those of stockholders of most public corporations. For example, there is no requirement for annual meetings of Trust unitholders, and the Trust does not currently anticipate holding annual meetings. Likewise, there is no requirement for an annual or other periodic re-election of the Trustee. The Trust Agreement provides that the Trustee may only be removed and replaced by the holders of a majority of the outstanding Trust units, excluding Trust units held by the Operator, voting in person or by proxy at a special meeting of Trust unitholders at which a quorum is present called by either the Trustee or the holders of not less than 10% of the outstanding Trust units. As a result, it may be difficult for public unitholders to remove or replace the Trustee without the cooperation of holders of a substantial percentage of the outstanding Trust units.
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
In addition, the Operator has agreed that, if at any time the Trust's cash on hand (including available cash reserves) is not sufficient to pay the Trust's ordinary course expenses as they become due, it will lend funds to the Trust necessary to pay such expenses. Any such loan will be on an unsecured basis. If the Operator provides such funds to the Trust, it would become a creditor of the Trust and its interests as a creditor could conflict with the interests of unitholders. There were no loans outstanding as of December 31, 2021 or December 31, 2020.
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

The Operator's operations are subject to extensive federal, state, tribal, local and other laws, rules and regulations, including with respect to environmental matters, worker health and safety, wildlife conservation, the gathering and transportation of oil, gas and NGLs, conservation policies, reporting obligations, royalty payments, unclaimed property and the imposition of taxes. Such regulations include requirements for permits to drill and to conduct other operations and for provision of financial assurances (such as bonds) covering drilling, completion and well operations. If permits are not issued, or if unfavorable restrictions or conditions are imposed on drilling or completion activities, the Operator may not be able to conduct its operations as planned. If new or more stringent federal, state or local legal restrictions relating to drilling activities or to the hydraulic fracturing process are adopted, it could have a material adverse impact on our operations. In addition, the Operator may be required to make large, sometimes unexpected, expenditures to comply with applicable governmental laws, rules, regulations, permits or orders.
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
Pipeline Safety. The pipelines are subject to stringent and complex regulations related to pipeline safety and integrity management. The Pipeline and Hazardous Materials Safety Administration (PHMSA) has established a series of rules that require pipeline operators to develop and implement integrity management programs for gas, NGL and condensate transmission pipelines as well as for certain low stress pipelines and gathering lines transporting hazardous liquids, such as oil, that, in the event of a failure, could affect “high consequence areas.” Recent PHMSA rules have also extended certain requirements for integrity assessments and leak detections beyond high consequence areas. In December 2020, the Protecting our Infrastructure of Pipelines and Enhancing Safety Act of 2020 became law, reauthorizing PHMSA for funding through 2023 and requiring, among other things, rulemaking to amend the integrity management program, emergency response plan, operation and maintenance manual, and pressure control recordkeeping requirements for gas distribution operators; to create new leak detection and repair program obligations; and to set new minimum federal safety standards for onshore gas gathering lines. At this time, we cannot predict the cost of these requirements or other potential new or amended regulations, but they could be significant. Moreover, violations of pipeline safety regulations can result in the imposition of significant penalties.
Hydraulic Fracturing. Congress has in the past and may in the future consider legislation to regulate hydraulic fracturing by federal agencies or limit the ability of companies to engage in hydraulic fracturing. Several states have adopted or are considering adopting regulations that could impose more stringent permitting, public disclosure and/or well construction requirements on hydraulic fracturing operations. States also could elect to prohibit hydraulic fracturing altogether, as New York, Maryland, and Vermont have done. In addition, certain local governments have adopted, and additional local governments may adopt, ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. We cannot predict whether additional federal, state or local laws or regulations applicable to hydraulic fracturing will be enacted in the future and, if so, what actions any such laws or regulations would require or prohibit. If additional levels of regulation or permitting requirements were imposed on hydraulic fracturing operations, our business and operations could be subject to delays, increased operating and compliance costs and potential bans. Additional regulation could also lead to greater opposition to hydraulic fracturing, including litigation.
Climate Change. Continuing political and social attention to the issue of climate change has resulted in legislative, regulatory and other initiatives to reduce greenhouse gas emissions, such as carbon dioxide and methane. Policy makers at both the U.S. federal and state levels have introduced legislation and proposed new regulations designed to quantify and limit the emission of greenhouse gases through inventories, limitations and/or taxes on greenhouse gas emissions. EPA and the BLM have issued regulations for the control of methane emissions, which also include leak detection and repair requirements, for the oil and gas industry.
In September 2018, BLM published a final rule to repeal certain requirements of these regulations. The September 2018 rule was challenged in the U.S. District Court for the Northern District of California almost immediately after issuance. In July 2020, the U.S. District Court for the Northern District of California vacated BLM’s 2018 revision rule. In June 2016, EPA published final rules establishing new air emission controls for methane emissions from certain new, modified or reconstructed equipment and processes in the oil and natural gas source category, including production, processing, transmission and storage activities. Further, in November 2021, EPA proposed new regulations to establish comprehensive standards of performance and emission guidelines for methane from new and existing operations in the oil and gas sector, including the exploration and production, transmission, processing, and storage segments. EPA is currently seeking public comments on its proposal, which EPA hopes to finalize by the end of 2022.

Several states where the Operator operates, have imposed limitations designed to reduce methane emissions from oil and gas exploration and production activities. Legislative and state initiatives to date have generally focused on the development of renewable energy standards and/or cap-and-trade and/or carbon tax programs. Renewable energy standards (also referred to as renewable portfolio standards) require electric utilities to provide a specified minimum percentage of electricity from eligible renewable resources, with potential increases to the required percentage over time. The development of a federal renewable energy standard, or the development of additional or more stringent renewable energy standards at the state level could reduce the demand for oil and gas, thereby adversely impacting our earnings, cash flows and financial position. In general, the number of allowances available for purchase is reduced each year until the overall greenhouse gas emissions reduction goal is achieved. A cap-and-trade program generally would cap overall greenhouse gas emissions on an economy-wide basis and require major sources of greenhouse gas emissions or major fuel producers to acquire and surrender emission allowances. A federal cap-and-trade program or expanded use of cap and trade programs at the state level could impose direct costs on the Operator through the purchase of allowances and could impose indirect costs by incentivizing consumers to shift away from fossil fuels. A carbon tax could directly increase costs of operation and similarly incentivize consumers to shift away from fossil fuels.
Further, in December 2015, over 190 countries, including the United States, reached an agreement to reduce global greenhouse gas emissions. The agreement entered into force in November 2016, after over 70 countries, including the United States, ratified or otherwise consented to be bound by the agreement. In November 2019, the United States submitted formal notification to the United Nations that it intended to withdraw from the agreement. However, on January 20, 2021, President Biden signed an “Acceptance on Behalf of the United States of America” that reversed the prior withdrawal, and the United States officially rejoined the Paris Agreement on February 19, 2021. As part of rejoining the Paris Agreement, President Biden announced that the United States would commit to a 50 to 52 percent reduction from 2005 levels of greenhouse gas emissions by 2030, and set the goal of reaching net-zero greenhouse gas emissions by 2050. In addition, shortly after taking office in January 2021, President Biden issued a series of executive orders designed to address climate change. New legislation to regulate greenhouse gas emissions has also been periodically introduced in the United States Congress, but none have passed. Reentry into the Paris Agreement, new legislation, or President Biden’s executive orders may result in the development of additional regulations or changes to existing regulations, which could have a material adverse effect on our business and that of our customers.
In addition, activists concerned about the potential effects of climate change have directed their attention at sources of funding for fossil-fuel energy companies, which has resulted in an increasing number of financial institutions, funds and other sources of capital restricting or eliminating their investment in oil and natural gas activities. Ultimately, this would make it more difficult and expensive to secure funding for exploration and production activities. Members of the investment community have also begun to screen companies such as the Operator’s for sustainability performance, including practices related to greenhouse gases and climate change when making investment decisions. There is also a risk that financial institutions may adopt policies that have the effect of reducing the funding provided to the fossil fuel sector, such as the adoption of net zero financed emissions targets. Such policies may be hastened by actions under the Biden Administration, including the implementation by the Federal Reserve of any recommendations made by the Network for Greening the Financial System, a consortium of financial regulators focused on addressing climate-related risks in the financial sector. Any efforts by the Operator to improve its sustainability practices in response to these pressures may increase its costs, and it may be forced to implement technologies that are not economically viable in order to improve its sustainability performance and to meet the specific requirements to perform services for certain customers.
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
It is possible in certain circumstances for a publicly traded trust otherwise treated as a partnership, such as the Trust, to be treated as a corporation for U.S. federal income tax purposes. Although the Trust does not believe based upon its current activities that such treatment is applicable to it, a change in current law or the Trust's activities could cause the Trust to be treated as a corporation for U.S. federal income tax purposes or otherwise subject it to federal taxation as an entity.
If the Trust were treated as a corporation for U.S. federal income tax purposes, it would pay federal income tax on its taxable income at the corporate tax rate, which is currently 21%, and would likely be required to pay state income tax on its taxable income at the corporate tax rate in Oklahoma. Distributions to Trust unitholders would generally be taxed again as corporate distributions (to the extent of the Trust's current and accumulated earnings and profits), and no income, gains, losses, deductions or credits would flow through to Trust unitholders. Because a tax would be imposed upon the Trust as a corporation, its cash available for distribution to Trust unitholders would be substantially reduced. In addition, changes in current state law may subject the Trust to additional entity-level taxation by individual states. Because of state budget deficits and other reasons, several states have been evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. Imposition of any such taxes may substantially reduce the cash available for distribution to Trust unitholders. Therefore, if the Trust were treated as a corporation for U.S. federal income tax purposes or otherwise subjected to a material amount of entity-level taxation, there would be a material reduction in the anticipated cash flow and after-tax return to the Trust unitholders, likely causing a substantial reduction in the value of the Trust units.

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
The tax treatment of an investment in Trust units could be affected by potential legislative changes, possibly on a retroactive basis.
The present U.S. federal income tax treatment of publicly traded partnerships, including the Trust, or an investment in the Trust units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, from time to time, the President and members of Congress propose and consider substantive changes to the existing U.S. federal income tax laws that affect publicly traded partnerships. Such proposals, if adopted, could eliminate the qualifying income exception for publicly traded partnerships deriving qualifying income from activities relating to fossil fuels thus treating such partnerships as corporations. The Trust currently relies upon this qualifying income exemption for our treatment of the Trust as a partnership for U.S. federal income tax purposes. One such recent proposal was contained in the Biden Administration’s budget proposal released on May 28, 2021, which would repeal the application of the qualifying income exception to partnerships with income and gains from activities relating to fossil fuels for taxable years beginning after 2026. Additionally, Senate Finance Committee Chair Ron Wyden recently proposed legislation that would repeal the application of the qualifying income exception to all partnerships for taxable years beginning after 2022. The Trust is unable to predict whether any of these changes or other proposals will ultimately be enacted or will materially change interpretations of the current law, but it is possible that a change in law could affect the Trust and may, if enacted, be applied retroactively. Any such changes could have a material adverse effect on the Trust’s financial condition, cash flows, ability to make cash distributions to Trust unitholders and the value of an investment in the Trust units.

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
If the IRS makes audit adjustments to the Trust’s income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from the Trust. To the extent possible under the new rules, the Trust may elect to either pay the taxes (including any applicable penalties and interest) directly to the IRS or, if eligible, issue a revised Schedule K-1 to each unitholder with respect to an audited and adjusted return. Although the Trust may elect to have Trust unitholders take such audit adjustment into account in accordance with their interests in us during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. As a result, current Trust unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such Trust unitholders did not own units in the Trust during the tax year under audit. If, as a result of any such audit adjustment, the Trust is required to make payments of taxes, penalties and interest, cash available for distribution to Trust unitholders might be substantially reduced. Additionally, the Trust may be required to allocate an adjustment disproportionately among Trust unitholders, causing the publicly traded Trust units to have different capital accounts, unless the IRS issues further guidance.
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
A Trust unitholder whose Trust units are loaned to a “short seller” to cover a short sale of Trust units may be considered as having disposed of those Trust units. If so, the unitholder would no longer be treated for tax purposes as a partner with respect to those Trust units during the period of the loan and may recognize gain or loss from the disposition.
Because a Trust unitholder whose Trust units are loaned to a “short seller” to cover a short sale of Trust units may be considered as having disposed of the loaned Trust units, the unitholder may no longer be treated for tax purposes as a partner with respect to those Trust units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan to the short seller, any of the Trust's income, gain, loss or deduction with respect to those Trust units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those Trust units could be fully taxable as ordinary income.
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

PART II
ITEM 5.     Market for Units of the Trust, Related Unitholder Matters and Trust Purchases of Units

Common Units Representing Beneficial Interests
As of March 17, 2022, 46,750,000 common units representing beneficial interests in the Trust were outstanding and held by 14 certified unitholders of record.
The Trust's common units began trading on March 2, 2020 under the symbol "CHKR" on the OTC Pink. Previously the Trust's common units were listed and traded on the New York Stock Exchange.
Pursuant to the Trust Agreement, if at any time the Trust's cash on hand (including cash reserves) is not sufficient to pay the Trust's ordinary course expenses as they become due, the Operator will loan funds to the Trust necessary to pay such expenses. Any funds loaned by the Operator pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust's business, and may not be used to satisfy Trust indebtedness for borrowed money of the Trust. If the Operator loans funds pursuant to this commitment, unless the Operator agrees otherwise, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. As of December 31, 2021 and December 31, 2020 there were no loans outstanding.
Equity Compensation Plans
The Trust does not have any employees and, therefore, does not maintain any equity compensation plans.
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities
None.
ITEM 6.     Selected Financial Data
Distributable Income
The following is a summary of royalty income, interest income and distributable income for the years ended December 31, 2021, 2020, 2019, 2018, and 2017.

	Years Ended December 31,
	2021	2020	2019	2018	2017
	($ in thousands, except per unit data)
Royalty income	$8,697	$4,947	$9,806	$13,504	$15,665
Distributable income	$6,540	$3,396	$7,629	$11,296	$13,311
Distributable income per common unit	$0.1399	$0.0727	$0.1632	$0.2416	$0.3577

Assets, Liabilities and Trust Corpus
The following is the balance of total assets, total liabilities and trust corpus as of December 31, 2021, 2020, 2019, 2018, and 2017.

	December 31,
	2021	2020	2019	2018	2017
	($ in thousands, except per unit data)
Total Assets	$11,240	$13,147	$21,805	$24,378	$28,372
Total Liabilities	$—	$—	$—	$—	$768
Trust Corpus	$11,240	$13,147	$21,805	$24,378	$27,604

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
Recent Developments
Tapstone's Agreement to be acquired by Diversified on October 6, 2021, Tapstone Holdings, the parent of Tapstone, entered into the Merger Agreement with Diversified, the parent of Diversified Production, and certain of its affiliates, including Diversified Production. Upon the terms and subject to the conditions set forth in the Merger Agreement, a wholly owned subsidiary of Diversified merged with and into Tapstone Holdings with Tapstone Holdings as the surviving entity, resulting in Tapstone Holdings and Tapstone becoming wholly owned subsidiaries of Diversified. The terms and conditions of the Merger Agreement were fulfilled on December 7, 2021, and Tapstone Holdings became a wholly owned subsidiary of Diversified.
Tapstone’s right, title and interest in and to, and all of their duties and obligations under all documents related to the Trust, including the Amended and Restated Trust Agreement (dated as of November 16, 2011), the Administrative Services Agreement (dated as of November 16, 2011) and the related royalty interest conveyances remain unchanged as a result of the Merger, although there have been certain changes in the management of the
Underlying Properties. However, as a result of the Merger, Diversified may be deemed the beneficial owner of the 23,750,000 common units of the Trust, held by Tapstone, representing all of Tapstone’s 50.8% beneficial ownership interest in the Trust immediately prior to the effective time of the Merger.
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
The Trust is required to make quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s administrative expenses, on or about 60 days following the completion of each calendar quarter through (and including) the quarter ending June 30, 2031. During the year ended December 31, 2021, four distributions were paid. See Liquidity and Capital Resources below and Note 5 to the financial statements contained in Part II, Item 8 of this Annual Report for more information regarding the distributions.
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
Results of Trust Operations
Below is a discussion of changes in our results of operations for 2021 compared to 2020. A discussion of changes in our results of operations for 2020 compared to 2019 has been omitted from this Form 10-K, but may be found in Part II, Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations of our Form 10-K for the year ended December 31, 2020 as filed with the SEC on March 19, 2021.
The quarterly payments to the Trust with respect to the Royalty Interests are based on the amount of proceeds actually received by the Operator during the preceding calendar quarter. Proceeds from production are typically received by the Operator approximately one month after the month of production. Due to the timing of the payment of production proceeds, quarterly distributions made by the Operator to the Trust generally include royalties attributable to sales of oil, natural gas and NGL for three months, comprised of the first two months of the quarter just ended and the last month of the quarter prior to that one. The Operator is required to make the Royalty Interest payments to the Trust within 35 days of the end of each calendar quarter. During the year ended December 31, 2021, the Trust received payments on the Royalty Interests representing royalties attributable to proceeds from sales of oil, natural gas and NGL for September 1, 2020 through August 31, 2021. During the year ended December 31, 2020, the payments received by the Trust represented royalties attributable to proceeds from sales of oil, natural gas and NGL for September 1, 2019 through August 31, 2020.
The Trust's revenues and distributable income available to unitholders have been adversely affected throughout 2021 by a decline in production. Due to natural declines, the Trust expects production to decline further and expects distributable income to continue to be adversely affected.
During the year ended December 31, 2021 the Trust recognized impairments of $0.8 million of the Royalty Interests as a result of lower commodity prices. During the year ended December 31, 2020 the Trust recognized impairments of $6.5 million of the Royalty Interests as a result of lower commodity prices. See Note 2 to the financial statements contained in Part II, Item 8 of this Annual Report for further discussion of the impairment analysis.
Distributable Income.  The Trust's distributable income was $6.5 million for the year ended December 31, 2021, compared to $3.4 million for the year ended December 31, 2020.
The $3.1 million increase from 2020 to 2021 was primarily due to an increase in the average realized prices received from sales of oil, natural gas and NGL offset by a decrease in production volumes in the production period from September 1, 2020 to August 31, 2021 (the "2021 production period") as compared to the production period from September 1, 2019 to August 31, 2020 (the "2020 production period"). See Royalty Income below for information regarding average prices received and sales volumes.
On a per unit basis, cash distributions during the year ended December 31, 2021 and attributable to the 2021 production period were $0.1399 per common unit as compared to $0.0727 per common unit for the year ended December 31, 2020 and attributable to the 2020 production period. Distributable income for the production periods described above was calculated as follows:

	Years Ended December 31,
	2021	2020
	($ in thousands, except per unit data)
Revenues:
Royalty income(1)	$8,697	$4,947
Total revenues	8,697	4,947
Expenses:
Production taxes	(590)	36
Trust administrative expenses(2)	(1,370)	(1,307)
Total expenses	(1,960)	(1,271)
Cash withheld to increase cash reserves(3)	(197)	(280)
Distributable income available to unitholders	$6,540	$3,396

Distributable income per common unit (46,750,000 units)	$0.1399	$0.0727
 _____________________________________________________
(1)Net of certain post-production expenses.
(2)Includes the annual change in cash advance resulting in a decrease in administrative expenses totaling $0.15 million in 2021 and an increase in administrative expenses totaling $0.25 million in 2020.
(3)The Trustee may increase or decrease the targeted amount of the cash reserve at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders. Without limiting the foregoing, the Trustee has reviewed the adequacy and sufficiency of the existing cash reserve and determined that, commencing with the distribution to unitholders for the fourth quarter 2021 (payable in 2022), the Trustee shall begin withholding the funds otherwise available for distribution to the unitholders each quarter to increase existing cash reserves by a total of approximately $3,200,000 over a period of several quarters. Cash held in reserve will be invested as required by the trust agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to unitholders, together with interest earned on the funds.
Royalty Income.  Royalty income to the Trust for the year ended December 31, 2021, and attributable to the 2021 production period, totaled $8.7 million based upon sales of production attributable to the Royalty Interests of 48 mbbls of oil, 1,310 mmcf of natural gas and 151 mbbls of NGL. Total production attributable to the Royalty Interests for the 2021 production period was 417 mboe. Average prices received for oil, natural gas and NGL production, including the impact of certain post-production expenses and excluding production taxes, during the

2021 production period were $53.32 per bbl of oil, $2.39 per mcf of natural gas and $20.05 per bbl of NGL, respectively.
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
The increase in the average price received per boe in the 2021 production period compared to the 2020 production period resulted in a $4.6 million increase in royalty income. Decreased sales volumes resulted in a $0.8 million decrease in royalty income, for a net increase in royalty income of $3.8 million.
Production Taxes.  Production taxes are calculated as a percentage of oil, natural gas and NGL revenues, net of any applicable tax credits. Production taxes for the year ended December 31, 2021, and attributable to the 2021 production period, totaled $0.6 million, or $1.41 per boe, or approximately 6.8% of royalty income, as compared to a credit of $36 thousand, or a credit of $0.07 per boe, or approximately 0.7% of royalty income for the year ended December 31, 2020, and attributable to the 2020 production period. The increase in production taxes per boe from 2020 to 2021 was primarily due to prior period tax refunds received in 2020.
Trust Administrative Expenses. Trust administrative expenses, including additional cash reserves, for the years ended December 31, 2021 and 2020 totaled $1.4 million and $1.3 million, respectively. Trust administrative expenses primarily consist of the administrative fees paid to the Trustee and the Administrative Servicer and costs for accounting and legal services.
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
The Trust is required to make quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s administrative expenses, on or about 60 days following the completion of each calendar quarter through (and including) the quarter ending June 30, 2031. During the year ended December 31, 2021, four distributions were paid. The 2021 first quarter distribution of $0.0063 per common unit to common unitholders consisting of proceeds attributable to production from September 1, 2020 through November 30, 2020, was made on March 1, 2021 to record unitholders as of February 19, 2021. The 2021 second quarter distribution of $0.0467 per common unit, consisting of proceeds attributable to production from December 1, 2020 through February 28, 2021, was made on June 1, 2021 to record unitholders as of May 20, 2021. The 2021 third quarter distribution of $0.0373 per common unit, consisting of proceeds attributable to production from March 1, 2021 through May 31, 2021, was made on August 30, 2021 to record unitholders as of August 19, 2021. The 2021 fourth quarter distribution of $0.0496 per common unit, consisting of proceeds attributable to production from June 1, 2021 through August 31, 2021, was made on November 29, 2021 to record unitholders as of November 19, 2021.

The following is a summary of distributable income and distributable income per common unit by quarter for the years ended December 31, 2021 and 2020 (in thousands except per unit amounts):

2021	Q1	Q2	Q3	Q4	Total
Distributable income	$294	$2,182	$1,744	$2,320	$6,540
Distributable income per common unit	$0.0063	$0.0467	$0.0373	$0.0496	$0.1399

2020	Q1	Q2	Q3	Q4	Total
Distributable income	$1,733	$1,361	$247	$55	$3,396
Distributable income per common unit	$0.0371	$0.0291	$0.0053	$0.0012	$0.0727
On February 3, 2022, the Trust announced that a cash distribution of $0.0667 per common unit consisting of proceeds attributable to production from September 1, 2021 to November 30, 2021, to common unitholders of record, as of February 21, 2022 would be paid on March 3, 2022. See Note 6 to the financial statements contained in Part II, Item 8 of this Annual Report for additional information regarding the distribution paid on March 3, 2022 to record unitholders as of February 21, 2022.
The Trustee may increase or decrease the targeted amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders. Without limiting the foregoing, the Trustee has reviewed the adequacy and sufficiency of the existing cash reserve and determined that, commencing with the distribution to unitholders for the fourth quarter 2021 (payable in 2022), the Trustee shall begin withholding the funds otherwise available for distribution to unitholders each quarter to increase existing cash reserves by a total of approximately $3,200,000 over a period of several quarters. Cash held in reserve will be invested as required by the trust agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to unitholders, together with interest earned on the funds.
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
Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including cash reserves) is not sufficient to pay the Trust’s ordinary course expenses as they become due, the Operator will loan funds to the Trust necessary to pay such expenses. Any funds loaned by the Operator pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness for borrowed money of the Trust. If the Operator loans funds pursuant to this commitment, unless the Operator agrees otherwise, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. In March 2019, the Trust's cash on hand (including cash reserves) was insufficient to pay the Trust's ordinary course expenses as they became due. As of December 31, 2021 and December 31, 2020, there were no loans outstanding.
Off-Balance Sheet Arrangements
The Trust has no off-balance sheet arrangements. The Trust has not guaranteed the debt of any other party, nor does the Trust have any other arrangements or relationships with other entities that could potentially result in unconsolidated debt, losses or contingent obligations.
Critical Accounting Policies
Basis of Accounting. Financial statements of the Trust differ from financial statements prepared in accordance with GAAP as the Trust records revenues when received and expenses when paid and may also establish certain cash reserves for contingencies that would not be accrued in financial statements prepared in accordance with GAAP. This non-GAAP, comprehensive basis of accounting corresponds to the accounting principles permitted for royalty trusts by the SEC as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts. The financial statements of the Trust, as prepared on a modified cash basis, reflect the Trust's assets, trust corpus, earnings and distributions as follows:
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

ITEM 8.     Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Trustee and Unitholders
Chesapeake Granite Wash Trust

Opinion on the financial statements
We have audited the accompanying statement of assets and trust corpus of Chesapeake Granite Wash Trust (the “Trust”) as of December 31, 2021, and the related statements of distributable income and changes in trust corpus for the year ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the assets and trust corpus of the Trust as of December 31, 2021, and its distributable income and its changes in trust corpus for the year ended December 31, 2021, in conformity with the modified cash basis of accounting described in Note 2 to the financial statements.

Basis of accounting
We draw attention to Note 2 of the financial statements, which describes the basis of accounting. The financial statements are prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

Basis for opinion
These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on the Trust’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by the Trustee, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical audit matters
Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the Trustee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Trust’s auditor since 2021.

Oklahoma City, Oklahoma
March 21, 2022

Report of Independent Registered Public Accounting Firm

To the Unitholders of Chesapeake Granite Wash Trust and The Bank of New York Mellon Trust Company, N.A., as Trustee

Opinion on the Financial Statements

We have audited the statement of assets and trust corpus of Chesapeake Granite Wash Trust (the “Trust”) as of December 31, 2020, and the related statements of distributable income and changes in trust corpus for each of the two years in the period ended December 31, 2020, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the assets and trust corpus of the Trust as of December 31, 2020, and its distributable income and its changes in trust corpus for each of the two years in the period ended December 31, 2020 in conformity with the modified cash basis of accounting described in Note 2.

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

/s/ PricewaterhouseCoopers LLP

Oklahoma City, Oklahoma
March 19, 2021

We served as the Trust’s auditor from 2011 to 2020.

CHESAPEAKE GRANITE WASH TRUST
STATEMENTS OF ASSETS AND TRUST CORPUS

	December 31,
	2021	2020
	($ in thousands)
ASSETS:
Cash and cash equivalents	$2,093	$1,738

Investment in royalty interests	487,793	487,793
Less: accumulated amortization	(478,646)	(476,384)
Net investment in royalty interests	9,147	11,409
Total assets	$11,240	$13,147
TRUST CORPUS:
Trust corpus; 46,750,000 common units issued and outstanding	11,240	13,147
Total Trust corpus	$11,240	$13,147

The accompanying notes are an integral part of these financial statements.

CHESAPEAKE GRANITE WASH TRUST
STATEMENTS OF DISTRIBUTABLE INCOME

	Years Ended December 31,
	2021	2020	2019
	($ in thousands, except per unit data)
REVENUES:
Royalty income	$8,697	$4,947	$9,806
Total revenues	8,697	4,947	9,806
EXPENSES:
Production taxes	(590)	36	(525)
Trust administrative expenses	(1,370)	(1,307)	(1,335)
Total expenses	(1,960)	(1,271)	(1,860)
Cash reserves withheld	(197)	(280)	(317)
Distributable income available to unitholders	$6,540	$3,396	$7,629

Distributable income per common unit (46,750,000 units)	$0.1399	$0.0727	$0.1632

CHESAPEAKE GRANITE WASH TRUST
STATEMENTS OF CHANGES IN TRUST CORPUS

	Years Ended December 31,
	2021	2020	2019
	($ in thousands)
TRUST CORPUS: Beginning of period	$13,147	$21,805	$24,378
Cash reserve surplus	355	138	263
Amortization of investment in royalty interests	(1,425)	(2,288)	(2,836)
Impairment of investment in royalty interests	(837)	(6,508)	—
Distributable income available to unitholders	6,540	3,396	7,629
Distributions paid to unitholders(1)	(6,540)	(3,396)	(7,629)
TRUST CORPUS: End of period	$11,240	$13,147	$21,805
(1)See Note 5 - Distributions to Unitholders.

The accompanying notes are an integral part of these financial statements.

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS

1.Organization of the Trust
Chesapeake Granite Wash Trust (the “Trust”) is a statutory trust formed in June 2011 under the Delaware Statutory Trust Act pursuant to an initial trust agreement by and among Chesapeake Energy Corporation ("Chesapeake"), as Trustor, The Bank of New York Mellon Trust Company, N.A, as Trustee (the “Trustee”), and the Delaware Trustee (the “Delaware Trustee”).
The Trust was created to own royalty interests in the Producing Wells and Development Wells (as defined herein) (the “Royalty Interests”) for the benefit of Trust unitholders pursuant to a trust agreement dated as of June 29, 2011, and subsequently amended and restated as of November 16, 2011 by and among Tapstone Energy, LLC ("Tapstone") (as successor to Chesapeake and Chesapeake Exploration, L.L.C., a wholly owned subsidiary of Chesapeake), the Trustee and the Delaware Trustee (the “Trust Agreement”). The Royalty Interests are derived from Chesapeake’s interests in the Underlying Properties, all of which are located within an area of mutual interest (the "AMI") in the Colony Granite Wash play in Washita County in the Anadarko Basin of western Oklahoma. Chesapeake conveyed the Royalty Interests to the Trust from (a) Chesapeake’s interests in the Producing Wells and (b) Chesapeake’s interests in the Development Wells that have since been drilled on properties held by Chesapeake within the AMI. Pursuant to a development agreement with the Trust, Chesapeake was obligated to drill, cause to be drilled or participate as a non-operator in the drilling of the 118 Development Wells by June 30, 2016. Additionally, based on Chesapeake’s assessment of the ability of a Development Well to produce in paying quantities, Chesapeake was obligated to either complete and tie into production or plug and abandon each Development Well. Chesapeake retained an interest in each of the Producing Wells and Development Wells and currently operates 96% of the Producing Wells and the completed Development Wells. As of June 30, 2016, Chesapeake had fulfilled its drilling obligation under the development agreement.
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
On December 11, 2020, Tapstone acquired 23,750,000 common units and the Underlying Properties of the Trust from Chesapeake in a 363 transaction under the Bankruptcy Code. All of Chesapeake’s responsibilities and obligations regarding the Trust transferred to Tapstone in connection with the acquisition, pursuant to the Assignment Agreement. As such, duties previously performed by Chesapeake with respect to the Trust will now be performed by Tapstone and all agreements between Chesapeake and the Trust transfer from Chesapeake to Tapstone.
On October 6, 2021, Tapstone Holdings, the parent of Tapstone, entered into the Merger Agreement with Diversified, the parent of Diversified Production, and certain of its affiliates, including Diversified Production. Upon the terms and subject to the conditions set forth in the Merger Agreement, a wholly owned subsidiary of Diversified merged with and into Tapstone Holdings with Tapstone Holdings as the surviving entity, resulting in Tapstone Holdings and Tapstone becoming wholly owned subsidiaries of Diversified. The terms and conditions of the Merger

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS – (Continued)
Agreement were fulfilled on December 7, 2021, and Tapstone Holdings became a wholly owned subsidiary of Diversified.
Tapstone’s right, title and interest in and to, and all of their duties and obligations under all documents related to the Trust (including the Amended and Restated Trust Agreement (dated as of November 16, 2011), the Administrative Services Agreement (dated as of November 16, 2011) and the related royalty interest conveyances) remain unchanged as a result of the Merger, although there have been certain changes in the management of the
Underlying Properties. However, as a result of the Merger, Diversified may be deemed the beneficial owner of the 23,750,000 common units of the Trust, held by Tapstone, representing all of Tapstone’s 50.8% beneficial ownership interest in the Trust immediately prior to the effective time of the Merger.
The Trust will dissolve and begin to liquidate on the Termination Date, and will soon thereafter wind up its affairs and terminate. At the Termination Date, (a) the Term Royalties will revert automatically to the Operator and (b) the Perpetual Royalties will be retained by the Trust and thereafter sold. The net proceeds of the sale of the Perpetual Royalties, as well as any remaining Trust cash reserves, will be distributed to the unitholders on a pro rata basis. The Operator will have a right of first refusal to purchase the Perpetual Royalties retained by the Trust at the Termination Date.
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
2.Accounting Policies
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

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS – (Continued)
Risks and Uncertainties. The Trust’s revenue and distributions are substantially dependent upon the prevailing and future prices for oil, natural gas and NGL, each of which depends on numerous factors beyond the Trust’s control such as economic conditions, regulatory developments and competition from other energy sources. Oil, natural gas and NGL prices historically have been volatile and may be subject to significant fluctuations in the future, which would have an impact on revenues and distributable income. The Trust does not have the ability to enter into derivative contracts to mitigate the effect of this price volatility.
The Trust's revenues and distributable income available to unitholders have been adversely affected throughout 2020 and 2021 due to natural declines in production. The Trust expects production to decline further and expects distributable income to continue to be adversely affected. On February 3, 2022, the Trust declared a cash distribution of $0.0667 per common unit, consisting of proceeds attributable to production from September 1, 2021 to November 30, 2021. The distribution was paid on March 3, 2022 to record unitholders as of February 21, 2022. See Note 5 for information regarding prior distributions paid and Note 6 for information regarding the distribution paid on March 3, 2022.
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
On a quarterly basis, the Trust evaluates the carrying value of the Investment in Royalty Interests under the full cost accounting rules of the SEC. This quarterly review is referred to as a ceiling test. Under the ceiling test, the carrying value of the Investment in Royalty Interests may not exceed an amount equal to the sum of the present value (using a 10% discount rate) of the estimated future net revenues from proved reserves. Due to the decrease in commodity prices, the present value of the estimated future net revenues from proved reserves were below the carrying value of the Investment in Royalty Interest, resulting in an impairment recognized for $0.8 million and $6.5 million for the years ended December 31, 2021 and 2020, respectively. During the year ended December 31, 2019, the Trust recognized no impairment of the Royalty Interests.
Loan Commitment.  Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course expenses as they become due, the Operator will loan funds to the Trust necessary to pay such expenses. Such loans will be recorded as a liability on the Statements of Assets, Liabilities and Trust Corpus until repaid. A loan neither increases nor decreases distributions to unitholders; however, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount and unless the Operator agrees otherwise) until the loan is repaid. There were no loans outstanding as of December 31, 2021 and December 31, 2020.
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

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS – (Continued)
provided by affiliates of the Operator. Cash distributions to unitholders will be reduced by the Trust’s general and administrative expenses.
Trust administrative expenses for the years ended December 31, 2021 and 2020 generally includes administrative expenses related to invoices paid between the periods of November 1, 2020 to October 31, 2021 and November 1, 2019 to October 31, 2020, respectively. Trust administrative expenses also includes a change in cash advance that estimates three months of subsequent Trust administration expense payments each quarter.
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
4.Related Party Transactions
Sale of Underlying Properties. On December 11, 2020, Tapstone acquired 23,750,000 common units and the Underlying Properties of the Trust from Chesapeake in a 363 transaction under the Bankruptcy Code. All of Chesapeake’s responsibilities and obligations regarding the Trust transferred to Tapstone in connection with the acquisition. As such, duties previously performed by Chesapeake with respect to the Trust are now performed by Tapstone and all agreements between Chesapeake and the Trust transfer from Chesapeake to Tapstone. Tapstone has served as the Administrative Servicer through the filing of this Annual Report with the SEC as of December 11, 2020, Tapstone is the Operator and assumes all agreements entered between the Operator and the Trust.
On October 6, 2021, Tapstone Holdings, the parent of Tapstone, entered into the Merger Agreement with Diversified, the parent of Diversified Production, and certain of its affiliates, including Diversified Production. Upon the terms and subject to the conditions set forth in the Merger Agreement, a wholly owned subsidiary of Diversified merged with and into Tapstone Holdings with Tapstone Holdings as the surviving entity, resulting in Tapstone Holdings and Tapstone becoming wholly owned subsidiaries of Diversified. Tapstone’s right, title and interest in and to, and all of their duties and obligations under all documents related to the Trust, including the Amended and Restated Trust Agreement (dated as of November 16, 2011), the Administrative Services Agreement (dated as of November 16, 2011) and the related royalty interest conveyances remain unchanged as a result of the Merger, although there have been certain changes in the management of the Underlying Properties. The terms and conditions of the Merger Agreement were fulfilled on December 7, 2021, and Tapstone Holdings became a wholly owned subsidiary of Diversified (the “Merger”).
Trustee Administrative Fee.  Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $175,000 to the Trustee, paid in equal quarterly installments. The administrative fee may be adjusted for inflation by no more than 3% in any calendar year beginning in 2015. The Trustee's annual administrative fees were adjusted upward by 1.9% in 2019, 2.3% in 2020 and 1.4% in 2021 to the current amount of $192,831.
Agreements with the Administrative Servicer.  In connection with the initial public offering and the conveyance of the Royalty Interests to the Trust, the Trust entered into an administrative service agreement, a development agreement and a Registration Rights Agreement with the Administrative Servicer.
Pursuant to the Administrative Services Agreement, the Administrative Servicer provides the Trust with certain accounting, tax preparation, bookkeeping and information services related to the Royalty Interests and the Registration Rights Agreement. In return for the services provided by the Administrative Servicer under the Administrative Services Agreement, the Trust pays the Administrative Servicer, in equal quarterly installments, an annual fee of $200,000, which will remain fixed for the life of the Trust. The Administrative Servicer is also entitled to receive reimbursement for its actual out-of-pocket fees, costs and expenses incurred in connection with the provision of any of the services under the agreement. The Administrative Servicer was paid approximately $212,000, $275,000 and $164,000 in fees and reimbursements in 2021, 2020 and 2019, respectively. Variances in fees and reimbursements paid is primarily due to the timing of payments.

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS – (Continued)
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
Loan Commitment. Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including available cash reserves) is insufficient to pay the Trust’s ordinary course expenses as they become due, the Operator will loan funds to the Trust necessary to pay such expenses. Any funds loaned by the Operator pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness for borrowed money of the Trust. If the Operator loans funds pursuant to this commitment, unless the Operator agrees otherwise, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. In March 2019, the Trust's cash on hand (including cash reserves) was insufficient to pay the Trust's ordinary course expenses as they became due. There were no loans outstanding as of December 31, 2021 or December 31, 2020.
5.Distributions to Unitholders
The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s expenses, approximately 60 days following the completion of each quarter through (and including) the quarter ending June 30, 2031.
For the years ended December 31, 2021, 2020 and 2019 the Trust declared and paid the following cash distributions:

Production Period	Distribution Date	Cash Distribution per Common Unit
June 2021 – August 2021	November 29, 2021	$0.0496
March 2021 - May 2021	August 30, 2021	$0.0373
December 2020 - February 2021	June 1, 2021	$0.0467
September 2020 - November 2020	March 1, 2021	$0.0063

June 2020 – August 2020	November 29, 2020	$0.0012
March 2020 - May 2020	August 31, 2020	$0.0053
December 2019 - February 2020	June 1, 2020	$0.0291
September 2019 - November 2019	March 2, 2020	$0.0371

June 2019 – August 2019	November 29, 2019	$0.0374
March 2019 - May 2019	August 29, 2019	$0.0323
December 2018 - February 2019	May 30, 2019	$0.0303
September 2018 - November 2018	March 1, 2019	$0.0631

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS – (Continued)
6. Subsequent Events
Subsequent Distribution. The Trust's quarterly income available for distribution was $0.0667 per common unit for the production period from September 1, 2021 to November 30, 2021. On February 3, 2022, the Trust declared a cash distribution of $0.0667 per common unit attributable to such production period. The distribution was paid on March 3, 2022 to record unitholders as of February 21, 2022. All Trust unitholders share on a pro rata basis in the Trust's distributable income.
Distributable income attributable to production from September 1, 2021 to November 30, 2021, was calculated as follows (in thousands except for unit and per unit amounts):

Revenues:
Royalty income(1)	$3,693
Expenses:
Production taxes	(263)
Trust administrative expenses(2)	(211)
Total expenses	(474)
Cash withheld to increase cash reserves(3)	(99)
Distributable income available to unitholders	$3,120

Distributable income per common unit (46,750,000 units)	$0.0667
 ___________________________________________________
(1)Net of certain post-production expenses.
(2)Includes the quarterly change in cash advance resulting in a decrease in administrative expenses totaling $0.10 million
(3)The Trustee may increase or decrease the targeted amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders. Without limiting the foregoing, the Trustee has reviewed the adequacy and sufficiency of the existing cash reserve and determined that, commencing with the distribution to unitholders for the fourth quarter 2021 (payable in 2022), the Trustee shall begin withholding the funds otherwise available for distribution to unitholders each quarter to increase existing cash reserves by a total of approximately $3,200,000 over a period of several quarters. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to unitholders, together with interest earned on the funds.

CHESAPEAKE GRANITE WASH TRUST
SUPPLEMENTARY INFORMATION

Quarterly Financial Data (unaudited)
The following is a summary of royalty income and distributable income by quarter for 2021 and 2020:

	Year Ended December 31, 2021
	Q1	Q2	Q3	Q4	2021
	($ in thousands, except per unit data)
Royalty income	$954	$2,546	$2,299	$2,898	$8,697
Distributable income	$294	$2,182	$1,744	$2,320	$6,540
Distributable income per common unit	$0.0063	$0.0467	$0.0373	$0.0496	$0.1399

	Year Ended December 31, 2020
	Q1	Q2	Q3	Q4	2020
	($ in thousands, except per unit data)
Royalty income	$2,016	$1,788	$376	$767	$4,947
Distributable income	$1,733	$1,361	$247	$55	$3,396
Distributable income per common unit	$0.0371	$0.0291	$0.0053	$0.0012	$0.0727

Supplemental Disclosures About Oil, Natural Gas and NGL Producing Activities (unaudited)
Net Capitalized Costs. Capitalized costs related to the Trust's oil, natural gas and NGL producing activities are summarized as follows:

	December 31,
	2021	2020
	($ in thousands)
Oil and natural gas properties:
Proved	$487,793	$487,793
Unproved	—	—
Total	487,793	487,793
Less accumulated amortization	(478,646)	(476,384)
Net capitalized costs	$9,147	$11,409
The Royalty Interests originally conveyed to the Trust by Chesapeake consist of interests in proved properties only. The Trust capitalized approximately $487.8 million for the properties conveyed to the Trust concurrent with the initial public offering.
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

CHESAPEAKE GRANITE WASH TRUST
SUPPLEMENTARY INFORMATION – (Continued)
Results of Operations from Oil, Natural Gas and NGL Producing Activities. The Operator's results of operations from oil, natural gas and NGL producing activities for the Trust's interest are presented below for the years ended December 31, 2021, 2020 and 2019. The following table includes revenues and expenses associated directly with the Trust's oil and natural gas producing activities. Production expenses and production taxes are deducted by the Operator prior to remittance of royalty income to the Trust. The following calculation does not include any interest income or general and administrative costs and, therefore, is not necessarily indicative of distributable income:

	Years Ended December 31,
	2021	2020	2019
	($ in thousands)
Sales of oil, natural gas and NGL	$8,697	$4,947	$9,806
Production taxes	(590)	36	(525)
Amortization of investment in royalty interests	(1,425)	(2,288)	(2,836)
Impairment of investment in royalty interests	(837)	(6,508)	—
Results of operations from oil, natural gas and NGL producing activities	$5,845	$(3,813)	$6,445
The following oil, natural gas and NGL information was prepared on an accrual basis, which is the basis upon which the Operator maintains its records and is different from the modified cash basis on which the Trust financial statements are prepared. A reconciliation of information presented on the modified cash basis to the accrual basis for the year ended December 31, 2021 is as follows:

		For the Period Ended
Year Ended December 31, 2021	Modified Cash Basis(1)	September 1, 2020 to December 31, 2020	September 1, 2021 to December 31, 2021	Accrual Basis(2)
Production Data:
Oil (mbbl)	48	(13)	19	54
Natural Gas (mmcf)	1,310	(401)	373	1,282
NGL (mbbl)	151	(26)	38	163
Total (mboe)	417	(107)	121	431

Royalty income (in thousands)	$8,697	$(915)	$4,154	$11,936
Production taxes (in thousands)	(590)	231	(492)	(851)
	$8,107	$(684)	$3,662	$11,085
 ___________________________________________________
(1)Oil, natural gas and NGL volumes attributable to the Royalty Interests and related revenues and expenses included in the Operator's 2021 net revenue distributions to the Trust. Represents oil, natural gas and NGL production from September 1, 2020 to August 31, 2021.
(2)Oil, natural gas and NGL volumes attributable to the Royalty Interests and related revenues and expenses, presented on an accrual basis, from January 1, 2021 through December 31, 2021, a portion of which will be reflected on the modified cash basis in distributable income in subsequent quarters.

CHESAPEAKE GRANITE WASH TRUST
SUPPLEMENTARY INFORMATION – (Continued)
A reconciliation of information presented on the modified cash basis to the accrual basis for the year ended December 31, 2020 is as follows:

		For the Period Ended
Year Ended December 31, 2020	Modified Cash Basis(1)	September 1, 2019 to December 31, 2019	September 1, 2020 to December 31, 2020	Accrual Basis(2)
Production Data:
Oil (mbbl)	63	(26)	13	50
Natural Gas (mmcf)	1,708	(632)	401	1,477
NGL (mbbl)	152	(43)	26	135
Total (mboe)	499	(174)	107	432

Royalty income (in thousands)	$4,947	$(2,153)	$915	$3,709
Production taxes (in thousands)	36	93	(231)	(102)
	$4,983	$(2,060)	$684	$3,607
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

CHESAPEAKE GRANITE WASH TRUST
SUPPLEMENTARY INFORMATION – (Continued)
Estimated Oil, Natural Gas and NGL Reserve Quantities. The Trust's independent petroleum engineering firm, NSAI, estimated all of the proved reserves as of December 31, 2021 for the Royalty Interests. The qualifications of the technical person at NSAI primarily responsible for overseeing the firm's preparation of the Trust's reserve estimates are set forth below.
•over 30 years of practical experience in the estimation and evaluation of reserves;
•licensed professional engineer in the State of Texas; and
•Bachelor of Science in Mechanical Engineering, Bachelor of Science in Geology and Master of Science in Geology.
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

CHESAPEAKE GRANITE WASH TRUST
SUPPLEMENTARY INFORMATION – (Continued)
Presented below is a summary of changes in estimated reserves of the Royalty Interests for 2021, 2020 and 2019.

	December 31, 2021
	Oil	Natural Gas	NGL	Total
	(mbbl)	(mmcf)	(mbbl)	(mboe)
Proved reserves, beginning of period	274	9,390	897	2,736
Revisions of previous estimates, price(1)	125	4,543	434	1,316
Revisions of previous estimates, other(2)	40	105	188	246
Production	(54)	(1,282)	(163)	(431)
Proved reserves, end of period	385	12,756	1,356	3,867

Proved developed reserves:
Beginning of period	274	9,390	897	2,736
End of period	385	12,756	1,356	3,867

Proved undeveloped reserves:
Beginning of period	—	—	—	—
End of period	—	—	—	—

	December 31, 2020
	Oil	Natural Gas	NGL	Total
	(mbbl)	(mmcf)	(mbbl)	(mboe)
Proved reserves, beginning of period	438	14,631	1,298	4,175
Revisions of previous estimates, price(3)	(10)	(186)	(7)	(48)
Revisions of previous estimates, other(4)	(104)	(3,578)	(259)	(959)
Production	(50)	(1,477)	(135)	(432)
Proved reserves, end of period	274	9,390	897	2,736

Proved developed reserves:
Beginning of period	438	14,631	1,298	4,175
End of period	274	9,390	897	2,736

Proved undeveloped reserves:
Beginning of period	—	—	—	—
End of period	—	—	—	—

CHESAPEAKE GRANITE WASH TRUST
SUPPLEMENTARY INFORMATION – (Continued)

	December 31, 2019
	Oil	Natural Gas	NGL	Total
	(mbbl)	(mmcf)	(mbbl)	(mboe)
Proved reserves, beginning of period	511	17,261	1,687	5,075
Revisions of previous estimates, price(5)	(68)	(2,698)	(244)	(761)
Revisions of previous estimates, other(6)	82	2,103	34	466
Production	(87)	(2,035)	(179)	(605)
Proved reserves, end of period	438	14,631	1,298	4,175

Proved developed reserves:
Beginning of period	511	17,261	1,687	5,075
End of period	438	14,631	1,298	4,175

Proved undeveloped reserves:
Beginning of period	—	—	—	—
End of period	—	—	—	—

___________________________________________________
(1)During 2021, the Trust recorded upward reserve revisions of 1,316 mboe to the December 31, 2020 estimates of reserves resulting from changes in oil and natural gas prices. Before basis differential adjustments, oil and natural gas prices used in estimating proved reserves increased as of December 31, 2021 compared to December 31, 2020 using the trailing 12-month average prices required by the SEC. Oil prices increased by $26.98 per bbl, or 68%, to $66.55 per bbl from $39.57 per bbl. Natural gas prices increased $1.62 per mcf, or 82%, to $3.60 per mcf from $1.98 per mcf.
(2)During 2021, the Trust recorded upward reserve revisions of 246 mboe to the December 31, 2020 estimates of reserves resulting from changes to previous estimates. These non-price related revisions were primarily attributable to a positive production forecast revision.
(3)During 2020, the Trust recorded downward reserve revisions of 48 mboe to the December 31, 2019 estimates of reserves resulting from changes in oil and natural gas prices. Before basis differential adjustments, oil and natural gas prices used in estimating proved reserves decreased as of December 31, 2020 compared to December 31, 2019 using the trailing 12-month average prices required by the SEC. Oil prices decreased by $16.12 per bbl, or 29%, to $39.57 per bbl from $55.69 per bbl. Natural gas prices decreased $0.60 per mcf, or 23%, to $1.98 per mcf from $2.58 per mcf.
(4)During 2020, the Trust recorded downward reserve revisions of 959 mboe to the December 31, 2019 estimates of reserves resulting from changes to previous estimates. These non-price related revisions were primarily attributable to a negative production forecast revision.
(5)During 2019, the Trust recorded downward reserve revisions of 761 mboe to the December 31, 2018 estimates of reserves resulting from changes in oil and natural gas prices. Before basis differential adjustments, oil and natural gas prices used in estimating proved reserves decreased as of December 31, 2019 compared to December 31, 2018 using the trailing 12-month average prices required by the SEC. Oil prices decreased by $9.87 per bbl, or 15%, to $55.69 per bbl from $65.56 per bbl. Natural gas prices decreased $0.52 per mcf, or 17%, to $2.58 per mcf from $3.10 per mcf.
(6)During 2019, the Trust recorded upward reserve revisions of 466 mboe to the December 31, 2018 estimates of reserves resulting from changes to previous estimates. These non-price related revisions were primarily attributable to a positive production forecast revision.

CHESAPEAKE GRANITE WASH TRUST
SUPPLEMENTARY INFORMATION – (Continued)
Presented below is a summary of the adjustment to the estimated reserves attributable to the Royalty Interests to adjust the reserves to the balance attributable to the Trust under the modified cash basis of accounting as of December 31, 2021, 2020 and 2019. As of December 31, 2021, 2020 and 2019 the Trust had not received royalty income associated with the production sold from each of the production periods from September 1 – December 31, 2021, September 1 – December 31, 2020 and September 1 – December 31, 2019, respectively.

	December 31, 2021
	Oil	Natural Gas	NGL	Total
	(mbbl)	(mmcf)	(mbbl)	(mboe)
Proved reserves, accrual basis	385	12,756	1,356	3,867
Production September 1 – December 31, 2021	19	373	38	121
Adjusted Proved reserves, on a modified cash basis	404	13,129	1,394	3,988

	December 31, 2020
	Oil	Natural Gas	NGL	Total
	(mbbl)	(mmcf)	(mbbl)	(mboe)
Proved reserves, accrual basis	274	9,390	897	2,736
Production September 1 – December 31, 2020	12	440	47	132
Adjusted Proved reserves, on a modified cash basis	286	9,830	944	2,868

	December 31, 2019
	Oil	Natural Gas	NGL	Total
	(mbbl)	(mmcf)	(mbbl)	(mboe)
Proved reserves, accrual basis	438	14,631	1,298	4,175
Production September 1 – December 31, 2019	26	632	43	174
Adjusted Proved reserves, on a modified cash basis	464	15,263	1,341	4,349

Standardized Measure of Discounted Future Net Cash Flows. Accounting Standards Topic 932 prescribes guidelines for computing a standardized measure of future net cash flows and changes therein relating to estimated proved reserves. The Operator has advised the Trustee that the Operator followed these guidelines, which are briefly discussed below.
Future cash inflows and future production costs as of December 31, 2021, 2020 and 2019 were determined by applying the trailing average of the first-day-of-the-month prices for the 12 months of the year and year-end costs to the estimated quantities of oil, natural gas and NGL to be produced. Actual future prices and costs may be materially higher or lower than the 12-month average prices and year-end costs used. For each year, estimates are made of quantities of proved reserves and the future periods during which they are expected to be produced based on continuation of the economic conditions applied for that year. The resulting future net cash flows are reduced to present value amounts by applying a 10% annual discount factor.
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

CHESAPEAKE GRANITE WASH TRUST
SUPPLEMENTARY INFORMATION – (Continued)
The following summary sets forth the future net cash flows relating to proved oil, natural gas and NGL reserves based on the standardized measure:

	Years Ended December 31,
	2021		2020		2019
	($ in thousands)
Future cash inflows	$81,328	(1)	$20,534	(2)	$39,920	(3)
Future production costs(4)	(5,684)		(1,478)		(2,874)
Future development costs(5)	—		—		—
Future income tax provisions(6)	—		—		—
Future net cash flows	75,644		19,056		37,046
Less effect of a 10% discount factor	(34,100)		(7,645)		(14,188)
Standardized measure of discounted future net cash flows	$41,544		$11,411		$22,858
___________________________________________________
(1)Calculated using prices of $3.60 per mcf of natural gas and $66.55 per bbl of oil, before field differentials. Including the effect of price differential adjustments, the prices used in computing the reserves attributable to the Royalty Interests as of December 31, 2021 were $1.77 per mcf of natural gas, $62.68 per barrel of oil and $25.56 per barrel of NGL.
(2)Calculated using prices of $1.98 per mcf of natural gas and $39.57 per bbl of oil, before field differentials. Including the effect of price differential adjustments, the prices used in computing the reserves attributable to the Royalty Interests as of December 31, 2020 were $0.26 per mcf of natural gas, $32.97 per barrel of oil and $10.14 per barrel of NGL.
(3)Calculated using prices of $2.58 per mcf of natural gas and $55.69 per bbl of oil, before field differentials. Including the effect of price differential adjustments, the prices used in computing the reserves attributable to the Royalty Interests as of December 31, 2019 were $0.14 per mcf of natural gas, $49.99 per barrel of oil and $12.28 per barrel of NGL.
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
Changes in Standardized Measure of Discounted Future Net Cash Flows. The following schedule reconciles the changes for the years ended December 31, 2021, 2020 and 2019 in the standardized measure of discounted future net cash flows relating to proved reserves:

	Years Ended December 31,
	2021	2020	2019
	($ in thousands)
Standardized measure, beginning of period	$11,411	$22,858	$42,319
Sales of oil and gas produced, net of production costs	(11,085)	(3,607)	(7,970)
Net changes in prices and production costs	24,362	(5,304)	(17,841)
Revision of previous quantity estimates	15,777	(4,720)	2,327
Accretion of discount	1,023	2,286	4,232
Production timing and other	56	(102)	(209)
Standardized measure, end of period	$41,544	$11,411	$22,858

ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
The Trust’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are designed to ensure that the information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Trust is accumulated and communicated by the Operator to the Trustee, as the Trustee of the Trust, and its employees who participate in the preparation of the Trust’s periodic reports as appropriate to allow timely decisions regarding required disclosure.
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
As of December 31, 2021, the Trustee assessed the effectiveness of the Trust's internal control over financial reporting based on the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2021 based on those criteria.
Changes in Internal Control over Financial Reporting.
There were no changes in internal controls over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

ITEM 9B.     Other Information
None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

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
ITEM 11.     Executive Compensation
During the year ended December 31, 2021, 2020 and 2019 the Trustee received an administrative fee of $192,831, $189,100 and $184,160 from the Trust, respectively. The Trust does not have any executive officers, directors or employees. Because the Trust does not have a board of directors, it does not have a compensation committee.
ITEM 12.     Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters
(a) Security Ownership of Certain Beneficial Owners
Based on filings with the SEC, the Trustee is not aware of any holders of 5% or more of the units except as set forth below. The following information has been obtained from Tapstone.

Beneficial Owner	Trust Units Beneficially Owned	Percent of Class
Tapstone Energy L.L.C.(1)	23,750,000 Common Units	50.8%
________________________________________________
(1)Diversified, the owner of Tapstone, is located at 1600 Corporate Drive, Birmingham, AL 35242, is the ultimate parent company of Tapstone, which is the holder of the common units reported in the table above. Diversified may be deemed to beneficially own the common units held by Tapstone.
(b) Security Ownership of Management
Not Applicable
(c) Changes in Control
The registrant knows of no arrangement, including any pledge by any person of securities of the registrant or its parent, the operation of which may at a subsequent date result in a change of control of the registrant.

ITEM 13.     Certain Relationships and Related Transactions and Director Independence
Under the terms of the Trust Agreement, the Trust pays an annual administrative fee to the Trustee of $175,000 (which may be adjusted beginning on January 1, 2015), paid in four quarterly installments and billed in arrears. As of December 31, 2021, a 1.4% inflation adjustment had been made for the 2021 calendar year. As the Trust uses the modified cash basis of accounting, general and administrative expenses in the Trust's statements of distributable income for the years ended December 31, 2021, 2020 and 2019 include $192,831, $189,100 and $184,160 for administrative fees paid to the Trustee, respectively.

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

Registration Rights Agreement
On November 16, 2011, the Trust entered into a Registration Rights Agreement for the benefit of the Operator and certain of its affiliates. Pursuant to the Registration Rights Agreement, the Trust agreed, for the benefit of each holder, to register the Trust units held by each such holder for resale under the Securities Act. Specifically, the Trust agrees:
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

ITEM 14.     Principal Accountant Fees and Services
PricewaterhouseCoopers LLP served as the Trust’s independent registered public accounting firm through April 21, 2021 and was replaced by Grant Thornton LLP effective on that date. Estimated fees for services performed by Grant Thornton LLP (PCAOB ID Number 248) for the year ended December 31, 2021 and PricewaterhouseCoopers LLP for the year ended December 31, 2020, are as follows:

	Years Ended December 31,
	2021	2020
Audit Fees(1)	$243,500	$240,000
Tax Fees	—	330,938
Total	$243,500	$570,938
 _____________________________________________________________________
(1)Fees for audit services in 2021 and 2020 include fees for the reviews of the Trust's quarterly financial statements.
As a modified cash basis entity, the Trust expenses these fees when paid.
As referenced in Item 10, Directors, Executive Officers and Corporate Governance, above, the Trust has no audit committee, and as a result, any pre-approval and approval of all services performed by the principal auditor or any other professional service firms and related fees are granted by the Trustee.

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

INDEX OF EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith or Furnished

3.1	Certificate of Trust of Chesapeake Granite Wash Trust.	S-1	333-175395	3.1	7/7/2011
3.2	Amended and Restated Trust Agreement, dated as of November 16, 2011, by and among Chesapeake Energy Corporation, Chesapeake Exploration, L.L.C., The Bank of New York Mellon Trust Company, N.A., as Trustee, and The Corporation Trust Company, as Delaware Trustee.	8-K	001-35343	3.1	11/21/2011
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	001-35343	4.1	3/19/2021
10.1	Assignment and Assumption Agreement, dated as of December 11, 2020, by and among Chesapeake Energy Corporation. Chesapeake Exploration, L.L.C., Chesapeake E&P Holding, L.L.C., and Tapstone Energy, LLC.	8-K	001-35343	10.1	12/11/2020
10.2	Perpetual Overriding Royalty Interest Conveyance (PDP), dated as of November 16, 2011, by and between Chesapeake Exploration, L.L.C. and Chesapeake Granite Wash Trust.	8-K	001-35343	10.1	11/21/2011
10.3	Perpetual Overriding Royalty Interest Conveyance (PUD), dated as of November 16, 2011, by and between Chesapeake Exploration, L.L.C. and Chesapeake Granite Wash Trust.	8-K	001-35343	10.2	11/21/2011
10.4	Term Overriding Royalty Interest Conveyance (PDP), dated as of November 16, 2011, by and between Chesapeake Exploration, L.L.C. and Chesapeake E&P Holding Corporation.	8-K	001-35343	10.3	11/21/2011

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith or Furnished

10.5	Term Overriding Royalty Interest Conveyance (PUD), dated as of November 16, 2011, by and between Chesapeake Exploration, L.L.C. and Chesapeake E&P Holding Corporation.	8-K	001-35343	10.4	11/21/2011
10.6	Assignment of Term Overriding Royalty Interests, dated as of November 16, 2011, by and between Chesapeake E&P Holding Corporation and Chesapeake Granite Wash Trust.	8-K	001-35343	10.5	11/21/2011
10.7	Administrative Services Agreement, dated as of November 16, 2011, by and between Chesapeake Energy Corporation and Chesapeake Granite Wash Trust.	8-K	001-35343	10.6	11/21/2011
10.8	Development Agreement, dated as of November 16, 2011, by and among Chesapeake Energy Corporation, Chesapeake Exploration, L.L.C. and Chesapeake Granite Wash Trust.	8-K	001-35343	10.7	11/21/2011
10.9	Registration Rights Agreement, dated as of November 16, 2011, by and among Chesapeake Energy Corporation, Chesapeake Exploration, L.L.C. and Chesapeake Granite Wash Trust.	8-K	001-35343	10.9	11/21/2011
16.1	Letter of PricewaterhouseCoopers LLP dated April 27, 2021 to the SEC.	8-K	001-35343	16.1	4/27/2021
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Trustee's Vice President.					X
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Trustee's Vice President					X
99.1	Report of Netherland, Sewell & Associates, Inc.					X

ITEM 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: March 21, 2022

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