Form 10-Q
period 2022-03-31
CHESAPEAKE GRANITE WASH TRUST
filed 2022-05-16
CIK 1524769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X]    Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2022
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
If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [X]
As of May 12, 2022, 46,750,000 common units representing beneficial interests in Chesapeake Granite Wash Trust were outstanding.

CHESAPEAKE GRANITE WASH TRUST

All references to “we,” “us,” “our,” or the “Trust” refer to Chesapeake Granite Wash Trust. The royalty interests conveyed on November 16, 2011 by Chesapeake from its interests in certain properties in the Colony Granite Wash formation in Oklahoma and held by the Trust are referred to as the “Royalty Interests.” References to “Chesapeake” refer to Chesapeake Energy Corporation and, where the context requires, its subsidiaries. References to "Tapstone" refer to Tapstone Energy Holding, LLC or its wholly owned subsidiary Tapstone Energy LLC., as applicable. References to "Diversified" refer to Diversified Energy Company PLC and, where the context requires, its subsidiaries. References to "Operator" refer to (i) Diversified Energy Company PLC and, where the context requires, its subsidiaries at all times after consummation of the Merger (as defined below), (ii) Tapstone Energy, LLC at all times from December 11, 2020 and prior to the consummation of the Merger, and (iii) Chesapeake at all times prior to December 11, 2020. As of December 7, 2021, Diversified, through Tapstone, its wholly owned subsidiary, owns and operates all Underlying Properties (as defined below) held by the Trust.

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Quarterly Report”) includes “forward-looking statements” about the Trust and the Operator and other matters discussed herein that are subject to risks and uncertainties that are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact included in this document, including, without limitation, statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I and elsewhere herein regarding market factors, market prices, the proved oil, natural gas and natural gas liquids ("NGL") reserves associated with the properties underlying the Royalty Interests, the Trust’s or the Operator's future financial position, business strategy, budgets, projected costs and plans and objectives for future operations, information regarding target distributions, statements pertaining to future development activities and costs, information regarding production and reserve growth, statements regarding the Trust's continued listing on the OTC Markets Group, Inc. (the "OTC Pink"), statements regarding the effects of the COVID-19 pandemic and the ongoing conflict in Ukraine and the impact thereof on our and the Operator's business, financial condition, results of operations and cash flows, and actions by, or disputes among or between, members of the Organization of the Petroleum Exporting Countries and its allies ("OPEC+") are forward-looking statements. Actual outcomes and results may differ materially from those projected. Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “seek,” “plan,” “goal,” “assume,” “target,” “should,” “intend,” “ability,” “will,” “would,” “forecast” or other words that convey the uncertainty of future events or outcomes. These statements are based on certain assumptions made by the Trust, and by the Operator, in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform with such expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Item 1A of Part I of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2021 (the "2021 Form 10-K") and in Item 1A of Part II of this Quarterly Report and those set forth from time to time in the Trust’s filings with the United States Securities and Exchange Commission (the "SEC"), which could affect the future results of the energy industry in general, and the Trust and the Operator in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, may not have the expected consequences to or effects on the Operator's business and the Trust. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. These factors should not be construed as exhaustive, and there may also be other risks that we are unable to predict at this time. The Trustee relies on the Operator for information regarding the Royalty Interests, the Underlying Properties (as defined below) and the Operator itself. The Trust undertakes no obligation to publicly update or revise any forward-looking statements and expressly disclaims any obligation to do so, except as required by applicable law.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF ASSETS AND TRUST CORPUS (Unaudited)
	March 31, 2022	December 31, 2021

	($ in thousands)
ASSETS:
Cash and cash equivalents	$2,154	$2,093

Investment in Royalty Interests	487,793	487,793
Less: accumulated amortization and impairment	(478,893)	(478,646)
Net investment in Royalty Interests	8,900	9,147
Total assets	$11,054	$11,240
TRUST CORPUS:
Trust corpus; 46,750,000 common units issued and outstanding	11,054	11,240
Total Trust corpus	$11,054	$11,240

The accompanying notes are an integral part of these financial statements.

CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF DISTRIBUTABLE INCOME (Unaudited)
	Three Months Ended March 31,
	2022	2021
	($ in thousands, except unit and per unit data)
REVENUES:
Royalty income	$3,693	$954
EXPENSES:
Production tax expenses	(263)	(56)
Trust administrative expenses	(211)	(534)
Cash reserves withheld	(99)	(70)
Total expenses	(573)	(660)
Distributable income available to unitholders	$3,120	$294

Distributable income per common unit (46,750,000 common units)	$0.0667	$0.0063

CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)
	Three Months Ended March 31,
	2022	2021
	($ in thousands)
TRUST CORPUS: Beginning of period	$11,240	$13,147
Increase in cash and cash equivalents	60	283
Amortization of Investment in Royalty Interests	(246)	(528)
Impairment of Investment in Royalty Interests	—	(838)
Distributable income available to unitholders	3,120	294
Distributions paid to unitholders	(3,120)	(294)
TRUST CORPUS: End of period	$11,054	$12,064

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
On December 11, 2020, Tapstone acquired 23,750,000 common units and the Underlying Properties (as defined below) from Chesapeake in a transaction under Section 363 of the Bankruptcy Code. Pursuant to an Assignment and Assumption Agreement, dated as of December 11, 2020 (the “Assignment Agreement”), by and among Chesapeake, Chesapeake Exploration, L.L.C., Chesapeake E&P Holding, L.L.C., and Tapstone, Tapstone agreed to assume all duties and obligations of Chesapeake and its subsidiaries under each of the Trust Agreement (as defined below), the administrative services agreement, the royalty conveyances and the registration rights agreement following the divestiture by Chesapeake of the Underlying Properties (as defined below) and 23,750,000 common units.
On October 6, 2021, Tapstone Energy Holdings, LLC, a Delaware limited liability company, the parent of Tapstone, ("Tapstone Holdings"), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Diversified, the parent of Diversified Production LLC (“Diversified Production”), and certain of its affiliates, including Diversified Production. Upon the terms and subject to the conditions set forth in the Merger Agreement, a wholly owned subsidiary of Diversified merged with and into Tapstone Holdings with Tapstone Holdings as the surviving entity, resulting in Tapstone Holdings and Tapstone becoming wholly owned subsidiaries of Diversified. The terms and conditions of the Merger Agreement were fulfilled on December 7, 2021, and Tapstone Holdings became a wholly owned subsidiary of Diversified (the “Merger”).
Following consummation of the Merger, duties previously performed by Tapstone and its subsidiaries with respect to the Trust are now performed by Diversified.
The Trust was created to own royalty interests (the “Royalty Interests”) for the benefit of Trust unitholders pursuant to a trust agreement dated as of June 29, 2011, and subsequently amended and restated as of November 16, 2011, by and among Tapstone (as successor to Chesapeake and Chesapeake Exploration, L.L.C., a wholly owned subsidiary of Chesapeake), the Trustee and the Delaware Trustee (the “Trust Agreement”). The Royalty Interests are derived from Diversified’s interests in the specified oil and natural gas properties located within an area of mutual interest (the "AMI") in the Colony Granite Wash play in Washita County in the Anadarko Basin of western Oklahoma (the "Underlying Properties"). Chesapeake conveyed the Royalty Interests to the Trust from (a) Chesapeake’s interests in 69 existing horizontal wells (the “Producing Wells”) and (b) Chesapeake’s interests in 118 horizontal development wells (the "Development Wells") that have since been drilled on properties held by Chesapeake within the AMI. Pursuant to a development agreement with the Trust, Chesapeake was obligated to drill, cause to be drilled or participate as a non-operator in the drilling of the Development Wells by June 30, 2016. Additionally, based on Chesapeake's assessment of the ability of a Development Well to produce in paying quantities, Chesapeake was obligated to either complete and tie into production or plug and abandon each Development Well. As of June 30, 2016, Chesapeake fulfilled its drilling obligation under the development agreement.
The business and affairs of the Trust are managed by the Trustee. The Trust Agreement limits the Trust’s business activities generally to owning the Royalty Interests and any activity reasonably related to such ownership, including activities required or permitted by the terms of the conveyances related to the Royalty Interests. The Royalty Interests in the Producing Wells entitle the Trust to receive 90% of the proceeds (exclusive of any production or development costs but after deducting certain post-production expenses and any applicable taxes) from the sales of oil, natural gas and NGL production attributable to Diversified’s net revenue interest in the Producing Wells. The Royalty Interests in the Development Wells entitle the Trust to receive 50% of the proceeds (exclusive of any production or development costs but after deducting certain post-production expenses and any applicable taxes) from the sales of oil, natural gas and NGL production attributable to Diversified’s net revenue interest in the Development Wells.

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The Trust will dissolve and begin to liquidate on June 30, 2031, or earlier upon the below events (the "Termination Date"):
•The Trust sells all of the Royalty Interests;
•The aggregate quarterly cash distribution amounts for any four consecutive quarters is less than $1.0 million;
•The holders of the majority of the Trust units and a majority of the common units (excluding common units owned by Diversified and its affiliates), in each case voting in person or by proxy at a meeting of such holders at which a quorum is present, vote in favor of dissolution; except that at any time during which Diversified and its affiliates collectively own less than 10% of the outstanding Trust units, the standard for approval will be a majority of the Trust units, including Trust units owned by Diversified and its affiliates voting in person or by proxy at a meeting of such holders at which a quorum is present; or
•The Trust is judicially dissolved.
At the Termination Date, (a) 50% of the total Royalty Interests conveyed by Chesapeake will revert automatically to Diversified and (b) 50% of the total Royalty Interests conveyed by Chesapeake (the “Perpetual Royalties”) will be retained by the Trust and thereafter sold. The net proceeds of the sale of the Perpetual Royalties, as well as any remaining Trust cash reserves, will be distributed to the unitholders on a pro rata basis. Diversified will have a right of first refusal to purchase the Perpetual Royalties retained by the Trust at the Termination Date.
The Trust's common units now trade under the symbol "CHKR" on the OTC Pink. The OTC Pink is a significantly more limited market than the New York Stock Exchange (the "NYSE") and the quotation of the Trust's common units on the OTC Pink may result in less demand compared to the NYSE and could diminish interest in the Trust from investors, analysts and other market participants.
2.Basis of Presentation and Significant Accounting Policies
Basis of Accounting. The accompanying Statements of Assets and Trust Corpus as of March 31, 2022 and December 31, 2021 and the unaudited interim financial statements of the Trust as of and for the three months ended March 31, 2022 (the “Current Quarter”) and the three months ended March 31, 2021 (the “Prior Quarter”) have been presented in accordance with the rules and regulations of the SEC and include all adjustments which are, in the opinion of the Trustee, necessary to fairly state the Trust's financial position and results of operations for the periods presented. The accompanying unaudited interim financial statements should be read in conjunction with the December 31, 2021 audited financial statements and notes of the Trust, included in the Trust’s 2021 Form 10-K. These financial statements have been prepared in accordance with the SEC instructions to Form 10-Q and, therefore, do not include all disclosures required for financial statements prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP").
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

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Risks and Uncertainties. The global spread of COVID-19 created significant volatility, uncertainty, and economic disruption during 2020 and early 2021. The pandemic has resulted in widespread adverse impacts on the global economy and on Diversified and its customers and other parties with whom it has business relations. To date, Diversified has experienced limited operational impacts as a result of COVID-19 or the related governmental restrictions.
We are actively monitoring the military conflict in Ukraine and assessing its impact on the Trust’s business. To date, we have not experienced any material interruptions to our business given our properties are exclusively located within the United States. The extent and duration of the military action, sanctions and resulting market disruptions could be significant, including significant volatility in commodity prices, supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences as well as increases in cyberattacks and espionage, each of which could have a substantial impact on the global economy and consequently our business for an unknown period of time. We currently do not expect any material impact on the Trust’s business, cash flows, liquidity or financial condition; however, we have no way to predict the progress or outcome of the military conflict in Ukraine as the conflict, and any resulting government reactions, are rapidly developing and beyond our control.
We cannot predict the full impact that COVID-19 or the current significant disruption and volatility in the oil and natural gas markets will have on Diversified's business, cash flows, liquidity, financial condition and results of operations. For additional discussion regarding risks associated with the COVID-19 pandemic and commodity price volatility, see Part II, Item 7. Trustee's Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Form 10-K and Item 1A "Risk Factors" in our 2021 Form 10-K.

The Trust's reserves and quarterly cash distributions depend primarily upon the prices realized by Diversified from the sales of oil, natural gas and NGL. Low oil, natural gas and NGL prices negatively affect the amount of cash available for capital expenditures and debt repayment and the ability to borrow money or raise additional capital and, as a result, could have a material adverse effect on Diversified’s financial condition, results of operations, cash flows and reserves and the Trust’s reserves and quarterly cash distributions. There is no guarantee that any actions taken by Diversified in light of COVID-19 will be effective in preventing future disruptions to its business. Moreover, future operations of Diversified could be negatively affected if a significant number of its employees are quarantined as a result of exposure to the virus, which in turn could negatively affect proceeds to the Trust and the Trust’s reserves and quarterly cash distributions to unitholders.
The Trust's revenues and distributable income available to unitholders were adversely affected in 2020 and early 2021 due to depressed commodity prices as a result of COVID-19. The Trust expects natural production decline to continue and expects distributable income to continue to be affected by commodity price volatility. On May 4, 2022, the Trust declared a cash distribution of $0.0540 per common unit (the "May 2022 Distribution"), consisting of proceeds attributable to production from December 1, 2021 to February 28, 2022. The distribution will be paid on May 31, 2022 to common unitholders of record as of May 20, 2022. See Note 5 for information regarding prior distributions paid, and Note 6 on the May 2022 Distribution.
Diversified's ability to perform its obligations to the Trust depends on its future results of operations, financial condition and liquidity, which in turn depend upon the supply and demand for oil, natural gas and NGL, prevailing economic conditions, and financial, business and other factors, many of which are beyond Diversified's control. The Trust is highly dependent on Diversified for multiple services, including the operation of wells, remittance of net proceeds generated by the interests in specified oil and natural gas properties located within the AMI and administrative services performed on behalf of the Trust. The ability to operate the properties depends on Diversified’s future financial condition and economic performance, access to capital, and other factors, many of which are out of the control of Diversified.
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
On a quarterly basis, the Trust evaluates the carrying value of the Investment in Royalty Interests under the full cost accounting rules of the SEC. This quarterly review is referred to as a ceiling test. Under the ceiling test, the carrying value of the Investment in Royalty Interests may not exceed an amount equal to the sum of the present value (using a 10% discount rate) of the estimated future net revenues from proved reserves. The Trust's Investment in Royalty Interests is subject to a quarterly full cost ceiling test. The Trust recognized no impairment of the Royalty Interests in the Current Quarter. The Trust recognized a $0.84 million impairment of the Royalty Interests in the Prior Quarter. Impairments do not impact royalty income or the cash distribution to unitholders.
Loan Commitment. Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including available cash reserves, if any) is not sufficient to pay the Trust’s ordinary course expenses as they become due, Diversified will loan funds to the Trust necessary to pay such expenses. Such loans will be recorded as a liability on the Statements of Assets, Liabilities and Trust Corpus until repaid. A loan neither increases nor decreases distributions to unitholders; however, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount and unless Diversified otherwise consents in writing) until the loan is repaid. There were no loans outstanding as of March 31, 2022 and December 31, 2021.
Revenues and Expenses. Neither the Trust nor the Trustee is responsible for, or has any control over, any costs related to the drilling of the Development Wells or any other operating or capital costs of the Underlying Properties. The Trust’s revenues with respect to the Royalty Interests in the Underlying Properties are net of existing royalties and overriding royalties associated with Diversified's interests and are determined after deducting certain post-production expenses and any applicable taxes associated with the Royalty Interests. Royalty Income (and associated Production Taxes and post-production costs) for the three months ended March 31, 2022 generally includes royalties attributable to sales of oil, natural gas and NGL related to production from September 1, 2021 to November 30, 2021. Post-production expenses generally consist of costs incurred to gather, store, compress, transport, process, treat, dehydrate and market the oil, natural gas and NGL produced. However, the Trust is not responsible for costs of marketing services provided by Diversified or Diversified affiliates.
Trust administrative expenses for the three months ended March 31, 2022 generally include administrative expense related to invoices paid between the periods of November 1, 2021 to January 31, 2022. Trust administrative expenses also includes a change in cash advance that estimates three months of subsequent Trust administration expense payments each quarter.
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

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)
On October 6, 2021, Tapstone Holdings, a Delaware limited liability company, the parent of Tapstone, entered into the Merger Agreement with Diversified, the parent of Diversified Production, and certain of its affiliates, including Diversified Production. Upon the terms and subject to the conditions set forth in the Merger Agreement, a wholly owned subsidiary of Diversified merged with and into Tapstone Holdings with Tapstone Holdings as the surviving entity, resulting in Tapstone Holdings and Tapstone becoming wholly owned subsidiaries of Diversified. The terms and conditions of the Merger Agreement were fulfilled on December 7, 2021, and Tapstone Holdings became a wholly owned subsidiary of Diversified.
Following consummation of the Merger, duties previously performed by Tapstone and its subsidiaries with respect to the Trust are now performed by Diversified.
Trustee Administrative Fee. Under the terms of the Trust Agreement, the Trust is required to pay an annual administrative fee of $175,000 to the Trustee, paid in equal quarterly installments. The administrative fee may be adjusted for inflation by no more than 3% in any calendar year beginning in 2015. To date, the Trustee's annual administrative fees have been adjusted upward by a total of 13.5% from the original fee including 2021 and 2022 increases of 1.4% and 3.0%, respectively, to the current annual amount of $198,616.
Agreements with Diversified. In connection with the initial public offering and the conveyance of the Royalty Interests to the Trust, the Trust entered into an administrative services agreement, a development agreement and a registration rights agreement with Chesapeake which were assumed by Tapstone pursuant to the Assignment Agreement. Pursuant to the Merger, Diversified agreed to assume all duties and obligations of Tapstone and its subsidiaries under each such agreement.
Pursuant to the administrative services agreement, Diversified provides the Trust with certain accounting, tax preparation, bookkeeping and information services related to the Royalty Interests and the registration rights agreement. In return for the services provided by Diversified under the administrative services agreement, the Trust pays Diversified, in equal quarterly installments, an annual fee of $200,000, which will remain fixed for the life of the Trust. Diversified is also entitled to receive reimbursement for its actual out-of-pocket fees, costs and expenses incurred in connection with the provision of any of the services under the administrative services agreement.
The administrative services agreement will terminate upon the earliest to occur of (a) the date the Trust shall have dissolved and wound up its business and affairs in accordance with the Trust Agreement, (b) the date that all of the Royalty Interests have been terminated or are no longer held by the Trust, (c) with respect to services to be provided with respect to any Underlying Properties transferred by Diversified to a third party, the date that either Diversified or the Trustee may designate by delivering 90-days prior written notice, provided that the drilling obligation has been completed and the transferee of such Underlying Properties assumes responsibility to perform the services in place of Diversified, or (d) a date mutually agreed upon by Diversified and the Trustee.
The Trust also entered into a registration rights agreement for the benefit of Diversified (a “holder”). Pursuant to the registration rights agreement, the Trust agreed to register the Trust units held by such holder for resale under the Securities Act of 1933, as amended, under certain circumstances. In connection with the preparation and filing of any registration statement, Diversified will bear all costs and expenses incidental to such registration statement, excluding certain internal expenses of the Trust, which will be borne by the Trust, and any underwriting discounts and commissions, which will be borne by the seller of the Trust units.
Loan Commitment. Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including available cash reserves, if any) is not sufficient to pay the Trust’s ordinary course expenses as they become due, Diversified will loan funds to the Trust necessary to pay such expenses. Any funds loaned by Diversified pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness for borrowed money of the Trust. If Diversified loans funds pursuant to this commitment, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount and unless Diversified otherwise consents in writing) until such loan is repaid. There were no loans outstanding as of March 31, 2022 and December 31, 2021.

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)
5.Distributions to Unitholders
The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s expenses, approximately 60 days following the completion of each quarter through (and including) the quarter ending June 30, 2031.
For the three months ended March 31, 2022 and 2021, the Trust declared and paid the following cash distributions:

Production Period	Distribution Date	Cash Distribution per Common Unit
September 2021 - November 2021	March 3, 2022	$0.0667

September 2020 - November 2020	March 1, 2021	$0.0063

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)
6. Subsequent Events
The Trust's quarterly income available for distribution was $0.0540 per common unit for the production period from December 1, 2021 to February 28, 2022 (net of administrative expenses incurred between February 1, 2022 to April 30, 2022). On May 4, 2022, the Trust declared the May 2022 Distribution attributable to such production period. The distribution will be paid on May 31, 2022 to common unitholders of record as of May 20, 2022. All Trust unitholders share on a pro rata basis in the Trust's distributable income.
Distributable income attributable to production from December 1, 2021 to February 28, 2022 was calculated as follows (in thousands, except for unit and per unit amounts):

REVENUES:
Royalty income(a)	$3,233
EXPENSES:
Production taxes	(228)
Trust administrative expenses(b)	(382)
Total expenses	(610)
Cash withheld to increase cash reserves(c)	(99)
Distributable income available to common unitholders	$2,524

Distributable income per common unit(d)	$0.0540
(a)Net of certain post-production expenses.
(b)Includes the quarterly change in cash advance resulting in an increase in administrative expenses totaling $0.1 million.
(c)The Trustee may increase or decrease the targeted amount of the cash reserve at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders. Without limiting the foregoing, the Trustee has reviewed the adequacy and sufficiency of the existing cash reserve and determined that, commencing with the distribution to unitholders for the fourth quarter 2021, which was paid in March 2022, the Trustee began withholding the funds otherwise available for distribution to the unitholders each quarter to increase existing cash reserves by a total of approximately $3,200,000 over a period of several quarters. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to unitholders, together with interest earned on the funds.
(d)Calculation of distributable income per common unit is based on 46,750,000 common units issued and outstanding as of May 12, 2022.

ITEM 2. Trustee's Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The following discussion and analysis is intended to help the reader understand the Trust’s financial condition and results of operations. This discussion and analysis should be read in conjunction with the Trust’s unaudited interim financial statements and the accompanying notes relating to the Trust and the Underlying Properties included in Item 1 of Part I of this Quarterly Report as well as the Trust’s 2021 Form 10-K.
Recent Developments
COVID-19 Pandemic and Impact on Global Demand for Oil and Natural Gas
The global spread of COVID-19 has created significant volatility, uncertainty, and economic disruption. The pandemic has resulted in widespread adverse impacts on the global economy and on Diversified and Diversified’s customers and other parties with whom it has business relations. To date, Diversified has experienced limited operational impacts as a result of COVID-19 or the related governmental restrictions.
We cannot predict the full impact that COVID-19 or the current significant disruption and volatility in the oil and natural gas markets will have on Diversified’s business, cash flows, liquidity, financial condition and results of operations. For additional discussion regarding risks associated with the COVID-19 pandemic, see Part II, Item 7. Trustee's Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Form 10-K and Item 1A “Risk Factors” in our 2021 Form 10-K.
Military Conflict in Ukraine
We are actively monitoring the military conflict in Ukraine and assessing its impact on the Trust’s business. To date, we have not experienced any material interruptions to our business given our properties are exclusively located within the United States. The extent and duration of the military action, sanctions and resulting market disruptions could be significant, including significant volatility in commodity prices, supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences as well as increases in cyberattacks and espionage, each of which could have a substantial impact on the global economy and consequently our business for an unknown period of time. We currently do not expect any material impact on the Trust’s business, cash flows, liquidity or financial condition; however, we have no way to predict the progress or outcome of the military conflict in Ukraine as the conflict, and any resulting government reactions, are rapidly developing and beyond our control.
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
Concurrent with the Trust's initial public offering in November 2011, Chesapeake conveyed the Royalty Interests to the Trust effective July 1, 2011, which included interests in (a) 69 Producing Wells in the Colony Granite Wash play and (b) 118 Development Wells that Chesapeake was obligated to drill, cause to be drilled or participate as a non-operator in the drilling of, from drill sites in the AMI, on or prior to June 30, 2016. As of June 30, 2016, Chesapeake fulfilled its drilling obligation under the development agreement. Chesapeake retained an interest in each of the Producing Wells and Development Wells, which were acquired by Diversified pursuant to the Assignment Agreement, and Diversified currently operates 96% of the Producing Wells and the completed Development Wells.
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
The Royalty Interests entitle the Trust to receive 90% of the proceeds (after deducting certain post-production expenses and any applicable taxes) from the sales of production of oil, natural gas and NGL attributable to Diversified’s net revenue interest in the Producing Wells and 50% of the proceeds (after deducting certain post-production expenses and any applicable taxes) from the sales of oil, natural gas and NGL production attributable to Diversified’s net revenue interest in the Development Wells. Post-production expenses generally consist of costs incurred to gather, store, compress, transport, process, treat, dehydrate and market the oil, natural gas and NGL produced. However, the Trust is not responsible for costs of marketing services provided by Diversified or Diversified affiliates.

The Trust is required to make quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s administrative expenses, on or about 60 days following the completion of each calendar quarter through (and including) the quarter ending June 30, 2031. During the three months ended March 31, 2022, a distribution was paid on March 3, 2022. See Liquidity and Capital Resources below and Note 5 to the financial statements contained in Item 1 of Part I of this Quarterly Report for more information regarding these distributions.
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
Results of Trust Operations
The quarterly payments to the Trust with respect to the Royalty Interests are based on the amount of proceeds actually received by Diversified during the preceding calendar quarter. Proceeds from production are typically received by Diversified in the month following the month of production. Due to the timing of the payment of production proceeds, quarterly distributions made by Diversified to the Trust generally include royalties attributable to sales of oil, natural gas and NGL for three months, comprised of the first two months of the quarter just ended and the last month of the quarter prior to that one. Diversified is required to make the Royalty Interest payments to the Trust within 35 days after the end of each calendar quarter. During the three months ended March 31, 2022, the Trust received payments on the Royalty Interests representing royalties attributable to proceeds from sales of oil, natural gas and NGL for September 1, 2021 to November 30, 2021.
The Trust's revenues and distributable income available to unitholders were affected throughout 2021 and to date in 2022 by natural declines in production and commodity price volatility. The Trust expects production to decline further and expects distributable income to continue to be adversely affected.
The Trust's Investment in Royalty Interests is subject to a quarterly full cost ceiling test. The Trust recognized no impairment of the Royalty Interests in the Current Quarter. The Trust recognized a $0.84 million impairment of the Royalty Interests in the Prior Quarter. See Investment in Royalty Interests in Note 2 to the financial statements contained in Item 1 of Part I of this Quarterly Report for further discussion.

Distributable Income

	Three Months Ended March 31,
	2022	2021	Change
	($ in thousands, except per unit data)
Distributable income available to unitholders	$3,120	$294	961%

Distributable income per common unit	$0.0667	$0.0063	959%

The $2.83 million increase in distributable income during the Current Quarter was primarily due to an increase in the average realized price per boe in the production period from September 1, 2021 to November 30, 2021 (the "Current Production Quarter") as compared to the production period from September 1, 2020 to November 30, 2020 (the "Prior Production Quarter"), combined with an increase in total sales volumes in the Current Production Quarter.
Royalty Income

	Three Months Ended March 31,
	2022	2021	Change
	($ in thousands, except per unit data)
Royalty income(a)	$3,693	$954	287%

Estimated production from trust properties:
Oil sales volumes (MBbl)	15	10	50%
Natural gas sales volumes (MMcf)	336	340	(1)%
Natural gas liquids sales volumes (MBbl)	40	31	29%
Total sales volumes (Mboe)	111	98	13%

Average prices received for production(b):
Oil ($/Bbl)	$73.92	$33.37	122%
Natural gas ($/Mcf)(c)	$3.43	$0.68	404%
Natural gas liquids ($/Bbl)	$35.17	$12.47	182%
Total average price received ($/boe)	$33.15	$9.75	240%
(a)Net of certain post-production expenses.
(b)Includes the impact of certain post-production expenses but excludes production taxes.
(c)The Trust was adversely affected by depressed commodity prices in early 2021 as a result of the impact of COVID-19
The increase in the average price received per barrel of oil equivalent (boe) in the Current Production Quarter compared to the Prior Production Quarter resulted in an increase of approximately $2.61 million in royalty income. The increase in royalty income is primarily attributable to an increase in commodity pricing. Additionally, higher sales volumes in the Current Production Quarter increased royalty income by approximately $0.13 million, for a total increase in royalty income of approximately $2.74 million in the Current Production Quarter compared to the Prior Production Quarter. The 13 mboe increase in total sales attributable to the Royalty Interests for the Current Production Quarter compared to the Prior Production Quarter is primarily the result of improved operational performance, offset by natural declines in production from the Producing Wells and Development Wells.

Production Taxes

	Three Months Ended March 31,
	2022	2021	Change
	($ in thousands, except per unit data)
Production tax expenses	$263	$56	(370)%

Production taxes per boe	$2.37	$0.57	(316)%
Production taxes are calculated as a percentage of oil, natural gas and NGL revenues, net of any applicable tax credits. The increase in production taxes in the Current Quarter compared to the Prior Quarter relates primarily to an increase in royalty income.
Trust Administrative Expenses

	Three Months Ended March 31,
	2022	2021	Change
	($ in thousands)
Trust administrative expenses(a)	$211	$534	(60)%
(a)Includes a change in cash advances resulting in a $0.10 million decrease in administrative expenses for the three months ended March 31, 2022.
Trust administrative expenses primarily consist of the administrative fees paid to the Trustees and Diversified, as well as costs for accounting and legal services. The decrease in expenses in the Current Quarter is primarily related to accounting, tax preparation, and regulatory compliance expenses.

Liquidity and Capital Resources
The Trust’s principal sources of liquidity and capital are cash flows generated from the Royalty Interests and the loan commitment as described below. The Trust’s primary uses of cash are distributions to Trust unitholders, payments of production taxes, payments of Trust administrative expenses, including any reserves established by the Trustee for future liabilities and repayment of loans and payments of expense reimbursements to Diversified for out-of-pocket expenses incurred on behalf of the Trust. Administrative expenses include payments to the Trustees, as well as a quarterly fee of $50,000 to Diversified pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the sales of oil, natural gas and NGL production attributable to the Royalty Interests during the quarter, over the Trust’s expenses for the quarter and any cash reserve for the payment of liabilities of the Trust. The Trust does not undertake or control any capital projects or capital expenditures. These capital expenditures, if any, are controlled and paid by Diversified.
The Trust’s revenue and distributions are substantially dependent upon the prevailing and future prices for oil, natural gas and NGL, each of which depends on numerous factors beyond the Trust’s control such as economic conditions, regulatory developments and competition from other energy sources. Oil, natural gas and NGL prices historically have been volatile and may be subject to significant fluctuations in the future; however, the volatility in the prices for these commodities has substantially increased as a result of COVID-19. We expect to see continued volatility in oil and natural gas prices for the foreseeable future, and such volatility has impacted and is expected to continue to impact Diversified’s business, financial condition and results of operations and proceeds to the Trust and the Trust’s reserves and quarterly cash distributions to unitholders. The Trust does not have the ability to enter into derivative contracts to mitigate the effect of this price volatility.
The Trustee may increase or decrease the targeted amount of the cash reserve at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders. Without limiting the foregoing, the Trustee has reviewed the adequacy and sufficiency of the existing cash reserve and determined that, commencing with the distribution to unitholders for the fourth quarter 2021, the Trustee began withholding the funds otherwise available for distribution to the unitholders each quarter to increase existing cash reserves by a total of approximately $3,200,000 over a period of several quarters. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to unitholders, together with interest earned on the funds. As of March 31, 2022, $893,328 has been withheld to increase cash reserves.
The Trust is required to make quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s administrative expenses, on or about 60 days following the completion of each calendar quarter through (and including) the quarter ending June 30, 2031. The 2022 first quarter distribution of $0.0667 per common unit, consisting of proceeds attributable to production from September 1, 2021 through November 30, 2021, (net of administrative expenses) was made on March 3, 2022 to record unitholders as of February 21, 2022.

On May 4, 2022, the Trust declared the May 2022 Distribution. The Trust's quarterly income available for distribution was $0.0540 per common unit consisting of proceeds attributable to production from December 1, 2021 to February 28, 2022 (net of administrative expenses). The distribution will be paid on May 31, 2022 to common unitholders of record as of May 20, 2022. All Trust unitholders share on a pro rata basis in the Trust's distributable income. Distributable income attributable to production from December 1, 2021 to February 28, 2022 was calculated as follows (in thousands, except for unit and per unit amounts):

REVENUES:
Royalty income(a)	$3,233
EXPENSES:
Production taxes	(228)
Trust administrative expenses(b)	(382)
Total expenses	(610)
Cash withheld to increase cash reserves	(99)
Distributable income available to common unitholders	$2,524

Distributable income per common unit(c)	$0.0540
(a)Net of certain post-production expenses.
(b)Includes the quarterly change in cash advance resulting in an increase in administrative expenses totaling $0.1 million.
(c)Calculation of distributable income per common unit is based on 46,750,000 commons units issued and outstanding as of May 12, 2022
The Trustee can authorize the Trust to borrow money to pay Trust expenses that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from the Trustee as a lender provided the terms of the loan are fair to the Trust unitholders. The Trustee may also deposit funds awaiting distribution in an account with itself, if the interest paid to the Trust at least equals amounts paid by the Trustee on similar deposits, and make other short-term investments with the funds distributed to the Trust. The Trustee may also hold funds awaiting distribution in a non-interest-bearing account.
Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including cash reserves, if any) is not sufficient to pay the Trust’s ordinary course expenses as they become due, Diversified will loan funds to the Trust necessary to pay such expenses. Any funds loaned by Diversified pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business and may not be used to satisfy Trust indebtedness for borrowed money of the Trust. If Diversified loans funds pursuant to this commitment, unless Diversified agrees otherwise in writing, no further distributions may be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. There were no loans outstanding as of March 31, 2022 and December 31, 2021.
Critical Accounting Policies and Estimates
Refer to Note 2 to the financial statements contained in Item 1 of Part I of this Quarterly Report for a discussion of significant accounting policies and estimates that impact the Trust's financial statements. Critical accounting policies and estimates relating to the Trust are contained in Item 7 of Part II of the 2021 Form 10-K.

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
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
The Trust’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act are designed to ensure that the information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Trust is accumulated and communicated by Diversified to the Trustee, and its employees who participate in the preparation of the Trust’s periodic reports as appropriate to allow timely decisions regarding required disclosures. The Vice President of the Trustee has evaluated the effectiveness of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this Quarterly Report. Based on her evaluation, as of March 31, 2022, she has concluded that the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended) were effective.
Due to the nature of the Trust as a passive entity and in light of the contractual arrangements pursuant to which the Trust was created, including the provisions of (a) the Trust Agreement, (b) the administrative services agreement, (c) the development agreement and (d) the conveyances granting the Royalty Interests, the Trust’s disclosure controls and procedures necessarily rely on (i) information provided by Diversified, including information relating to results of operations, the costs and revenues attributable to the Trust’s interests under the conveyance and other operating and historical data, plans for future operating and capital expenditures, reserve information, information relating to projected production, and other information relating to the status and results of operations of the Underlying Properties and the Royalty Interests, and (ii) conclusions and reports regarding reserves by the Trust’s independent reserve engineers. Although the Trustee does rely on Diversified to perform certain functions and to provide certain information that impact the Trust’s financial statements, the Trustee remains responsible for evaluating, as appropriate, the Trust’s disclosure controls and procedures as well as its internal control over financial reporting.
Changes in Internal Control over Financial Reporting.
There were no changes in the Trust's internal control over financial reporting during the three months ended March 31, 2022 that materially affected, or were reasonably likely to materially affect, the Trust's internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings

There are no legal proceedings to which the Trust is a named party. However, the Trustee has been advised by Diversified that the Trust may from time to time be subject to litigation in the ordinary course of business for certain matters that include the Royalty Interests. While Diversified has advised the Trustee that it does not presently believe any pending litigation will have a material adverse effect net to the Trust, in the event such matters are adjudicated or settled in a material amount and charges are made against royalty income, such charges could have a material impact on the Trust's future royalty income.

ITEM 1A. Risk Factors

Factors that could materially affect our business, financial condition, operating results or liquidity and the trading price of the Trust’s common units are discussed in Item 1A. “Risk Factors” in our 2021 Form 10-K.

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
Date: May 13, 2022

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