Form 10-Q
period 2022-09-30
CHESAPEAKE GRANITE WASH TRUST
filed 2022-11-14
CIK 1524769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X]    Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2022
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
If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [X]
As of November 8, 2022, 46,750,000 common units representing beneficial interests in Chesapeake Granite Wash Trust were outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF ASSETS AND TRUST CORPUS (Unaudited)
	September 30, 2022	December 31, 2021

	($ in thousands)
ASSETS:
Cash and cash equivalents	$2,259	$2,093

Investment in Royalty Interests	487,793	487,793
Less: accumulated amortization and impairment	(479,346)	(478,646)
Net investment in Royalty Interests	8,447	9,147
Total assets	$10,706	$11,240
TRUST CORPUS:
Trust corpus; 46,750,000 common units issued and outstanding	10,706	11,240
Total Trust corpus	$10,706	$11,240

The accompanying notes are an integral part of these financial statements.

CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF DISTRIBUTABLE INCOME (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	($ in thousands, except unit and per unit data)		($ in thousands, except unit and per unit data)
REVENUES:
Royalty income	$4,429	$2,299	$11,355	$5,799
EXPENSES:
Production tax expenses	(308)	(146)	(799)	(388)
Trust administrative expenses	(54)	(364)	(647)	(993)
Cash reserves withheld	(99)	(45)	(297)	(198)
Total expenses	(461)	(555)	(1,743)	(1,579)
Distributable income available to unitholders	$3,968	$1,744	$9,612	$4,220

Distributable income per common unit (46,750,000 common units)	$0.0849	$0.0373	$0.2056	$0.0903

CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	($ in thousands)		($ in thousands)
TRUST CORPUS: Beginning of period	$11,056	$11,808	$11,240	$13,147
Increase in cash and cash equivalents	(127)	(123)	166	200
Amortization of Investment in Royalty Interests	(223)	(309)	(700)	(1,134)
Impairment of Investment in Royalty Interests	—	—	—	(837)
Distributable income available to unitholders	3,968	1,744	9,612	4,220
Distributions paid to unitholders	(3,968)	(1,744)	(9,612)	(4,220)
TRUST CORPUS: End of period	$10,706	$11,376	$10,706	$11,376

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
On October 6, 2021, Tapstone Energy Holdings, LLC, a Delaware limited liability company, the parent of Tapstone, ("Tapstone Holdings"), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Diversified, the parent of Diversified Production LLC (“Diversified Production”), and certain of its affiliates, including Diversified Production. Upon the terms and subject to the conditions set forth in the Merger Agreement, a wholly owned subsidiary of Diversified merged with and into Tapstone Holdings with Tapstone Holdings as the surviving entity, resulting in Tapstone Holdings and Tapstone becoming wholly owned subsidiaries of Diversified. The terms and conditions of the Merger Agreement were fulfilled on December 7, 2021, and Tapstone Holdings became a wholly owned subsidiary of Diversified (the “Merger”). Following the Merger, the 23,750,000 common units previously held by Tapstone Energy LLC were transferred to Diversified Production.
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
2.Basis of Presentation and Significant Accounting Policies
Basis of Accounting. The accompanying Statements of Assets and Trust Corpus as of September 30, 2022 and December 31, 2021 and the unaudited interim financial statements of the Trust as of and for the three and nine months ended September 30, 2022 (the “Current Quarter” and the "Current Period", respectively) and the three and nine months ended September 30, 2021 (the “Prior Quarter” and the "Prior Period", respectively) have been presented in accordance with the rules and regulations of the SEC and include all adjustments which are, in the opinion of the Trustee, necessary to fairly state the Trust's financial position and results of operations for the periods presented. The accompanying unaudited interim financial statements should be read in conjunction with the December 31, 2021 audited financial statements and notes of the Trust, included in the Trust’s 2021 Form 10-K. These financial statements have been prepared in accordance with the SEC instructions to Form 10-Q and, therefore, do not include all disclosures required for financial statements prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP").
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
The Trust expects natural production decline to continue and expects distributable income to continue to be affected by commodity price volatility. On November 3, 2022, the Trust declared a cash distribution of $0.0722 per common unit (the "December 2022 Distribution"), consisting of proceeds attributable to production from June 1, 2022 to August 31, 2022. The distribution will be paid on December 1, 2022 to common unitholders of record as of November 21, 2022. See Note 5 for information regarding prior distributions paid, and Note 6 on the December 2022 Distribution.
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

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)
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
Loan Commitment. Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including available cash reserves, if any) is not sufficient to pay the Trust’s ordinary course expenses as they become due, Diversified will loan funds to the Trust necessary to pay such expenses. Such loans will be recorded as a liability on the Statements of Assets, Liabilities and Trust Corpus until repaid. A loan neither increases nor decreases distributions to unitholders; however, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount and unless Diversified otherwise consents in writing) until the loan is repaid. There were no loans outstanding as of September 30, 2022 and December 31, 2021.
Revenues and Expenses. Neither the Trust nor the Trustee is responsible for, or has any control over, any costs related to the drilling of the Development Wells or any other operating or capital costs of the Underlying Properties. The Trust’s revenues with respect to the Royalty Interests in the Underlying Properties are net of existing royalties and overriding royalties associated with Diversified's interests and are determined after deducting certain post-production expenses and any applicable taxes associated with the Royalty Interests. Royalty Income (and associated Production Taxes and post-production costs) for the three and nine months ended September 30, 2022 generally includes royalties attributable to sales of oil, natural gas and NGL related to production from March 1, 2022 to May 31, 2022 and September 1, 2021 to May 31, 2022, respectively. Post-production expenses generally consist of costs incurred to gather, store, compress, transport, process, treat, dehydrate and market the oil, natural gas and NGL produced. However, the Trust is not responsible for costs of marketing services provided by Diversified or Diversified affiliates.
Trust administrative expenses for each of the three and nine months ended September 30, 2022 generally include administrative expense related to invoices paid between the periods of May 1, 2022 to July 31, 2022 and November 1, 2021 to July 31, 2022, respectively. Trust administrative expenses also includes a change in cash advance that estimates three months of subsequent Trust administration expense payments each quarter.
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

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)
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
Loan Commitment. Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including available cash reserves, if any) is not sufficient to pay the Trust’s ordinary course expenses as they become due, Diversified will loan funds to the Trust necessary to pay such expenses. Any funds loaned by Diversified pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness for borrowed money of the Trust. If Diversified loans funds pursuant to this commitment, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount and unless Diversified otherwise consents in writing) until such loan is repaid. There were no loans outstanding as of September 30, 2022 and December 31, 2021.

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)
5.Distributions to Unitholders
The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s expenses, approximately 60 days following the completion of each quarter through (and including) the quarter ending June 30, 2031.
For the nine months ended September 30, 2022 and 2021, the Trust declared and paid the following cash distributions:

Production Period	Distribution Date	Cash Distribution per Common Unit
September 2021 - November 2021	March 3, 2022	$0.0667
December 2021 - February 2022	May 31, 2022	$0.0540
March 2022 - May 2022	August 29, 2022	$0.0849

September 2020 - November 2020	March 1, 2021	$0.0063
December 2020 - February 2021	June 1, 2021	$0.0467
March 2021 - May 2021	August 30, 2021	$0.0373

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)

6. Subsequent Events
The Trust's quarterly income available for distribution was $0.0722 per common unit for the production period from June 1, 2022 to August 31, 2022 (net of administrative expenses incurred between August 1, 2022 to October 31, 2022). On November 3, 2022, the Trust declared the December 2022 Distribution attributable to such production period. The distribution will be paid on December 1, 2022 to common unitholders of record as of November 21, 2022. All Trust unitholders share on a pro rata basis in the Trust's distributable income.
Distributable income attributable to production from June 1, 2022 to August 31, 2022 was calculated as follows (in thousands, except for unit and per unit amounts):

REVENUES:
Royalty income(a)	$4,486
EXPENSES:
Production taxes	(311)
Trust administrative expenses(b)	(623)
Total expenses	(934)
Cash withheld to increase cash reserves(c)	(175)
Distributable income available to common unitholders	$3,377

Distributable income per common unit(d)	$0.0722
(a)Net of certain post-production expenses.
(b)Includes the quarterly change in cash advance resulting in an increase in administrative expenses totaling $0.15 million.
(c)The Trustee may increase or decrease the targeted amount of the cash reserve at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders. Without limiting the foregoing, the Trustee has reviewed the adequacy and sufficiency of the existing cash reserve and determined that, commencing with the distribution to unitholders for the fourth quarter 2021, which was paid in March 2022, the Trustee began withholding the funds otherwise available for distribution to the unitholders each quarter to increase existing cash reserves by a total of approximately $3,200,000 over a period of several quarters. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to unitholders, together with interest earned on the funds. As of September 30, 2022, $1,090,828 has been so withheld to increase cash reserves.
(d)Calculation of distributable income per common unit is based on 46,750,000 common units issued and outstanding as of November 8, 2022.

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

The Trust is required to make quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s administrative expenses, on or about 60 days following the completion of each calendar quarter through (and including) the quarter ending June 30, 2031. During the nine months ended September 30, 2022, a distribution was paid on March 3, 2022, May 31, 2022 and August 29, 2022. See Liquidity and Capital Resources below and Note 5 to the financial statements contained in Item 1 of Part I of this Quarterly Report for more information regarding these distributions.
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
Results of Trust Operations
The quarterly payments to the Trust with respect to the Royalty Interests are based on the amount of proceeds actually received by Diversified during the preceding calendar quarter. Proceeds from production are typically received by Diversified in the month following the month of production. Due to the timing of the payment of production proceeds, quarterly distributions made by Diversified to the Trust generally include royalties attributable to sales of oil, natural gas and NGL for three months, comprised of the first two months of the quarter just ended and the last month of the quarter prior to that one. Diversified is required to make the Royalty Interest payments to the Trust within 35 days after the end of each calendar quarter. During the nine months ended September 30, 2022, the Trust received payments on the Royalty Interests representing royalties attributable to proceeds from sales of oil, natural gas and NGL for September 1, 2021 to May 31, 2022.
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

Distributable Income

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
	($ in thousands, except per unit data)
Distributable income available to unitholders	$3,968	$1,744	128%	$9,612	$4,220	128%

Distributable income per common unit	$0.0849	$0.0373	128%	$0.2056	$0.0903	128%

The $2.22 million increase in distributable income during the Current Quarter was primarily due to an increase in the average realized price per boe in the production period from March 1, 2022 to May 31, 2022 (the "Current Production Quarter") as compared to the production period from March 1, 2021 to May 31, 2021 (the "Prior Production Quarter"), combined with a small increase in total sales volumes in the Current Production Quarter. The $5.39 million increase in distributable income during the Current Period was a result of both an increase in the average realized price per boe and an increase in total sales volumes as compared to the Prior Period.
Royalty Income

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
	($ in thousands, except per unit data)
Royalty income(a)	$4,429	$2,299	93%	$11,355	$5,799	96%

Estimated production from trust properties:
Oil sales volumes (MBbl)	16	14	14%	46	33	39%
Natural gas sales volumes (MMcf)	310	323	(4)%	949	949	—%
Natural gas liquids sales volumes (MBbl)	40	40	—%	117	102	15%
Total sales volumes (Mboe)	108	108	—%	321	293	10%

Average prices received for production(b):
Oil ($/Bbl)	$104.90	$58.33	80%	$86.34	$47.27	83%
Natural gas ($/Mcf)	$3.93	$2.38	65%	$3.54	$2.63	35%
Natural gas liquids ($/Bbl)	$37.33	$18.27	104%	$34.39	$16.98	103%
Total average price received ($/boe)	$40.99	$21.34	92%	$35.36	$19.76	79%
(a)Net of certain post-production expenses.
(b)Includes the impact of certain post-production expenses but excludes production taxes

The increase in the average price received per barrel of oil equivalent (boe) in the Current Production Quarter compared to the Prior Production Quarter resulted in an increase of approximately $2.12 million in royalty income. Additionally, slightly higher sales volumes in the Current Production Quarter increased royalty income by approximately $0.01 million, for a total increase in royalty income of approximately $2.13 million in the Current Production Quarter compared to the Prior Production Quarter. The small increase in total sales attributable to the Royalty Interests for the Current Production Quarter compared to the Prior Production Quarter is primarily the result of improved operational performance, offset by natural declines in production from the Producing and Development Wells.

The increase in the average price received per boe in the Current Period compared to the Prior Period resulted in an increase of approximately $5.01 million in royalty income. Additionally, higher sales volumes in the Current Period increased royalty income by approximately $0.55 million, for a total increase in royalty income of approximately $5.56 million in the Current Period compared to the Prior Period. The 28 mboe increase in total sales attributable to the Royalty Interests for the Current Period compared to the Prior Period is primarily the result of improved operational performance, offset by natural declines in production from the Producing and Development Wells.

Production Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
	($ in thousands, except per unit data)
Production tax expenses	$308	$146	111%	$799	$388	106%

Production taxes per boe	$2.85	$1.35	111%	$2.49	$1.32	89%
Production taxes are calculated as a percentage of oil, natural gas and NGL revenues, net of any applicable tax credits. The increase in production taxes in the Current Quarter and Current Period compared to the Prior Quarter and Prior Period relates primarily to an increase in royalty income.
Trust Administrative Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
	($ in thousands)
Trust administrative expenses(a)	$54	$364	(85)%	$647	$993	(35)%
(a)Includes a change in cash advances resulting in a $0.10 million decrease in administrative expenses for both the three and nine months ended September 30, 2022.
Trust administrative expenses primarily consist of the administrative fees paid to the Trustees and Diversified, as well as costs for accounting and legal services. The decrease in expenses in the Current Quarter is primarily related to the net changes in the cash advance of $0.30 million. The decrease in expenses in the Current Period is primarily related to decreased accounting, tax preparation, and regulatory compliance expenses.

Liquidity and Capital Resources
The Trust’s principal sources of liquidity and capital are cash flows generated from the Royalty Interests and the loan commitment as described above. The Trust’s primary uses of cash are distributions to Trust unitholders, payments of production taxes, payments of Trust administrative expenses, including any reserves established by the Trustee for future liabilities and repayment of loans and payments of expense reimbursements to Diversified for out-of-pocket expenses incurred on behalf of the Trust. Administrative expenses include payments to the Trustees, as well as a quarterly fee of $50,000 to Diversified pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the sales of oil, natural gas and NGL production attributable to the Royalty Interests during the quarter, over the Trust’s expenses for the quarter and any cash reserve for the payment of liabilities of the Trust. The Trust does not undertake or control any capital projects or capital expenditures. These capital expenditures, if any, are controlled and paid by Diversified.
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
The Trustee may increase or decrease the targeted amount of the cash reserve at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders. Without limiting the foregoing, the Trustee has reviewed the adequacy and sufficiency of the existing cash reserve and determined that, commencing with the distribution to unitholders for the fourth quarter 2021, which was paid in March 2022, the Trustee began withholding the funds otherwise available for distribution to the unitholders each quarter to increase existing cash reserves by a total of approximately $3,200,000 over a period of several quarters. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to unitholders, together with interest earned on the funds. As of September 30, 2022, $1,090,828 has been so withheld to increase cash reserves.
The Trust is required to make quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s administrative expenses, on or about 60 days following the completion of each calendar quarter through (and including) the quarter ending June 30, 2031. The 2022 third quarter distribution of $0.0849 per common unit, consisting of proceeds attributable to production from March 1, 2022 through May 31, 2022, (net of administrative expenses) was made on August 29, 2022 to record unitholders as of August 19, 2022.

On November 3, 2022, the Trust declared the December 2022 Distribution. The Trust's quarterly income available for distribution was $0.0722 per common unit consisting of proceeds attributable to production from June 1, 2022 to August 31, 2022 (net of administrative expenses). The distribution will be paid on December 1, 2022 to common unitholders of record as of November 21, 2022. All Trust unitholders share on a pro rata basis in the Trust's distributable income. Distributable income attributable to production from June 1, 2022 to August 31, 2022 was calculated as follows (in thousands, except for unit and per unit amounts):

REVENUES:
Royalty income(a)	$4,486
EXPENSES:
Production taxes	(311)
Trust administrative expenses(b)	(623)
Total expenses	(934)
Cash withheld to increase cash reserves	(175)
Distributable income available to common unitholders	$3,377

Distributable income per common unit(c)	$0.0722
(a)Net of certain post-production expenses.
(b)Includes the quarterly change in cash advance resulting in an increase in administrative expenses totaling $0.15 million.
(c)Calculation of distributable income per common unit is based on 46,750,000 commons units issued and outstanding as of November 8, 2022
The Trustee can authorize the Trust to borrow money to pay Trust expenses that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from the Trustee as a lender provided the terms of the loan are fair to the Trust unitholders. The Trustee may also deposit funds awaiting distribution in an account with itself, if the interest paid to the Trust at least equals amounts paid by the Trustee on similar deposits, and make other short-term investments with the funds distributed to the Trust. The Trustee may also hold funds awaiting distribution in a non-interest-bearing account.
Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including cash reserves, if any) is not sufficient to pay the Trust’s ordinary course expenses as they become due, Diversified will loan funds to the Trust necessary to pay such expenses. Any funds loaned by Diversified pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business and may not be used to satisfy Trust indebtedness for borrowed money of the Trust. If Diversified loans funds pursuant to this commitment, unless Diversified agrees otherwise in writing, no further distributions may be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. There were no loans outstanding as of September 30, 2022 and December 31, 2021.
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
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
The Trust’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act are designed to ensure that the information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Trust is accumulated and communicated by Diversified to the Trustee, and its employees who participate in the preparation of the Trust’s periodic reports as appropriate to allow timely decisions regarding required disclosures. The Vice President of the Trustee has evaluated the effectiveness of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this Quarterly Report. Based on her evaluation, as of September 30, 2022, she has concluded that the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended) were effective.
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
Changes in Internal Control over Financial Reporting.
There were no changes in the Trust's internal control over financial reporting during the three months ended September 30, 2022 that materially affected, or were reasonably likely to materially affect, the Trust's internal control over financial reporting.

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
Date: November 14, 2022

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