Form 10-K
period 2022-12-31
CHESAPEAKE GRANITE WASH TRUST
filed 2023-03-24
CIK 1524769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[X]    Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [  ] No [X]

    The aggregate market value of the 23,000,000 Common Units representing beneficial interests in Chesapeake Granite Wash Trust held by non-affiliates of the registrant, computed using the closing sale price of $1.21 on June 30, 2022, was approximately $27.83 million.

As of March 22, 2023, 46,750,000 Common Units representing beneficial interests in Chesapeake Granite Wash Trust were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
    Listed below is the only document parts of which are incorporated herein by reference and the parts of this Annual Report into which the document is incorporated:
None

CHESAPEAKE GRANITE WASH TRUST
2020 ANNUAL REPORT ON FORM 10-K

All references to “we,” “us,” “our,” or the “Trust” refer to Chesapeake Granite Wash Trust. The royalty interests conveyed on November 16, 2011 by Chesapeake Energy Corporation from its interests in certain properties in the Colony Granite Wash formation in Oklahoma and held by the Trust are referred to as the “Royalty Interests.” References to "Chesapeake" refer to Chesapeake Energy Corporation and, where the context requires, its subsidiaries. References to "Tapstone" refer to Tapstone Energy Holdings, LLC or its wholly owned subsidiary Tapstone Energy LLC, as applicable. References to "Diversified" refer to Diversified Energy Company PLC and, where the context requires, its subsidiaries. References to "Operator" refer to (i) Diversified Energy Company PLC and, where the context requires, its subsidiaries at all times after consummation of the Merger (as defined below), (ii) Tapstone Energy, LLC at all times from December 11, 2020 and prior to the consummation of the Merger, and (iii) Chesapeake at all times prior to December 11, 2020. As of December 7, 2021, Diversified, through Tapstone, its wholly owned subsidiary, owns and operates all Underlying Properties (as defined below) held by the Trust.

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
AMI. The area of mutual interest, or AMI, lies within Washita County in western Oklahoma and is limited to the Colony Granite Wash formation in the area identified below, consisting of approximately 40,500 gross acres (26,400 net acres) held by Tapstone as of December 31, 2022.

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
NYMEX. New York Mercantile Exchange.
Operator. The company that holds the AMI, owns the Underlying Properties and is bound by the terms of the Trust Agreement. Following the consummation of the Merger (as defined below), Diversified Energy Company PLC and, where the context requires, its subsidiaries, became the Operator.
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

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“Annual Report” or "Form 10-K") includes “forward-looking statements” about the Trust and the Operator and other matters discussed herein that are subject to risks and uncertainties that are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact included in this document, including, without limitation, statements relating to actions by, or disputes among or between, members of the Organization of the Petroleum Exporting Countries and its allies ("OPEC+"), market factors, market prices, statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II and “Risk Factors” in Item 1A of Part I and elsewhere herein regarding the proved oil, natural gas and NGL reserves associated with the properties underlying the Royalty Interests, the Trust’s or the Operator's future financial position, business strategy, budgets, projected costs and plans and objectives for future operations, information regarding target distributions, statements pertaining to future development activities and costs and information regarding production and reserve growth, statements regarding the Trust's continued listing on the OTC Markets Group, Inc. (the "OTC Pink"), statements regarding ongoing conflict in Ukraine and the impact thereof on our and the Operator's business, financial condition, results of operations and cash flows are forward-looking statements. Actual outcomes and results may differ materially from those projected. Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “seek,” “plan,” “goal,” “assume,” “target,” “should,” “intend," "ability," "will," "would," "forecast" or other words that convey the uncertainty of future events or outcomes. These statements are based on certain assumptions made by the Trust, and by the Operator in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform with such expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Item 1A of Part I of this Annual Report, which could affect the future results of the energy industry in general, and the Trust and the Operator in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. These factors should not be construed as exhaustive, and there may also be other risks that we are unable to predict at this time. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on the Operator's business and the Trust. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. The Trustee relies on the Operator for information regarding the Royalty Interests, the Underlying Properties and the Operator itself. The Trust undertakes no obligation to publicly update or revise any forward-looking statements and expressly disclaims any obligation to do so, except as required by applicable law.

PART I
ITEM 1.Business

Introduction
The Trust is a statutory trust formed in June 2011 under the Delaware Statutory Trust Act pursuant to an initial trust agreement by and among the Operator, as Trustor, The Bank of New York Mellon Trust Company, N.A., as Trustee (the “Trustee”), and The Corporation Trust Company, as Delaware Trustee (the “Delaware Trustee”). The Trust maintains its offices at the office of the Trustee, which is located at 601 Travis Street, Floor 16, Houston, Texas 77002, and the telephone number of the Trustee is (512) 235-6555.
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
For the year ended December 31, 2022, the Trust declared and paid the following cash distributions:

Production Period	Distribution Date	Cash Distribution per Common Unit
June 2022 – August 2022	December 1, 2022	$0.0722
March 2022 - May 2022	August 29, 2022	$0.0849
December 2021 - February 2022	May 31, 2022	$0.0540
September 2021 - November 2021	March 3, 2022	$0.0667
 ___________________________________________________
Subsequent Distribution. The Trust's quarterly income available for distribution was $0.0757 per common unit for the production period from September 1, 2022 to November 30, 2022. On February 3, 2022, the Trust declared a cash distribution of $0.0757 per common unit attributable to such production period. The distribution was paid on March 1, 2023 to record unitholders as of February 20, 2023. All Trust unitholders share on a pro rata basis in the Trust's distributable income.
As of March 22, 2023, Tapstone owned 23,750,000 common units, which represent 50.8% of the outstanding Trust units. Diversified is the ultimate parent company of Tapstone, and therefore is deemed to beneficially own the common units held by Tapstone.

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
Until such time as Diversified and its affiliates own less than 10% of the outstanding Trust units, the affirmative vote of the holders of a majority of common units (excluding common units owned by Diversified and its affiliates) and a majority of Trust units voting in person or by proxy at a meeting of such holders at which a quorum is present is required to:
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
At any time when Diversified and its affiliates own less than 10% of the outstanding Trust units, the vote of the holders of a majority of Trust units, including units owned by Diversified, voting in person or by proxy at a meeting of such holders at which a quorum is present will be required to take the actions described above. Notwithstanding the foregoing, there are conflicting interpretations that the Trust Agreement requires the exclusion of the common units owned by Diversified and its affiliates in a vote following Tapstone's acquisition of the Underlying Properties from Chesapeake even if Diversified and its affiliates own over 10% of the outstanding Trust units.
Certain amendments to the Trust Agreement may be made by the Trustee without approval of the Trust unitholders. The Trustee must consent before all or any part of the Trust assets can be sold except in connection with the dissolution of the Trust or limited sales directed by Diversified in conjunction with its sale of Underlying Properties.
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
The Trust may merge or consolidate with or into, or convert into, one or more limited partnerships, general partnerships, corporations, business trusts, limited liability companies, or associations or unincorporated businesses if such transaction is agreed to by the Trustee and approved by the vote of the holders of a majority of the Trust units and a majority of the common units (excluding common units owned by Diversified and its affiliates) in each case voting in person or by proxy at a meeting of such holders at which a quorum is present and such transaction is permitted under the Delaware Statutory Trust Act and any other applicable law. At any time that Diversified and its affiliates collectively own less than 10% of the outstanding Trust units, however, the standard for approval will be the vote of a majority of the Trust units, including units owned by Diversified voting in person or by proxy at a meeting of such holders at which a quorum is present. Notwithstanding the foregoing, there are conflicting interpretations that the Trust Agreement requires the exclusion of the common units owned by Diversified and its affiliates in a vote following Tapstone's acquisition of the Underlying Properties from Chesapeake even if Diversified and its affiliates own over 10% of the outstanding Trust units.
Trustee's Power to Sell Trust Assets. The Trustee may sell Trust assets, including the Royalty Interests, under any of the following circumstances:
•the sale is requested by Diversified, in accordance with the provisions of the Trust Agreement; or
•the sale is approved by the vote of holders representing a majority of the Trust units and a majority of the common units (excluding common units owned by Diversified and its affiliates) in each case voting in person or by proxy at a meeting of such holders at which a quorum is present; except that at any time that Diversified and its affiliates collectively own less than 10% of the outstanding Trust units, the standard for approval will be the vote of a majority of the Trust units, including units owned by Diversified voting in person or by proxy at a meeting of such holders at which a quorum is present. Notwithstanding the foregoing, there are conflicting interpretations that the Trust Agreement requires the exclusion of the common units owned by Diversified and its affiliates in a vote following Tapstone's acquisition of the Underlying Properties from Chesapeake even if Diversified and its affiliates own over 10% of the outstanding Trust units.
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
The Operator's Obligation to Fund Trust Expenses in Certain Circumstances. The Operator has agreed that, if at any time the Trust's cash on hand (including available cash reserves) is not sufficient to pay the Trust's ordinary course expenses as they become due, the Operator will lend funds to the Trust necessary to pay such expenses. Any funds loaned by the Operator pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other accrued current liabilities arising in the ordinary course of the Trust's business, and may not be used to satisfy Trust indebtedness for borrowed money. If the Operator lends funds pursuant to this commitment, unless the Operator agrees otherwise, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. Any such loan will be on an unsecured basis. There were no loans outstanding as of December 31, 2022 or December 31, 2021.
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
•the holders of a majority of the Trust units and a majority of the common units (excluding common units owned by Diversified and its affiliates) in each case voting in person or by proxy at a meeting of such holders at which a quorum is present vote in favor of dissolution; except that at any time that Diversified and its affiliates collectively own less than 10% of the outstanding Trust units, the standard for approval will be a majority of the Trust units, including units owned by Diversified voting in person or by proxy at a meeting of such holders at which a quorum is present; notwithstanding the foregoing, there are conflicting interpretations that the Trust Agreement requires the exclusion of the common units owned by Diversified and its affiliates in a vote following Tapstone's acquisition of the Underlying Properties from Chesapeake even if Diversified and its affiliates own over 10% of the outstanding Trust units; or
•the Trust is judicially dissolved.

In the case of any of the foregoing, the Trustee would sell all of the Trust's assets, either by private sale or public auction, and distribute the net proceeds of the sale to the Trust unitholders after payment, or reasonable provision for payment, of all Trust liabilities.
Federal Income Tax Considerations
The Trust's federal income tax reporting position is that it is classified as a partnership for federal and applicable state income tax purposes. This position relies on the opinion of Bracewell LLP, former counsel to the Operator and the Trust, rendered in connection with the initial public offering of the Trust units, in which counsel opined that at least 90% of the Trust's gross income is qualifying income within the meaning of Section 7704 of the Internal Revenue Code of 1986, as amended. The Trust's federal income tax reporting positions are consistent with the Federal Income Tax Considerations section in the prospectus filed by the Trust with the SEC on November 14, 2011, in connection with the initial public offering of its common units (the “Federal Income Tax Considerations Section in the Prospectus”). However, as discussed in detail below under Item 1A. Risk Factors – Tax Risks Related to the Units, the Trust has not requested a ruling from the IRS regarding its U.S. federal income tax reporting positions and its positions may not be sustained by a court or if contested by the IRS.
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
•hydraulic fracturing;
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
As a passive entity, the Trust does not maintain insurance policies for the Underlying Properties. The Operator maintains a control of well insurance policy with a $3 million limit on producing wells with a true vertical depth of less than or equal to 5,000 feet, a $20 million limit on producing wells with a true vertical depth of more than 5,000 feet, and a $20 million to $30 million limit on drilling, workover, and re-entry activities depending on the level of the authorization for expenditure that insure against certain sudden and accidental risks associated with drilling, completing, and operating its wells. There is no assurance that this insurance will be adequate to cover all losses or exposure to liability. The Operator also carries in excess of $20 million in commercial general liability and/or umbrella insurance that is inclusive of sudden and accidental pollution liability. The Operator provides workers’ compensation insurance coverage to employees in all states in which it operates. While the Operator has informed us that it believes these policies are customary in the industry, they do not provide complete coverage against all operating risks and policy limits scale to the Operator's working interest percentage in certain situations. In addition, the Operator's insurance does not cover penalties or fines that may be assessed by a governmental authority. A loss not fully covered by insurance could have a material adverse effect to the Operator's financial position, results of operations and cash flows. The Operator’s insurance coverage may not be sufficient to cover every claim made against the Operator or may not be commercially available for purchase in the future.
The Underlying Properties and the Royalty Interests
Overview. The Underlying Properties consist of working interests owned by the Operator located in the Colony Granite Wash play in Washita County in western Oklahoma arising from leases and farmout agreements related to properties from which the Royalty Interests were conveyed. The AMI consists of approximately 40,500 gross acres (26,400 net acres). As of December 31, 2022 and 2021, the total reserves estimated to be attributable to the Trust were 3,846 mboe (57% natural gas by volume) and 3,867 mboe (55% natural gas by volume), respectively. These amounts include 3,846 mboe of proved developed reserves and no proved undeveloped reserves as of December 31, 2022 and 3,867 mboe of proved developed reserves and no proved undeveloped reserves as of

December 31, 2021. The decrease in estimated total reserves attributable to the Trust of 21 mboe is primarily attributable to 2022 production offset by the economic well life increasing as a result of the increase in commodity pricing. See Item 1A. Risk Factors – Actual reserves and future production may be less than current estimates, which could reduce cash distributions by the Trust and the value of the Trust units and Risks and Uncertainties in Note 2 to the financial statements contained in Part II, Item 8 of this Annual Report for further discussion of the decrease in reserves. For clarity, the Trust does not own or have rights to undeveloped lands, undeveloped formations, or undeveloped reserves, nor the right or ability to drill future wells.
The Colony Granite Wash is a subset of the greater granite wash plays of the Anadarko Basin. The Colony Granite Wash is located at the eastern end of a series of Des Moines-age granite wash fields that extend along the southern flank of the Anadarko Basin, approximately 60 miles into the Texas Panhandle. These granite wash fields were generally deposited as deep-water turbidites that result in relatively low risk, laterally extensive reservoirs. The productive members of the Colony Granite Wash are encountered between approximately 11,500 and 13,000 feet and lie stratigraphically between the top of the Des Moines formation (or top of Colony Granite Wash 'A') and the top of the Prue formation (or base of Colony Granite Wash 'C'). The individual productive members within the Colony Granite Wash may reach 200 feet or more in gross interval thickness and the targeted porosity zones within these individual members are generally 20 to 75 feet thick. The Colony Granite Wash is primarily a natural gas and natural gas condensate reservoir based on reserve volumes. However, in the Colony Granite Wash, oil and NGL production currently generate more revenue than natural gas production due to higher relative prices for oil and NGL than for natural gas. No development costs were incurred in the years ended December 31, 2022 and 2021 due to no new wells being drilled by the Operator in the Colony Granite Wash after fulfillment of its drilling obligation to the Trust.
Royalty Interests. The Royalty Interests were conveyed from Chesapeake's interest in the Underlying Properties effective as of July 1, 2011. As of December 31, 2022, the Trust on average owns a 47.8% net revenue interest in the Producing Wells and a 28.6% net revenue interest in the completed Development Wells. The Operator retains 10% of the proceeds from the sales of oil, natural gas and NGL production attributable to its net revenue interest in the Producing Wells, and 50% of the proceeds from the sales of production attributable to its net revenue interest in the Development Wells.
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

All of the Trust's estimated oil, natural gas and NGL reserves are located within the U.S. The table below sets forth information as of December 31, 2022 with respect to the estimated proved reserves of the Underlying Properties and Royalty Interests and the associated PV-10. Because the Trust will not bear income tax expense, PV-10 and the standardized measure of estimated future net revenue of the Royalty Interests are the same. PV-10 is not intended to represent the current market value of the estimated oil, natural gas and NGL reserves attributable to the Royalty Interests. The reserve estimates were prepared by third party engineering firm, Netherland, Sewell & Associates, Inc., in accordance with the criteria established by the SEC. Management uses PV-10, a non-GAAP measure, which is calculated without deducting estimated future income tax expenses, as a measure of the value of the Company's current proved reserves and to compare relative values among peer companies. We also understand that securities analysts and rating agencies use this measure in similar ways. While estimated future net revenue and the present value thereof are based on prices, costs and discount factors which may be consistent from company to company, the standardized measure of discounted future net cash flows is dependent on the unique tax situation of each individual company. PV-10 should not be considered in isolation or as a substitute for the standardized measure of discounted future net cash flows or any other measure of a company's financial or operating performance presented in accordance with GAAP.

		Proved Reserves
	Oil (mbbl)	Natural Gas (mmcf)	NGL (mbbl)	Total (mboe)	PV-10 ($ in thousands)
Underlying Properties:
Developed	461	16,669	1,635	4,874	$83,043
Undeveloped	—	—	—	—	—
Total	461	16,669	1,635	4,874	$83,043
Royalty Interests:
Developed(1)	367	13,165	1,285	3,846	$66,648
Undeveloped(1)	—	—	—	—	—
Total	367	13,165	1,285	3,846	$66,648
_________________________________________________
(1)PV-10 for the Royalty Interests was calculated exclusive of any production or development costs.

	Proved Developed	Proved Undeveloped	Total Proved
	($ in thousands)
Royalty Interests:
Estimated future net revenue (1)	$125,909	$—	$125,909
Present value of estimated future net revenue (PV-10)(1)	$66,648	$—	$66,648
Standardized measure(1)			$66,648
_________________________________________________
(1)Estimated future net revenue represents the estimated future revenue to be generated from the production of proved reserves, net of estimated production and costs, using prices and costs under existing economic conditions as of December 31, 2022. PV-10 is the present value of estimated future net revenue to be generated from the production of proved reserves, discounted at 10% per annum to reflect timing of future cash flows and calculated without deducting future income taxes. PV-10 is a non-GAAP financial measure and generally differs from the standardized measure of discounted net cash flows, or the Standardized Measure, the most directly comparable GAAP financial measure, because it does not include the effects of income taxes on future net revenues. However, as the Trust is not subject to income tax expense, the two measures are the same as of December 31, 2022.

A comparison of the standardized measure of discounted future net cash flows to PV-10 is presented above. Neither PV-10 nor the standardized measure of discounted future net cash flows purport to represent the fair value of the proved oil and gas reserves.
The proved reserves were determined using a 12-month unweighted arithmetic average of the first-day-of-the-month prices for oil, natural gas and NGL for the period from January 1, 2022 through December 1, 2022, and were held constant for the life of the properties. The prices used in the reserve reports, as well as the Operator's internal reports, yield weighted average prices at the wellhead, which are based on first-day-of-the-month reference prices and before basis differential adjustments. For the Royalty Interests, costs of marketing services provided by the Operator's affiliates will not be charged to the Trust. The reference prices and the equivalent weighted average wellhead prices are presented in the table below.

	Oil	Natural Gas
	(per bbl)	(per mcf)
Trailing 12-month average (SEC) pricing	$94.14	$6.36
Weighted average wellhead prices (Underlying Properties)	$96.63	$5.34
Weighted average wellhead prices (Royalty Interests)	$92.25	$4.45
As of December 31, 2022, no Royalty Interests were classified as PUDs.
As of December 31, 2022, of the total proved reserves, 4,874 mboe and 3,846 mboe attributable to the Underlying Properties and the Royalty Interests, respectively, were classified as proved developed reserves.
The Operator's ownership interest used for calculating proved reserves and the associated estimated future net revenue assumed maximum participation by other parties to the Operator's farmout and participation agreements. SEC pricing used for calculating the estimated future net revenues attributable to proved reserves does not reflect actual market prices for oil, natural gas and NGL production sold subsequent to December 31, 2022.
The Trust's estimated proved reserves and the standardized measure of discounted future net cash flows of the proved reserves at December 31, 2022, 2021 and 2020, respectively, along with the changes in quantities and standardized measure of such reserves for the three years ended December 31, 2022, 2021 and 2020, respectively, are shown in Supplemental Disclosures About Oil, Natural Gas and NGL Producing Activities included in Item 8 of Part II of this Annual Report. No estimates of proved reserves comparable to those included herein have been included in reports to any federal agency other than the SEC.
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
Development Wells. Pursuant to the development agreement with the Trust, the Operator was obligated to drill, cause to be drilled or participate as a non-operator in the drilling of 118 Development Wells by June 30, 2016. The Operator had fulfilled its drilling obligation under the development agreement as of June 30, 2016. The Operator retained an interest in each of the Producing Wells and Development Wells and Diversified currently operates approximately 96% of the Producing Wells and the completed Development Wells. Prior to fulfilling its commitment to drill the Development Wells, the Operator was not allowed to drill or complete, or permit any other person within its control to drill or complete any well in the Colony Granite Wash formation or lease acreage included within the

AMI for its own account. For the life of the Trust, the Operator will not be permitted to drill or complete any well that will have a perforated segment within 600 feet of any perforated interval of any Development Well or Producing Well. The Operator's average net revenue interest in the oil and gas properties underlying the Development Royalty Interest is approximately 60%. The Development Royalty Interest entitles the Trust to receive 50% of the proceeds attributable to the Operator's net revenue interest in future production of oil, natural gas and NGL from the Development Wells.
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
Drilling Activity. Due to the Operator's completion of its drilling obligation under the development agreement, the Operator did not drill any wells in 2022, 2021 or 2020 and has no obligation to do so in the future.
Developed and Undeveloped Acreage. The following table sets forth information regarding developed and undeveloped acreage held by the Operator within the AMI as of December 31, 2022. All of the leases associated with the Underlying Properties are held by production and not subject to expiration so long as production continues in paying quantities.

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

Natural gas and NGL produced from the Underlying Properties are gathered by gathering pipelines owned by WMB under a contract that expires in approximately 6 years. NGL and natural gas are gathered and processed at facilities owned by Energy Transfer under a contract that expires in 2023 and then sold to a number of primary purchasers in the area. Oil produced from the Underlying Properties is gathered by gathering pipelines and equipment owned by WMB or transported by trucks owned by third parties and sold to various counterparties. In the event of a loss of its contracts with WMB or Energy Transfer, the Operator believes that the availability of other customers and service providers in the area is sufficient to accommodate such loss.
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
The following table provides revenues and direct operating expenses for the years ended December 31, 2022, 2021 and 2020 as derived from the Underlying Properties' statements of revenues and direct operating expenses.

	Years Ended December 31,
	2022	2021	2020
	($ in thousands)
Oil, natural gas and NGL revenues(1)	$18,349	$20,718	$4,821
Direct operating expenses:
Production expenses excluding taxes	2,732	4,459	4,690
Production taxes	1,395	1,525	316
Ad valorem taxes	—	—	8
Total direct operating expenses	4,127	5,984	5,014
Revenues in excess (deficit) of direct operating expenses(2)	$14,222	$14,734	$(193)
_________________________________________________
(1)Oil, natural gas and NGL revenues are net of post-production expenses, including gathering, storage, compression, transportation, processing, treating, dehydrating and non-affiliate marketing expenses.
(2)Net deficit in 2020 is attributable to significant decreases in commodity prices throughout 2020.

The following table sets forth the production, average sales prices, and average cost per boe for production expenses and production taxes for the Underlying Properties for the years ended December 31, 2022, 2021 and 2020.

	Years Ended December 31,
	2022	2021	2020
Production:
Oil (mbbls)	69	99	92
Natural gas (mmcf)	1,588	2,271	2,700
NGL (mbbls)	148	286	244
Total production (mboe)	482	764	786

Average sales prices:(1)
Oil (per bbl)	$96.68	$64.71	$32.82
Natural gas (per mcf)(2)	$6.62	$3.12	$(0.09)
NGL (per bbl)	$43.16	$25.29	$8.49
Average (per boe)	$38.07	$27.12	$6.13
Direct operating expenses:
Production expenses (per boe)	$5.67	$5.84	$5.97
Production taxes (per boe)(3)	$2.90	$2.00	$0.40
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
 Oil, Natural Gas and NGL Revenues. For the year ended December 31, 2022, oil, natural gas and NGL revenues were $18.3 million compared to $20.7 million and $4.8 million for the years ended 2021 and 2020, respectively. The $2.4 million decrease in revenues from 2021 to 2022 was due to a decrease in production offset by an increase in average sales prices received. The overall increase in the price received per boe in 2022 compared to 2021 resulted in a $5.3 million increase in oil, natural gas and NGL revenues. Decreased sales volumes resulted in a $7.7 million decrease in oil, natural gas and NGL revenues. This decrease is a result of Oaktree Capital Partners, L.P. ("Oaktree") participating in the Underlying Properties, which did not affect the corresponding revenue attributable to the Trust.
The $15.9 million increase in revenues from 2020 to 2021 was due to an increase in average sales prices received, offset by a decrease in production. The overall increase in the price received per boe in 2021 compared to 2020 resulted in a $16.0 million increase in oil, natural gas and NGL revenues. Decreased sales volumes resulted in a $0.1 million decrease in oil, natural gas and NGL revenues.
Production Expenses. For the year ended December 31, 2022, production expenses were $2.7 million compared to $4.5 million and $4.7 million for the years ended 2021 and 2020, respectively. On a unit-of-production basis, production expenses were $5.67 per boe in 2022 compared to $5.84 per boe in 2021 and $5.97 per boe in 2020.
Production Taxes. For the year ended December 31, 2022, production taxes were $1.4 million, compared to $1.5 million and $0.3 million for the years ended 2021 and 2020, respectively. On a unit-of-production basis, production taxes were $2.90 per boe in 2022 compared to $2.00 per boe in 2021 and $0.40 per boe in 2020. The increase in per unit-of-production taxes from 2021 to 2022 was primarily due to the increase in commodity prices.

The increase in per unit-of-production taxes from 2020 to 2021 was primarily due to the increase in commodity prices.
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
Netherland, Sewell & Associates, Inc. Diversified engaged Netherland, Sewell & Associates, Inc., a third-party engineering firm, to prepare all of the Trust's estimated proved reserves as of December 31, 2022. A copy of the report issued by the engineering firm is filed with this report as Exhibit 99.1. The qualifications of the technical person at the firm primarily responsible for overseeing the preparation of our reserve estimates are set forth below.
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
The Delaware Trustee and the Trustee may resign at any time or be removed with or without cause at any time by the vote of a majority of the outstanding Trust units (excluding common units owned by Diversified and its affiliates) voting in person or by proxy at a meeting of such holders at which a quorum is present; except that at any time that Diversified and its affiliates collectively own less than 10% of the outstanding Trust units, the standard for approval will be the vote of a majority of the Trust units, including units owned by Diversified, voting in person or by proxy at a meeting of such holders at which a quorum is present. Notwithstanding the foregoing, there are conflicting interpretations that the Trust Agreement requires the exclusion of the common units owned by Diversified and its affiliates in a vote following Tapstone's acquisition of the Underlying Properties from Chesapeake even if Diversified and its affiliates own over 10% of the outstanding Trust units. Abstentions and broker non-votes shall not be deemed to be votes cast. Any successor must be a bank or trust company meeting certain requirements, including having combined capital, surplus and undivided profits of at least $20 million, in the case of the Delaware Trustee, and $100 million, in the case of the Trustee.

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
•Increases in interest rates may cause the value of the Trust units to decline.
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
•Diversified may sell Trust units in the public or private markets and such sales could have an adverse impact on the trading price of the common units.
•Conflicts of interest could arise between the Operator and the Trust.
•The Operator may sell all or a portion of its retained interest in the Underlying Properties, subject to and burdened by the Royalty Interests.
•The Trust units are listed on the OTC Pink marketplace.
•The Operator is subject to extensive governmental regulation, including environmental, which can change and could adversely impact the Operator's business.
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
Actual future production attributable to the Royalty Interests, oil, natural gas and NGL prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil, natural gas and NGL reserves most likely will vary from these estimates. Such variations may be significant and could materially affect the estimated quantities and present value of proved reserves. In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development drilling, prevailing oil and natural gas prices and other factors, many of which are beyond the Operator's control. The Trust's revenue and distributable income available to unitholders have been adversely affected throughout 2021 and 2022 by a decline in production. Due to natural declines, the Trust expects production to decline further and expects distributable income to continue to be adversely affected.
As of December 31, 2022, none of the Trust’s estimated proved reserves were undeveloped.

The present values included in this report do not represent the current market value of the Trust's estimated reserves. In accordance with SEC requirements, the estimates of our present values are based on prices and costs as of the date of the estimates. Prices on the date of estimate are calculated as the average oil and natural gas price, as applicable, during the 12 months ending in the current reporting period, determined as the unweighted arithmetic average of prices on the first day of each month within the 12-month period. The December 31, 2022 present value is based on a $94.14 per bbl of oil price and a $6.36 per mcf of natural gas price, before considering basis differential adjustments. Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of an estimate.
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
Reserve estimates for fields that do not have a lengthy production history are less reliable than estimates for fields with lengthy production histories. A lack of production history may contribute to inaccuracy in estimates of proved reserves, future production rates and the timing of development expenditures. Most of the Producing Wells, as defined by the SEC, have been operational for a relatively short period of time and estimated total reserves vary substantially from well to well and are not directly correlated to perforated lateral length or completion technique. There can be no assurance that the data used in preparing these estimates can accurately predict future production. The lack of operational history for horizontal wells in the Colony Granite Wash may also contribute to the inaccuracy of estimates of proved reserves. During 2022, the Trust recorded upward reserve revisions primarily attributable to higher production and commodity prices in forecasts. During 2021, the Trust recorded upward reserve revisions primarily attributable to higher production and commodity prices in forecasts. Future well performance or different expected ultimate recovery could lead to further adjustments to our reserve estimates. A material and adverse variance of actual production, revenues and expenditures from those underlying reserve estimates would have a material adverse effect on the financial condition, results of operations and cash flows of the Trust and would reduce cash distributions to Trust unitholders.
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
Emerging ESG regulations could impose enforceable disclosure requirements and present the Operator with substantial risk of litigation or government investigation. In 2021, the European Union implemented ESG reporting requirements for financial market participants. In the U.S., disclosure regulations have been issued related to pension investments in California and for the responsible investment of public funds in Illinois. Additional regulation is pending in other states. On March 15, 2021, the SEC requested public input on climate change disclosures in public company filings. On March 21, 2022, the SEC issued proposed enhanced climate-related disclosure rules. The increasing societal, investor and regulatory pressure on companies to address ESG matters may result in reputational damage, negative impacts on stock price and access to capital markets, reduced profits and investigations and litigation risks.
The coronavirus (COVID-19) pandemic and related economic turmoil could adversely affect our business, financial condition, results of operations and cash flows.
Pandemics, such as the COVID-19 pandemic resulted in widespread adverse impacts on the global economy and on Diversified and Diversified’s customers and other parties with whom it has business relations. To date, Diversified has experienced limited operational impacts as a result of COVID-19 and the related governmental restrictions.
Increases in interest rates may cause the value of the Trust units to decline.
Recent increases in interest rates may cause a corresponding decline in demand for equity investments in general, and in particular, for yield-based equity investments such as the Trust units. Any such increase in interest rates or reduction in demand for the units resulting from other relatively more attractive investment opportunities may cause the value of the units to decline. A global economic slowdown or recession and macroeconomic trends (such as higher inflation, volatility in the financial markets and increasing interest rates) may also result in unfavorable impact to the value of the Trust units.
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

In addition, the amount of funds available for distribution to unitholders will be reduced by the amount of any cash reserves maintained by the Trustee in respect of anticipated future Trust expenses, including any expenses incurred by the Trustee as a result of the dissolution of the Trust. The Trustee may increase or decrease the targeted amount of the cash reserve at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders. Without limiting the foregoing, the Trustee reviewed the adequacy and sufficiency of the existing cash reserve in 2021 and determined to withhold funds otherwise available for distribution to the unitholders each quarter to increase existing cash reserves by a total of approximately $3,200,000 over a period of several quarters, commencing with the distribution to unitholders for the fourth quarter 2021 (payable in 2022). As of December 30, 2022, $1,265,828 has been so withheld to increase cash reserves. Cash held in reserve will be invested as required by the trust agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to unitholders, together with interest earned on the funds.
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
In connection with the dissolution of the Trust on the Termination Date, the Term Royalties will automatically revert to the Operator, while the Perpetual Royalties will be sold and the proceeds will be distributed to the unitholders (including Diversified to the extent of any Trust units it owns) at the date the Trust dissolves or soon thereafter. The price received by the Trust from any purchaser of the Perpetual Royalties will depend, among other things, on the prices of oil, natural gas and NGL at that time. There can be no assurance that the prices of oil, natural gas and NGL will be at levels such that Trust unitholders will receive any particular amount of cash in return for the Trust's sale of the Perpetual Royalties.
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
Diversified may sell Trust units in the public or private markets and such sales could have an adverse impact on the trading price of the common units.
Diversified owns 23,750,000 common units. Diversified may sell Trust units in the public or private markets, and any such sales could have an adverse impact on the price of the common units or on any trading market that may develop. The Trust has granted registration rights to Tapstone, which, if exercised, would facilitate sales of Trust units by Tapstone to the public.
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
In addition, the Operator has agreed that, if at any time the Trust's cash on hand (including available cash reserves) is not sufficient to pay the Trust's ordinary course expenses as they become due, it will lend funds to the Trust necessary to pay such expenses. Any such loan will be on an unsecured basis. If the Operator provides such funds to the Trust, it would become a creditor of the Trust and its interests as a creditor could conflict with the interests of unitholders. There were no loans outstanding as of December 31, 2022 or December 31, 2021.
The Operator may sell all or a portion of its retained interest in the Underlying Properties, subject to and burdened by the Royalty Interests; any such purchaser could have a weaker financial position and/or be less experienced in oil, natural gas and NGL development and production than the Operator.
Trust unitholders will not be entitled to vote on any sale by the Operator of its retained interest in the Underlying Properties and the Trust will not receive any proceeds from any such sale. The purchaser would be responsible for all of the Operator's obligations relating to the Royalty Interests on the portion of the Underlying Properties sold, including the Operator's obligation to operate the Underlying Properties sold in accordance with the Reasonably Prudent Operator Standard under the development agreement and the Operator's true-up obligations with respect to the Underlying Properties sold, and the Operator would have no continuing obligation to the Trust for those properties. Additionally, the Operator may enter into farmout or participation arrangements with respect to the wells burdened by the Royalty Interests. Any purchaser, farmout counterparty or participating partner could have a weaker financial position and/or be less experienced in oil, natural gas and NGL development and production in the Colony Granite Wash than the Operator, which could result in a decrease in production from the Underlying Properties sold and a corresponding decrease in cash available for distribution to the Trust's unitholders. Additionally, in the event that the Operator enters into such a farmout or participation agreement, such as the participation agreement with Oaktree, the Royalty Interests will not burden any interests that the counterparty earns under such an agreement.
The Trust units are listed on the OTC Pink marketplace.
The Trust units are quoted on the OTC Pink under the symbol “CHKR.” The lack of market and float of the
Trust units can have an adverse effect on the market liquidity of the units and, as a result, the market price for the units could become more volatile. If the Trust does not re-list the units on a national securities exchange and seek to increase its trading liquidity, it may be difficult to attract the interest of analysts, institutional investors, investment funds and brokers.

There are conflicting interpretations that the Trust Agreement requires the exclusion of common units owned by Diversified and its affiliates in a vote of the holders of a majority of common units.

Courts may not interpret that the Trust Agreement requires the exclusion of the common units owned by Diversified and its affiliates in a vote following Tapstone's acquisition of the Underlying Properties from Chesapeake even if Diversified and its affiliates own over 10% of the outstanding Trust units. Under this interpretation, Trust unitholders may be adversely effected if Diversified is able to vote its common units to take certain actions described below.

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

If the Trust were to hold a vote, such vote may be subject to litigation to invalidate the vote if Diversified's common units were wrongfully excluded or included pursuant to the terms of the Trust Agreement. Any such litigation may adversely affect the unitholders and delay any vote from going into effect.
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
In September 2018, BLM published a final rule to repeal certain requirements of these regulations. The September 2018 rule was challenged in the U.S. District Court for the Northern District of California almost immediately after issuance. In July 2020, the U.S. District Court for the Northern District of California vacated BLM’s 2018 revision rule. On November 30, 2022 BLM published a proposed methane gas waste rule to reduce the waste of natural gas from venting, flaring and leaks during oil and gas production. In June 2016, EPA published final rules establishing new air emission controls for methane emissions from certain new, modified or reconstructed equipment and processes in the oil and natural gas source category, including production, processing, transmission and storage activities. Further, in November 2021, EPA proposed new regulations to establish comprehensive standards of performance and emission guidelines for methane from new and existing operations in the oil and gas sector, including the exploration and production, transmission, processing, and storage segments, with supplemental rules regarding the same proposed on December 6, 2022. Further, the Inflation Reduction Act of 2022 establishes the Methane Emissions Reduction Program, which imposes a charge on methane emissions from certain petroleum and natural gas facilities.

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
Further, in December 2015, over 190 countries, including the United States, reached an agreement to reduce global greenhouse gas emissions. The agreement entered into force in November 2016, after over 70 countries, including the United States, ratified or otherwise consented to be bound by the agreement. In November 2019, the United States submitted formal notification to the United Nations that it intended to withdraw from the agreement. However, on January 20, 2021, President Biden signed an “Acceptance on Behalf of the United States of America” that reversed the prior withdrawal, and the United States officially rejoined the Paris Agreement on February 19, 2021. As part of rejoining the Paris Agreement, President Biden announced that the United States would commit to a 50 to 52 percent reduction from 2005 levels of greenhouse gas emissions by 2030, and set the goal of reaching net-zero greenhouse gas emissions by 2050. In addition, shortly after taking office in January 2021, President Biden issued a series of executive orders designed to address climate change. New legislation to regulate greenhouse gas emissions has also been periodically introduced in the United States Congress, but none have passed. The Inflation Reduction Act of 2022 establishes the Methane Emissions Reduction Program, which imposes a charge on methane emissions from certain petroleum and natural gas facilities. Reentry into the Paris Agreement, new legislation, or President Biden’s executive orders may result in the development of additional regulations or changes to existing regulations, which could have a material adverse effect on our business and that of our customers.
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

PART II
ITEM 5.     Market for Units of the Trust, Related Unitholder Matters and Trust Purchases of Units

Common Units Representing Beneficial Interests
As of March 22, 2023, 46,750,000 common units representing beneficial interests in the Trust were outstanding and held by 14 certified unitholders of record.
The Trust's common units began trading on March 2, 2020 under the symbol "CHKR" on the OTC Pink. Previously the Trust's common units were listed and traded on the New York Stock Exchange.
Pursuant to the Trust Agreement, if at any time the Trust's cash on hand (including cash reserves) is not sufficient to pay the Trust's ordinary course expenses as they become due, the Operator will loan funds to the Trust necessary to pay such expenses. Any funds loaned by the Operator pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust's business, and may not be used to satisfy Trust indebtedness for borrowed money of the Trust. If the Operator loans funds pursuant to this commitment, unless the Operator agrees otherwise, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. As of December 31, 2022 and December 31, 2021, there were no loans outstanding.
Equity Compensation Plans
The Trust does not have any employees and, therefore, does not maintain any equity compensation plans.
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities
None.
ITEM 6.     [RESERVED]
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
Concurrent with the Trust's initial public offering in November 2011, Chesapeake conveyed the Royalty Interests to the Trust effective July 1, 2011, which included interests in (a) 69 Producing Wells in the Colony Granite Wash play and (b) 118 Development Wells that have since been drilled in the Colony Granite Wash play on properties within the AMI. Chesapeake was obligated to drill, cause to be drilled or participate as a non-operator in the drilling of the Development Wells from drill sites in the AMI on or prior to June 30, 2016. Additionally, based on

Chesapeake’s assessment of the ability of a Development Well to produce in paying quantities, Chesapeake was obligated to either complete and tie into production or plug and abandon each Development Well. As of June 30, 2016, Chesapeake had fulfilled its drilling obligation under the development agreement. The Operator retained an interest in each of the Producing Wells and Development Wells, and Diversified currently operates approximately 96% of the Producing Wells and the completed Development Wells.
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
The Trust is required to make quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s administrative expenses, on or about 60 days following the completion of each calendar quarter through (and including) the quarter ending June 30, 2031. During the year ended December 31, 2022, four distributions were paid. See Liquidity and Capital Resources below and Note 5 to the financial statements contained in Part II, Item 8 of this Annual Report for more information regarding the distributions.
The amount of Trust revenues and cash distributions to Trust unitholders fluctuates from quarter to quarter depending on several factors, including:
•oil, natural gas and NGL prices received;
•volumes of oil, natural gas and NGL produced and sold;
•certain post-production expenses and any applicable taxes; and
•the Trust’s expenses.
Results of Trust Operations
Below is a discussion of changes in our results of operations for 2022 compared to 2021. A discussion of changes in our results of operations for 2021 compared to 2020 has been omitted from this Form 10-K, but may be found in Part II, Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations of our Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 22, 2022.
The quarterly payments to the Trust with respect to the Royalty Interests are based on the amount of proceeds actually received by the Operator during the preceding calendar quarter. Proceeds from production are typically received by the Operator approximately one month after the month of production. Due to the timing of the payment of production proceeds, quarterly distributions made by the Operator to the Trust generally include royalties attributable to sales of oil, natural gas and NGL for three months, comprised of the first two months of the quarter just ended and the last month of the quarter prior to that one. The Operator is required to make the Royalty Interest payments to the Trust within 35 days of the end of each calendar quarter. During the year ended December 31, 2022, the Trust received payments on the Royalty Interests representing royalties attributable to proceeds from sales of oil, natural gas and NGL for September 1, 2021 through August 31, 2022. During the year ended December 31, 2021, the payments received by the Trust represented royalties attributable to proceeds from sales of oil, natural gas and NGL for September 1, 2020 through August 31, 2021.
The Trust's revenues and distributable income available to unitholders have been favorably affected throughout 2022 by a slight increase in production and higher commodity prices. Due to natural declines, the Trust expects production to decline in the future and expects distributable income to be adversely affected.

During the year ended December 31, 2022 the Trust recognized no impairments of the Royalty Interests. During the year ended December 31, 2021 the Trust recognized impairments of $0.8 million of the Royalty Interests as a result of lower commodity prices. See Note 2 to the financial statements contained in Part II, Item 8 of this Annual Report for further discussion of the impairment analysis.
Distributable Income.  The Trust's distributable income was $13.0 million for the year ended December 31, 2022, compared to $6.5 million for the year ended December 31, 2021.
The $6.5 million increase from 2021 to 2022 was primarily due to an increase in the average realized prices received from sales of oil, natural gas and NGL with a slight revenue increase attributable to an increase in production volumes in the production period from September 1, 2021 to August 31, 2022 (the "2022 production period") as compared to the production period from September 1, 2020 to August 31, 2021 (the "2021 production period"). See Royalty Income below for information regarding average prices received and sales volumes.
On a per unit basis, cash distributions during the year ended December 31, 2022 and attributable to the 2022 production period were $0.2778 per common unit as compared to $0.1399 per common unit for the year ended December 31, 2021 and attributable to the 2021 production period. Distributable income for the production periods described above was calculated as follows:

	Years Ended December 31,
	2022	2021
	($ in thousands, except per unit data)
Revenues:
Royalty income(1)	$15,842	$8,697
Total revenues	15,842	8,697
Expenses:
Production taxes	(1,111)	(590)
Trust administrative expenses(2)	(1,272)	(1,370)
Total expenses	(2,383)	(1,960)
Cash withheld to increase cash reserves(3)	(471)	(197)
Distributable income available to unitholders	$12,988	$6,540

Distributable income per common unit (46,750,000 units)	$0.2778	$0.1399
 _____________________________________________________
(1)Net of certain post-production expenses.
(2)Includes the annual change in cash advance resulting in an increase in administrative expenses totaling $0.05 million in 2022 and a decrease in administrative expenses totaling $0.15 million in 2021.
(3)The Trustee may increase or decrease the targeted amount of the cash reserve at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders. Without limiting the foregoing, the Trustee reviewed the adequacy and sufficiency of the existing cash reserve in 2021 and determined to withhold funds otherwise available for distribution to the unitholders each quarter to increase existing cash reserves by a total of approximately $3,200,000 over a period of several quarters, commencing with the distribution to unitholders for the fourth quarter 2021 (payable in 2022). As of December 30, 2022 $1,265,828 has been so withheld to increase cash reserves. Cash held in reserve will be invested as required by the trust agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to unitholders, together with interest earned on the funds.
Royalty Income.  Royalty income to the Trust for the year ended December 31, 2022, and attributable to the 2022 production period, totaled $15.8 million based upon sales of production attributable to the Royalty Interests of 60 mbbls of oil, 1,236 mmcf of natural gas and 153 mbbls of NGL. Total production attributable to the Royalty Interests for the 2022 production period was 419 mboe. Average prices received for oil, natural gas and NGL production, including the impact of certain post-production expenses and excluding production taxes, during the

2022 production period were $89.71 per bbl of oil, $4.24 per mcf of natural gas and $34.28 per bbl of NGL, respectively.
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
The increase in the average price received per boe in the 2022 production period compared to the 2021 production period resulted in a $7.1 million increase in royalty income. The slight increase in sales volumes resulted in a de minimis increase in royalty income, for a net increase in royalty income of $7.1 million.
Production Taxes.  Production taxes are calculated as a percentage of oil, natural gas and NGL revenues, net of any applicable tax credits. Production taxes for the year ended December 31, 2022, and attributable to the 2022 production period, totaled $1.1 million, or $2.65 per boe, or approximately 7.0% of royalty income, as compared to $0.6 million, or $1.41 per boe, or approximately 6.8% of royalty income for the year ended December 31, 2021, and attributable to the 2021 production period. The increase in production taxes per boe from 2021 to 2022 was primarily due to increased commodity prices.
Trust Administrative Expenses. Trust administrative expenses, including additional cash reserves, for the years ended December 31, 2022 and 2021 totaled $1.3 million and $1.4 million, respectively. Trust administrative expenses primarily consist of the administrative fees paid to the Trustee and the Administrative Servicer and costs for accounting and legal services.
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
The Trust is required to make quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s administrative expenses, on or about 60 days following the completion of each calendar quarter through (and including) the quarter ending June 30, 2031. During the year ended December 31, 2022, four distributions were paid. The 2022 first quarter distribution of $0.0667 per common unit to common unitholders consisting of proceeds attributable to production from September 1, 2021 through November 30, 2021, was made on March 3, 2022 to record unitholders as of February 21, 2022. The 2022 second quarter distribution of $0.0540 per common unit, consisting of proceeds attributable to production from December 1, 2021 through February 28, 2022, was made on May 31, 2022 to record unitholders as of May 20, 2022. The 2022 third quarter distribution of $0.0849 per common unit, consisting of proceeds attributable to production from March 1, 2022 through May 31, 2022, was made on August 29, 2022 to record unitholders as of August 19, 2022. The 2022 fourth quarter distribution of $0.0722 per common unit, consisting of proceeds attributable to production from June 1, 2022 through August 31, 2022, was made on December 1, 2022 to record unitholders as of November 21, 2022.

The following is a summary of distributable income and distributable income per common unit by quarter for the years ended December 31, 2022 and 2021 (in thousands except per unit amounts):

2022	Q1	Q2	Q3	Q4	Total
Distributable income	$3,120	$2,524	$3,968	$3,376	$12,988
Distributable income per common unit	$0.0667	$0.0540	$0.0849	$0.0722	$0.2778

2021	Q1	Q2	Q3	Q4	Total
Distributable income	$294	$2,182	$1,744	$2,320	$6,540
Distributable income per common unit	$0.0063	$0.0467	$0.0373	$0.0496	$0.1399
On February 3, 2023, the Trust announced that a cash distribution of $0.0757 per common unit consisting of proceeds attributable to production from September 1, 2022 to November 30, 2022, to common unitholders of record, as of February 20, 2023 would be paid on March 1, 2023. See Note 6 to the financial statements contained in Part II, Item 8 of this Annual Report for additional information regarding the distribution paid on March 1, 2023 to record unitholders as of February 20, 2023.
The Trustee may increase or decrease the targeted amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders. Without limiting the foregoing, the Trustee reviewed the adequacy and sufficiency of the existing cash reserve in 2021 and determined to withhold funds otherwise available for distribution to the unitholders each quarter to increase existing cash reserves by a total of approximately $3,200,000 over a period of several quarters, commencing with the distribution to unitholders for the fourth quarter 2021 (payable in 2022). As of December 30, 2022 $1,265,828 has been so withheld to increase cash reserves. Cash held in reserve will be invested as required by the trust agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to unitholders, together with interest earned on the funds.
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
Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including cash reserves) is not sufficient to pay the Trust’s ordinary course expenses as they become due, the Operator will loan funds to the Trust necessary to pay such expenses. Any funds loaned by the Operator pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness for borrowed money of the Trust. If the Operator loans funds pursuant to this commitment, unless the Operator agrees otherwise, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. In March 2019, the Trust's cash on hand (including cash reserves) was insufficient to pay the Trust's ordinary course expenses as they became due. As of December 31, 2022 and December 31, 2021, there were no loans outstanding.
Off-Balance Sheet Arrangements
The Trust has no off-balance sheet arrangements. The Trust has not guaranteed the debt of any other party, nor does the Trust have any other arrangements or relationships with other entities that could potentially result in unconsolidated debt, losses or contingent obligations.
Critical Accounting Policies
Basis of Accounting. Financial statements of the Trust differ from financial statements prepared in accordance with GAAP as the Trust records revenues when received and expenses when paid and may also establish certain cash reserves for contingencies that would not be accrued in financial statements prepared in accordance with

GAAP. This non-GAAP, other comprehensive basis of accounting corresponds to the accounting principles permitted for royalty trusts by the SEC as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts. The financial statements of the Trust, as prepared on a modified cash basis, reflect the Trust's assets, trust corpus, earnings and distributions as follows:
Investment in Royalty Interests. The conveyance of the Royalty Interests to the Trust was accounted for as a transfer of properties between entities under common control and thus the Trust recorded the Royalty Interests at the historical cost of Chesapeake (“Investment in Royalty Interests”), which was based on an allocation of the historical net book value of Chesapeake's full cost pool according to the fair value of the Royalty Interests relative to the fair value of Chesapeake's proved reserves. The carrying value of the Trust's Investment in Royalty Interests will not necessarily be indicative of the fair value of such Royalty Interests.
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
ITEM 8.     Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Unitholders of Chesapeake Granite Wash Trust and The Bank of New York Mellon Trust Company, N.A., as Trustee

Opinion on the Financial Statements

We have audited the accompanying statement of assets and trust corpus (modified cash basis) of Chesapeake Granite Wash Trust (the “Trust”) as of December 31, 2022, and the related statements of distributable income and of changes in trust corpus for the years ended December 31 2022 and December 31, 2020, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the assets and trust corpus of the Trust as of December 31, 2022, and its distributable income and its changes in trust corpus for the years ended December 31, 2022 and December 31, 2020 in conformity with the modified cash basis of accounting described in Note 2.

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

We conducted our audits of these financial statements in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Trust's internal control over financial reporting. Accordingly, we express no such opinion.

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

The Impact of Proved Oil, Natural Gas and NGL Reserves on Net Investment in Royalty Interests

As described in Note 2 to the financial statements, the Trust’s investment in royalty interests is amortized as a single cost center on a units-of-production basis over total proved reserves. Such amortization does not reduce distributable income, rather it is charged directly to Trust corpus. Revisions to estimated future units-of-production are treated on a prospective basis beginning on the date such revisions are known. Management evaluates the carrying value of the investment in royalty interests under the full cost accounting method on a quarterly basis. This quarterly review is referred to as a ceiling test. Under the ceiling test, the carrying value of the investment in royalty interests may not exceed an amount equal to the sum of the present value (using a 10% discount rate) of the estimated future net revenues from proved reserves. The Trust’s net investment in royalty interests balance was $8.3 million as of December 31, 2022, and amortization of investment in royalty interests for the year ended December 31, 2022, was $889 thousand. As disclosed by management, proved reserve quantities attributable to the royalty interests are calculated by multiplying the gross reserves for each property attributable to the operator's interest by the net revenue interest assigned to the Trust in each property. Management applies significant judgment in developing the estimates of reserve volumes including estimates of oil, natural gas, and NGL reserves and their values, future production rates, and commodity pricing differentials. The estimates of proved oil and natural gas reserves have been developed by specialists, specifically petroleum engineers.

The principal considerations for our determination that performing procedures relating to the impact of proved oil, natural gas and NGL reserves on net investment in royalty interests is a critical audit matter are (i) the significant judgment by management, including the use of specialists, when developing the estimates of proved oil, natural gas and NGL reserves, (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the data, methods, and assumptions used by management and its specialists in developing the estimates of proved oil, natural gas and NGL reserves and management’s assumptions applied to the data used in the ceiling test related to the commodity pricing differentials.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. The work of management’s specialists was used in performing procedures to evaluate the reasonableness of the proved oil, natural gas and NGL reserves. As a basis for using this work, the specialists’ qualifications were understood and the Trust’s relationship with the specialists was assessed. The procedures performed also included evaluating of methods and assumptions used by the specialists, testing of the data used by the specialists, and evaluating the specialists’ findings. The procedures performed also included, among others, i) testing the completeness and accuracy of the data related to commodity pricing differentials used in the ceiling test and ii) evaluating whether the assumptions applied to the data were reasonable considering the past performance of the Trust.
/s/ PricewaterhouseCoopers LLP

Birmingham, Alabama
March 23, 2023

We have served as the Trust’s auditor since 2022.

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

/s/ GRANT THORNTON LLP

We served as the Trust’s auditor for 2021.

Oklahoma City, Oklahoma
March 21, 2022

CHESAPEAKE GRANITE WASH TRUST
STATEMENTS OF ASSETS AND TRUST CORPUS

	December 31,
	2022	2021
	($ in thousands)
ASSETS:
Cash and cash equivalents	$2,564	$2,093

Investment in royalty interests	487,793	487,793
Less: accumulated amortization	(479,535)	(478,646)
Net investment in royalty interests	8,258	9,147

Total assets	$10,822	$11,240
TRUST CORPUS:
Trust corpus; 46,750,000 common units issued and outstanding	10,822	11,240
Total Trust corpus	$10,822	$11,240

The accompanying notes are an integral part of these financial statements.

CHESAPEAKE GRANITE WASH TRUST
STATEMENTS OF DISTRIBUTABLE INCOME

	Years Ended December 31,
	2022	2021	2020
	($ in thousands, except per unit data)
REVENUES:
Royalty income	$15,842	$8,697	$4,947
Total revenues	15,842	8,697	4,947
EXPENSES:
Production taxes	(1,111)	(590)	36
Trust administrative expenses	(1,272)	(1,370)	(1,307)
Total expenses	(2,383)	(1,960)	(1,271)
Cash reserves withheld	(471)	(197)	(280)
Distributable income available to unitholders	$12,988	$6,540	$3,396

Distributable income per common unit (46,750,000 units)	$0.2778	$0.1399	$0.0727

CHESAPEAKE GRANITE WASH TRUST
STATEMENTS OF CHANGES IN TRUST CORPUS

	Years Ended December 31,
	2022	2021	2020
	($ in thousands)
TRUST CORPUS: Beginning of period	$11,240	$13,147	$21,805
Cash reserve surplus	471	355	138
Amortization of investment in royalty interests	(889)	(1,425)	(2,288)
Impairment of investment in royalty interests	—	(837)	(6,508)
Distributable income available to unitholders	12,988	6,540	3,396
Distributions paid to unitholders(1)	(12,988)	(6,540)	(3,396)
TRUST CORPUS: End of period	$10,822	$11,240	$13,147
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
The Trust was created to own royalty interests in the Producing Wells and Development Wells (as defined herein) (the “Royalty Interests”) for the benefit of Trust unitholders pursuant to a trust agreement dated as of June 29, 2011, and subsequently amended and restated as of November 16, 2011 by and among Tapstone Energy, LLC ("Tapstone") (as successor to Chesapeake and Chesapeake Exploration, L.L.C., a wholly owned subsidiary of Chesapeake), the Trustee and the Delaware Trustee (the “Trust Agreement”). The Royalty Interests are derived from Chesapeake’s interests in the Underlying Properties, all of which are located within an area of mutual interest (the "AMI") in the Colony Granite Wash play in Washita County in the Anadarko Basin of western Oklahoma. Chesapeake conveyed the Royalty Interests to the Trust from (a) Chesapeake’s interests in the Producing Wells and (b) Chesapeake’s interests in the Development Wells that have since been drilled on properties held by Chesapeake within the AMI. Pursuant to a development agreement with the Trust, Chesapeake was obligated to drill, cause to be drilled or participate as a non-operator in the drilling of the 118 Development Wells by June 30, 2016. Additionally, based on Chesapeake’s assessment of the ability of a Development Well to produce in paying quantities, Chesapeake was obligated to either complete and tie into production or plug and abandon each Development Well. The Operator retained an interest in each of the Producing Wells and Development Wells, and Diversified currently operates approximately 96% of the Producing Wells and the completed Development Wells. As of June 30, 2016, Chesapeake had fulfilled its drilling obligation under the development agreement.
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
Through an initial public offering in November 2011, the Trust sold to the public 23,000,000 common units, representing beneficial interests in the Trust, for cash proceeds of approximately $409.7 million, net of offering costs. The Trust delivered the net proceeds of the initial public offering, along with 12,062,500 common units and 11,687,500 subordinated units, to certain wholly owned subsidiaries of Chesapeake in exchange for the conveyance of the Royalty Interests to the Trust. Upon completion of these transactions, there were 46,750,000 Trust units issued and outstanding, consisting of 35,062,500 common units and 11,687,500 subordinated units which were converted into common units on a one-for-one basis as of June 30, 2017.
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
•the holders of a majority of the Trust units and a majority of the common units (excluding common units owned by Diversified and its affiliates) in each case voting in person or by proxy at a meeting of such holders at which a quorum is present vote in favor of dissolution; except that at any time that Diversified and its affiliates collectively own less than 10% of the outstanding Trust units, the standard for approval will be a majority of the Trust units, including units owned by Diversified voting in person or by proxy at a meeting of such holders at which a quorum is present; notwithstanding the foregoing, there are conflicting interpretations that the Trust Agreement requires the exclusion of the common units owned by Diversified and its affiliates in a vote following Tapstone's acquisition of the Underlying Properties from Chesapeake even if Diversified and its affiliates own over 10% of the outstanding Trust units; or
•the Trust is judicially dissolved.
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
Use of Estimates. The preparation of financial statements requires the Trust to make estimates and assumptions that affect the reported amounts of assets, liabilities and Trust corpus during the reporting period. Management applies significant judgement in developing the estimates of reserve volumes including estimates of oil, natural gas and NGL reserves and their values, future production rates, and commodity pricing differentials. The

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS – (Continued)
estimates of proved oil, natural gas and NGL reserves have been developed by specialists, specifically petroleum engineers. These reserves are used to compute the Trust’s amortization of the Investment in Royalty Interests (as defined in Investment in Royalty Interests below) and, as necessary, to evaluate potential impairments of Investment in Royalty Interests. Actual results could differ from those estimates.
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
On a quarterly basis, the Trust evaluates the carrying value of the Investment in Royalty Interests under the full cost accounting rules of the SEC. This quarterly review is referred to as a ceiling test. Under the ceiling test, the carrying value of the Investment in Royalty Interests may not exceed an amount equal to the sum of the present value (using a 10% discount rate) of the estimated future net revenues from proved reserves. During the year ended December 31, 2022 the Trust did not recognized any impairment of the Royalty Interests. Due to the decrease in commodity prices in 2020 and 2021, the present value of the estimated future net revenues from proved reserves fell below the carrying value of the Investment in Royalty Interest, resulting in an impairment recognized of $0.8 and $6.5 million during the years ended December 31, 2021 and 2020, respectively.
Loan Commitment.  Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course expenses as they become due, the Operator will loan funds to the Trust necessary to pay such expenses. Such loans will be recorded as a liability on the Statements of Assets, Liabilities and Trust Corpus until repaid. A loan neither increases nor decreases distributions to unitholders; however, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount and unless the Operator agrees otherwise) until the loan is repaid. There were no loans outstanding as of December 31, 2022 and December 31, 2021.
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

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS – (Continued)
Trust administrative expenses for the years ended December 31, 2022 and 2021 generally includes administrative expenses related to invoices paid between the periods of November 1, 2021 to October 31, 2022 and November 1, 2020 to October 31, 2021, respectively. Trust administrative expenses also includes a change in cash advance that estimates three months of subsequent Trust administration expense payments each quarter.
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
4.Related Party Transactions
Sale of Underlying Properties. On December 11, 2020, Tapstone acquired 23,750,000 common units and the Underlying Properties of the Trust from Chesapeake in a 363 transaction under the Bankruptcy Code. All of Chesapeake’s responsibilities and obligations regarding the Trust transferred to Tapstone in connection with the acquisition. As such, duties previously performed by Chesapeake with respect to the Trust are now performed by Tapstone and all agreements between Chesapeake and the Trust transfer from Chesapeake to Tapstone. Tapstone has served as the Administrative Servicer beginning on December 11, 2020 when Tapstone became the Operator and assumed all agreements entered into between the Operator and the Trust.
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
Trustee Administrative Fee.  Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $175,000 to the Trustee, paid in equal quarterly installments. The administrative fee may be adjusted for inflation by no more than 3% in any calendar year beginning in 2015. The Trustee's annual administrative fees were adjusted upward by 2.3% in 2020, 1.4% in 2021 and 3.0% in 2022 to the current amount of $198,616.
Agreements with the Administrative Servicer.  In connection with the initial public offering and the conveyance of the Royalty Interests to the Trust, the Trust entered into an administrative service agreement, a development agreement and a Registration Rights Agreement with the Administrative Servicer.
Pursuant to the Administrative Services Agreement, the Administrative Servicer provides the Trust with certain accounting, tax preparation, bookkeeping and information services related to the Royalty Interests and the Registration Rights Agreement. In return for the services provided by the Administrative Servicer under the Administrative Services Agreement, the Trust pays the Administrative Servicer, in equal quarterly installments, an annual fee of $200,000, which will remain fixed for the life of the Trust. The Administrative Servicer is also entitled to receive reimbursement for its actual out-of-pocket fees, costs and expenses incurred in connection with the provision of any of the services under the agreement. The Administrative Servicer was paid approximately $340,000, $212,000 and $275,000 in fees and reimbursements in 2022, 2021 and 2020, respectively. Variances in fees and reimbursements paid is primarily due to the timing of payments.
The Administrative Services Agreement will terminate upon the earliest to occur of (a) the date the Trust shall have dissolved and wound up its business and affairs in accordance with the Trust Agreement, (b) the date that all

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS – (Continued)
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
Loan Commitment. Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including available cash reserves) is insufficient to pay the Trust’s ordinary course expenses as they become due, the Operator will loan funds to the Trust necessary to pay such expenses. Any funds loaned by the Operator pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness for borrowed money of the Trust. If the Operator loans funds pursuant to this commitment, unless the Operator agrees otherwise, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. There were no loans outstanding as of December 31, 2022 or December 31, 2021.
5.Distributions to Unitholders
The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s expenses, approximately 60 days following the completion of each quarter through (and including) the quarter ending June 30, 2031.
For the years ended December 31, 2022, 2021 and 2020 the Trust declared and paid the following cash distributions:

Production Period	Distribution Date	Cash Distribution per Common Unit
June 2022 – August 2022	December 1, 2022	$0.0722
March 2022 - May 2022	August 29, 2022	$0.0849
December 2021 - February 2022	May 31, 2022	$0.0540
September 2021 - November 2021	March 3, 2022	$0.0667

June 2021 – August 2021	November 29, 2021	$0.0496
March 2021 - May 2021	August 30, 2021	$0.0373
December 2020 - February 2021	June 1, 2021	$0.0467
September 2020 - November 2020	March 1, 2021	$0.0063

June 2020 – August 2020	November 29, 2020	$0.0012
March 2020 - May 2020	August 31, 2020	$0.0053
December 2019 - February 2020	June 1, 2020	$0.0291
September 2019 - November 2019	March 2, 2020	$0.0371

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS – (Continued)
6. Subsequent Events
Subsequent Distribution. The Trust's quarterly income available for distribution was $0.0757 per common unit for the production period from September 1, 2022 to November 30, 2022. On February 3, 2023, the Trust declared a cash distribution of $0.0757 per common unit attributable to such production period. The distribution was paid on March 1, 2023 to record unitholders as of February 20, 2023. All Trust unitholders share on a pro rata basis in the Trust's distributable income.
Distributable income attributable to production from September 1, 2022 to November 30, 2022, was calculated as follows (in thousands except for unit and per unit amounts):

Revenues:
Royalty income(1)	$3,969
Expenses:
Production taxes	(268)
Trust administrative expenses(2)	(65)
Total expenses	(333)
Cash withheld to increase cash reserves(3)	(99)
Distributable income available to unitholders	$3,537

Distributable income per common unit (46,750,000 units)	$0.0757
 ___________________________________________________
(1)Net of certain post-production expenses.
(2)Includes the quarterly change in cash advance resulting in a decrease in administrative expenses totaling $0.15 million
(3)The Trustee may increase or decrease the targeted amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders. Without limiting the foregoing, the Trustee reviewed the adequacy and sufficiency of the existing cash reserve in 2021 and determined to withhold funds otherwise available for distribution to the unitholders each quarter to increase existing cash reserves by a total of approximately $3,200,000 over a period of several quarters, commencing with the distribution to unitholders for the fourth quarter 2021 (payable in 2022). As of December 30, 2022 $1,265,828 has been so withheld to increase cash reserves. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to unitholders, together with interest earned on the funds.

CHESAPEAKE GRANITE WASH TRUST
SUPPLEMENTARY INFORMATION

Quarterly Financial Data (unaudited)
The following is a summary of royalty income and distributable income by quarter for 2022 and 2021:

	Year Ended December 31, 2022
	Q1	Q2	Q3	Q4	2022
	($ in thousands, except per unit data)
Royalty income	$3,693	$3,233	$4,429	$4,487	$15,842
Distributable income	$3,120	$2,524	$3,968	$3,376	$12,988
Distributable income per common unit	$0.0667	$0.0540	$0.0849	$0.0722	$0.2778

	Year Ended December 31, 2021
	Q1	Q2	Q3	Q4	2021
	($ in thousands, except per unit data)
Royalty income	$954	$2,546	$2,299	$2,898	$8,697
Distributable income	$294	$2,182	$1,744	$2,320	$6,540
Distributable income per common unit	$0.0063	$0.0467	$0.0373	$0.0496	$0.1399

Supplemental Disclosures About Oil, Natural Gas and NGL Producing Activities (unaudited)
Net Capitalized Costs. Capitalized costs related to the Trust's oil, natural gas and NGL producing activities are summarized as follows:

	December 31,
	2022	2021
	($ in thousands)
Oil and natural gas properties:
Proved	$487,793	$487,793
Unproved	—	—
Total	487,793	487,793
Less accumulated amortization	(479,535)	(478,646)
Net capitalized costs	$8,258	$9,147
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

CHESAPEAKE GRANITE WASH TRUST
SUPPLEMENTARY INFORMATION – (Continued)
Results of Operations from Oil, Natural Gas and NGL Producing Activities. The Operator's results of operations from oil, natural gas and NGL producing activities for the Trust's interest are presented below for the years ended December 31, 2022, 2021 and 2020. The following table includes revenues and expenses associated directly with the Trust's oil and natural gas producing activities. Production expenses and production taxes are deducted by the Operator prior to remittance of royalty income to the Trust. The following calculation does not include any interest income or general and administrative costs and, therefore, is not necessarily indicative of distributable income:

	Years Ended December 31,
	2022	2021	2020
	($ in thousands)
Sales of oil, natural gas and NGL	$15,842	$8,697	$4,947
Production taxes	(1,111)	(590)	36
Amortization of investment in royalty interests	(889)	(1,425)	(2,288)
Impairment of investment in royalty interests	—	(837)	(6,508)
Results of operations from oil, natural gas and NGL producing activities	$13,842	$5,845	$(3,813)
Estimated Oil, Natural Gas and NGL Reserve Quantities. The Trust's independent petroleum engineering firm, NSAI, estimated all of the proved reserves as of December 31, 2022 for the Royalty Interests. The qualifications of the technical person at NSAI primarily responsible for overseeing the firm's preparation of the Trust's reserve estimates are set forth below.
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

CHESAPEAKE GRANITE WASH TRUST
SUPPLEMENTARY INFORMATION – (Continued)
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
Presented below is a summary of changes in estimated reserves of the Royalty Interests for 2022, 2021 and 2020.

	December 31, 2022
	Oil	Natural Gas	NGL	Total
	(mbbl)	(mmcf)	(mbbl)	(mboe)
Proved reserves, beginning of period	385	12,756	1,356	3,867
Revisions of previous estimates, price(1)	16	441	42	131
Revisions of previous estimates, other(2)	19	1,286	4	236
Production	(53)	(1,318)	(116)	(388)
Proved reserves, end of period	367	13,165	1,286	3,846

Proved developed reserves:
Beginning of period	385	12,756	1,356	3,867
End of period	367	13,165	1,285	3,846

Proved undeveloped reserves:
Beginning of period	—	—	—	—
End of period	—	—	—	—

	December 31, 2021
	Oil	Natural Gas	NGL	Total
	(mbbl)	(mmcf)	(mbbl)	(mboe)
Proved reserves, beginning of period	274	9,390	897	2,736
Revisions of previous estimates, price(3)	125	4,543	434	1,316
Revisions of previous estimates, other(4)	40	105	188	246
Production	(54)	(1,282)	(163)	(431)
Proved reserves, end of period	385	12,756	1,356	3,867

Proved developed reserves:
Beginning of period	274	9,390	897	2,736
End of period	385	12,756	1,356	3,867

Proved undeveloped reserves:
Beginning of period	—	—	—	—
End of period	—	—	—	—

CHESAPEAKE GRANITE WASH TRUST
SUPPLEMENTARY INFORMATION – (Continued)

	December 31, 2020
	Oil	Natural Gas	NGL	Total
	(mbbl)	(mmcf)	(mbbl)	(mboe)
Proved reserves, beginning of period	438	14,631	1,298	4,175
Revisions of previous estimates, price(5)	(10)	(186)	(7)	(48)
Revisions of previous estimates, other(6)	(104)	(3,578)	(259)	(959)
Production	(50)	(1,477)	(135)	(432)
Proved reserves, end of period	274	9,390	897	2,736

Proved developed reserves:
Beginning of period	438	14,631	1,298	4,175
End of period	274	9,390	897	2,736

Proved undeveloped reserves:
Beginning of period	—	—	—	—
End of period	—	—	—	—

___________________________________________________
(1)During 2022, the Trust recorded upward reserve revisions of 131 mboe to the December 31, 2021 estimates of reserves resulting from changes in oil and natural gas prices. Before basis differential adjustments, oil and natural gas prices used in estimating proved reserves increased as of December 31, 2022 compared to December 31, 2021 using the trailing 12-month average prices required by the SEC. Oil prices increased by $27.59 per bbl, or 41%, to $94.14 per bbl from $66.55 per bbl. Natural gas prices increased $2.76 per mcf, or 77%, to $6.36 per mcf from $3.60 per mcf.
(2)During 2022, the Trust recorded upward reserve revisions of 236 mboe to the December 31, 2021 estimates of reserves resulting from changes to previous estimates. These non-price related revisions were primarily attributable to a positive production forecast revision.
(3)During 2021, the Trust recorded upward reserve revisions of 1,316 mboe to the December 31, 2020 estimates of reserves resulting from changes in oil and natural gas prices. Before basis differential adjustments, oil and natural gas prices used in estimating proved reserves increased as of December 31, 2021 compared to December 31, 2020 using the trailing 12-month average prices required by the SEC. Oil prices increased by $26.98 per bbl, or 68%, to $66.55 per bbl from $39.57 per bbl. Natural gas prices increased $1.62 per mcf, or 82%, to $3.60 per mcf from $1.98 per mcf.
(4)During 2021, the Trust recorded upward reserve revisions of 246 mboe to the December 31, 2020 estimates of reserves resulting from changes to previous estimates. These non-price related revisions were primarily attributable to a positive production forecast revision.
(5)During 2020, the Trust recorded downward reserve revisions of 48 mboe to the December 31, 2019 estimates of reserves resulting from changes in oil and natural gas prices. Before basis differential adjustments, oil and natural gas prices used in estimating proved reserves decreased as of December 31, 2020 compared to December 31, 2019 using the trailing 12-month average prices required by the SEC. Oil prices decreased by $16.12 per bbl, or 29%, to $39.57 per bbl from $55.69 per bbl. Natural gas prices decreased $0.60 per mcf, or 23%, to $1.98 per mcf from $2.58 per mcf.
(6)During 2020, the Trust recorded downward reserve revisions of 959 mboe to the December 31, 2019 estimates of reserves resulting from changes to previous estimates. These non-price related revisions were primarily attributable to a positive production forecast revision.

CHESAPEAKE GRANITE WASH TRUST
SUPPLEMENTARY INFORMATION – (Continued)
Standardized Measure of Discounted Future Net Cash Flows. Financial Accounting Standards Board ("FASB") Accounting Standards Topic 932 prescribes guidelines for computing a standardized measure of future net cash flows and changes therein relating to estimated proved reserves. The Operator has advised the Trustee that the Operator followed these guidelines, which are briefly discussed below.
Future cash inflows and future production costs as of December 31, 2022, 2021 and 2020 were determined by applying the trailing average of the first-day-of-the-month prices for the 12 months of the year and year-end costs to the estimated quantities of oil, natural gas and NGL to be produced. Actual future prices and costs may be materially higher or lower than the trailing 12-month average prices and year-end costs used. For each year, estimates are made of quantities of proved reserves and the future periods during which they are expected to be produced based on continuation of the economic conditions applied for that year. The resulting future net cash flows are reduced to present value amounts by applying a 10% annual discount factor.
The assumptions used to compute the standardized measure are those prescribed by the "FASB" and, as such, do not necessarily reflect the expectations of actual revenue to be derived from those reserves nor their present worth. The limitations inherent in the reserve quantity estimation process, as discussed previously, are equally applicable to the standardized measure computation since these estimates reflect the valuation process.
The following summary sets forth the future net cash flows relating to proved oil, natural gas and NGL reserves based on the standardized measure:

	Years Ended December 31,
	2022		2021		2020
	($ in thousands)
Future cash inflows	$135,524	(1)	$81,328	(2)	$20,534	(3)
Future production costs(4)	(9,615)		(5,684)		(1,478)
Future development costs(5)	—		—		—
Future income tax provisions(6)	—		—		—
Future net cash flows	125,909		75,644		19,056
Less effect of a 10% discount factor	(59,261)		(34,100)		(7,645)
Standardized measure of discounted future net cash flows	$66,648		$41,544		$11,411
___________________________________________________
(1)Calculated using prices of $6.36 per mcf of natural gas and $94.14 per bbl of oil, before field differentials. Including the effect of price differential adjustments, the prices used in computing the reserves attributable to the Royalty Interests as of December 31, 2022 were $4.45 per mcf of natural gas, $92.25 per barrel of oil and $33.58 per barrel of NGL.
(2)Calculated using prices of $3.60 per mcf of natural gas and $66.55 per bbl of oil, before field differentials. Including the effect of price differential adjustments, the prices used in computing the reserves attributable to the Royalty Interests as of December 31, 2021 were $1.77 per mcf of natural gas, $62.68 per barrel of oil and $25.56 per barrel of NGL.
(3)Calculated using prices of $1.98 per mcf of natural gas and $39.57 per bbl of oil, before field differentials. Including the effect of price differential adjustments, the prices used in computing the reserves attributable to the Royalty Interests as of December 31, 2020 were $0.26 per mcf of natural gas, $32.97 per barrel of oil and $10.14 per barrel of NGL.
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

CHESAPEAKE GRANITE WASH TRUST
SUPPLEMENTARY INFORMATION – (Continued)
Changes in Standardized Measure of Discounted Future Net Cash Flows. The following schedule reconciles the changes for the years ended December 31, 2022, 2021 and 2020 in the standardized measure of discounted future net cash flows relating to proved reserves:

	Years Ended December 31,
	2022	2021	2020
	($ in thousands)
Standardized measure, beginning of period	$41,544	$11,411	$22,858
Sales of oil and gas produced, net of production costs	(14,080)	(11,085)	(3,607)
Net changes in prices and production costs	31,879	24,362	(5,304)
Revision of previous quantity estimates	3,523	15,777	(4,720)
Accretion of discount	3,686	1,023	2,286
Production timing and other	96	56	(102)
Standardized measure, end of period	$66,648	$41,544	$11,411

ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As previously reported in the Trust’s Current Report on Form 8-K filed on December 15, 2022, on December 9, 2022, the Trust dismissed Grant Thornton LLP (“GT”) as its independent registered public accounting firm. Following the dismissal of GT, the Trust engaged PricewaterhouseCoopers LLP (“PwC”) as its new independent registered public accounting firm effective December 15, 2022. For more information, please refer to the Trust’s Current Report on Form 8-K filed on December 15, 2022.
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
The Trustee has evaluated the effectiveness of the Trust's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this Annual Report. Based on this evaluation, as of December 31, 2022, the Trustee has concluded that the Trust's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.
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
As of December 31, 2022, the Trustee assessed the effectiveness of the Trust's internal control over financial reporting based on the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2022 based on those criteria.

Changes in Internal Control over Financial Reporting.
There were no changes in internal controls over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.
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

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires the holders of more than 10 percent of the Trust units to file with the SEC reports regarding their ownership and changes in ownership of the Trust units. The Trustee is not aware of any 10 percent unitholder having failed to comply with all Section 16(a) filing requirements in 2022. In making these statements, the Trustee has relied upon examination of the copies of documents, to the extent there were any, provided to the Trust.

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
ITEM 11.     Executive Compensation
During the year ended December 31, 2022, 2021 and 2020 the Trustee received an administrative fee of $198,616, $192,831 and $189,100 from the Trust, respectively. The Trust does not have any executive officers, directors or employees. Because the Trust does not have a board of directors, it does not have a compensation committee.
ITEM 12.     Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters
(a) Security Ownership of Certain Beneficial Owners
Based on filings with the SEC, the Trustee is not aware of any holders of 5% or more of the units except as set forth below. The following information has been obtained from Diversified.

Beneficial Owner	Trust Units Beneficially Owned	Percent of Class
Tapstone Energy L.L.C.(1)	23,750,000 Common Units	50.8%
________________________________________________
(1)Diversified, the owner of Tapstone, is located at 1600 Corporate Drive, Birmingham, AL 35242, and is the ultimate parent company of Tapstone, which is the holder of the common units reported in the table above. Diversified may be deemed to beneficially own the common units held by Tapstone.
(b) Security Ownership of Management
Not Applicable
(c) Changes in Control
The registrant knows of no arrangement, including any pledge by any person of securities of the registrant or its parent, the operation of which may at a subsequent date result in a change of control of the registrant.

ITEM 13.     Certain Relationships and Related Transactions and Director Independence
Under the terms of the Trust Agreement, the Trust pays an annual administrative fee to the Trustee of $175,000 (which may be adjusted beginning on January 1, 2015), paid in four quarterly installments and billed in arrears. As of December 31, 2022, a 3.0% inflation adjustment had been made for the 2022 calendar year. As the Trust uses the modified cash basis of accounting, general and administrative expenses in the Trust's statements of distributable income for the years ended December 31, 2022, 2021 and 2020 include $198,616, $192,831 and $189,100 for administrative fees paid to the Trustee, respectively.

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

ITEM 14.     Principal Accountant Fees and Services
PwC served as the Trust’s independent registered public accounting firm through April 21, 2021 and was replaced by GT effective on that date through December 9, 2022. The Trust engaged PwC to serve as the Trust's independent registered public accounting firm on December 15, 2022. Estimated fees for services performed by PWC for the year ended December 31, 2022 and GT (PCAOB ID Number 248) for the year ended December 31, 2021, are as follows:

	Years Ended December 31,
	2022	2021
Audit Fees(1)	$—	$243,500
Tax Fees	346,673	—
Total	$346,673	$243,500
 _____________________________________________________________________
(1)Fees for audit services in 2022 and 2021 include fees for the reviews of the Trust's quarterly financial statements.
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

INDEX OF EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith or Furnished

3.1	Certificate of Trust of Chesapeake Granite Wash Trust.	S-1	333-175395	3.1	7/7/2011
3.2	Amended and Restated Trust Agreement, dated as of November 16, 2011, by and among Chesapeake Energy Corporation, Chesapeake Exploration, L.L.C., The Bank of New York Mellon Trust Company, N.A., as Trustee, and The Corporation Trust Company, as Delaware Trustee.	8-K	001-35343	3.1	11/21/2011
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	001-35343	4.1	3/19/2021
10.1	Assignment and Assumption Agreement, dated as of December 11, 2020, by and among Chesapeake Energy Corporation. Chesapeake Exploration, L.L.C., Chesapeake E&P Holding, L.L.C., and Tapstone Energy, LLC.	8-K	001-35343	10.1	12/11/2020
10.2	Perpetual Overriding Royalty Interest Conveyance (PDP), dated as of November 16, 2011, by and between Chesapeake Exploration, L.L.C. and Chesapeake Granite Wash Trust.	8-K	001-35343	10.1	11/21/2011
10.3	Perpetual Overriding Royalty Interest Conveyance (PUD), dated as of November 16, 2011, by and between Chesapeake Exploration, L.L.C. and Chesapeake Granite Wash Trust.	8-K	001-35343	10.2	11/21/2011
10.4	Term Overriding Royalty Interest Conveyance (PDP), dated as of November 16, 2011, by and between Chesapeake Exploration, L.L.C. and Chesapeake E&P Holding Corporation.	8-K	001-35343	10.3	11/21/2011

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith or Furnished

10.5	Term Overriding Royalty Interest Conveyance (PUD), dated as of November 16, 2011, by and between Chesapeake Exploration, L.L.C. and Chesapeake E&P Holding Corporation.	8-K	001-35343	10.4	11/21/2011
10.6	Assignment of Term Overriding Royalty Interests, dated as of November 16, 2011, by and between Chesapeake E&P Holding Corporation and Chesapeake Granite Wash Trust.	8-K	001-35343	10.5	11/21/2011
10.7	Administrative Services Agreement, dated as of November 16, 2011, by and between Chesapeake Energy Corporation and Chesapeake Granite Wash Trust.	8-K	001-35343	10.6	11/21/2011
10.8	Development Agreement, dated as of November 16, 2011, by and among Chesapeake Energy Corporation, Chesapeake Exploration, L.L.C. and Chesapeake Granite Wash Trust.	8-K	001-35343	10.7	11/21/2011
10.9	Registration Rights Agreement, dated as of November 16, 2011, by and among Chesapeake Energy Corporation, Chesapeake Exploration, L.L.C. and Chesapeake Granite Wash Trust.	8-K	001-35343	10.9	11/21/2011
16.1	Letter of PricewaterhouseCoopers LLP dated April 27, 2021 to the SEC.	8-K	001-35343	16.1	4/27/2021
16.2	Letter of Grant Thornton LLP dated December 15, 2022 to the SEC	8-K	001-3543	16.2	12/15/2022
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Trustee's Vice President.					X
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Trustee's Vice President					X
99.1	Report of Netherland, Sewell & Associates, Inc.					X

ITEM 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: March 23, 2023

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