Form 10-Q
period 2023-03-31
CHESAPEAKE GRANITE WASH TRUST
filed 2023-05-15
CIK 1524769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X]    Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2023
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
If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [X]
As of May 8, 2023, 46,750,000 common units representing beneficial interests in Chesapeake Granite Wash Trust were outstanding.

CHESAPEAKE GRANITE WASH TRUST

All references to “we,” “us,” “our,” or the “Trust” refer to Chesapeake Granite Wash Trust. The royalty interests conveyed on November 16, 2011 by Chesapeake Energy Corporation from its interests in certain properties in the Colony Granite Wash formation in Oklahoma and held by the Trust are referred to as the “Royalty Interests.” References to “Chesapeake” refer to Chesapeake Energy Corporation and, where the context requires, its subsidiaries. References to "Tapstone" refer to Tapstone Energy Holdings, LLC or its wholly owned subsidiary Tapstone Energy, LLC, as applicable. References to "Diversified" refer to Diversified Energy Company PLC and, where the context requires, its subsidiaries. References to "Operator" refer to (i) Diversified Energy Company PLC and, where the context requires, its subsidiaries at all times after consummation of the Merger (as defined below), (ii) Tapstone Energy, LLC at all times from December 11, 2020 and prior to the consummation of the Merger, and (iii) Chesapeake at all times prior to December 11, 2020. As of December 7, 2021, Diversified, through Tapstone, its wholly owned subsidiary, owns and operates all Underlying Properties (as defined below) held by the Trust.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF ASSETS AND TRUST CORPUS (Unaudited)
	March 31, 2023	December 31, 2022

	($ in thousands)
ASSETS:
Cash and cash equivalents	$2,428	$2,564

Investment in Royalty Interests	487,793	487,793
Less: accumulated amortization and impairment	(479,711)	(479,535)
Net investment in Royalty Interests	8,082	8,258
Total assets	$10,510	$10,822
TRUST CORPUS:
Trust corpus; 46,750,000 common units issued and outstanding	10,510	10,822
Total Trust corpus	$10,510	$10,822

The accompanying notes are an integral part of these financial statements.

CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF DISTRIBUTABLE INCOME (Unaudited)
	Three Months Ended March 31,
	2023	2022
	($ in thousands, except unit and per unit data)
REVENUES:
Royalty income	$3,969	$3,693
EXPENSES:
Production tax expenses	(268)	(263)
Trust administrative expenses	(65)	(211)
Cash reserves withheld	(99)	(99)
Total expenses	(432)	(573)
Distributable income available to unitholders	$3,537	$3,120

Distributable income per common unit (46,750,000 common units)	$0.0757	$0.0667

CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)
	Three Months Ended March 31,
	2023	2022
	($ in thousands)
TRUST CORPUS: Beginning of period	$10,822	$11,240
Increase (decrease) in cash and cash equivalents	(136)	60
Amortization of Investment in Royalty Interests	(176)	(246)
Distributable income available to unitholders	3,537	3,120
Distributions paid to unitholders	(3,537)	(3,120)
TRUST CORPUS: End of period	$10,510	$11,054

The accompanying notes are an integral part of these financial statements.

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
NOTES TO THE FINANCIAL STATEMENTS
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
On December 11, 2020, Tapstone Energy, LLC ("Tapstone") acquired 23,750,000 common units and the Underlying Properties (as defined below) from Chesapeake in a transaction under Section 363 of the Bankruptcy Code. Pursuant to an Assignment and Assumption Agreement, dated as of December 11, 2020 (the “Assignment Agreement”), by and among Chesapeake, Chesapeake Exploration, L.L.C., Chesapeake E&P Holding, L.L.C., and Tapstone, Tapstone agreed to assume all duties and obligations of Chesapeake and its subsidiaries under each of the Trust Agreement (as defined below), the administrative services agreement, the royalty conveyances and the registration rights agreement following the divestiture by Chesapeake of the Underlying Properties (as defined below) and 23,750,000 common units.
On October 6, 2021, Tapstone Energy Holdings, LLC, a Delaware limited liability company, the parent of Tapstone, ("Tapstone Holdings"), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Diversified Energy Company PLC ("Diversified"), the parent of Diversified Production LLC (“Diversified Production”), and certain of its affiliates, including Diversified Production. Upon the terms and subject to the conditions set forth in the Merger Agreement, a wholly owned subsidiary of Diversified merged with and into Tapstone Holdings with Tapstone Holdings as the surviving entity, resulting in Tapstone Holdings and Tapstone becoming wholly owned subsidiaries of Diversified. The terms and conditions of the Merger Agreement were fulfilled on December 7, 2021, and Tapstone Holdings became a wholly owned subsidiary of Diversified (the “Merger”). Following the Merger, the 23,750,000 common units previously held by Tapstone were transferred to Diversified Production.
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
2.Basis of Presentation and Significant Accounting Policies
Basis of Accounting. The accompanying unaudited Statements of Assets and Trust Corpus as of March 31, 2023 and December 31, 2022 and the unaudited interim financial statements of the Trust as of and for the three months ended March 31, 2023 (the “Current Quarter") and the three months ended March 31, 2022 (the “Prior Quarter") have been presented in accordance with the rules and regulations of the SEC and include all adjustments which are, in the opinion of the Trustee, necessary to fairly state the Trust's financial position and results of operations for the periods presented. The accompanying unaudited interim financial statements should be read in conjunction with the December 31, 2022 audited financial statements and notes of the Trust, included in the Trust’s 2022 Form 10-K. These financial statements have been prepared in accordance with the SEC instructions to Form 10-Q and, therefore, do not include all disclosures required for financial statements prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP").
Financial statements of the Trust differ from financial statements prepared in accordance with GAAP, as the Trust records revenues when received and expenses when paid and may also establish certain cash reserves for contingencies which would not be accrued in financial statements prepared in accordance with GAAP. This comprehensive basis of accounting corresponds to the accounting principles permitted for royalty trusts by the SEC as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.
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
Use of Estimates. The preparation of financial statements requires the Trust to make estimates and assumptions that affect the reported amounts of assets, liabilities and Trust corpus during the reporting period. Management applies significant judgement in developing the estimates of reserve volumes including estimates of oil, natural gas

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)
and NGL reserves and their values, future production rates and commodity pricing differentials. The estimates of proved oil, natural gas and NGL reserves have been developed by specialists, specifically petroleum engineers. These reserves are used to compute the Trust's amortization of the Investment in Royalty Interests (as defined in Investment in Royalty Interests below) and, as necessary, to evaluate potential impairments of Investment in Royalty Interests. Actual results could differ from those estimates.
Risks and Uncertainties. The Trust's revenue and distributions are substantially dependent upon the prevailing and future prices for oil, natural gas and NGL, each of which depends on numerous factors beyond the Trust's control such as economic conditions, regulatory developments and competition from other energy sources. Oil, natural gas and NGL prices historically have been volatile and may be subject to significant fluctuations in the future, which have an impact on revenues and distributable income. The Trust does not have the ability to enter into derivative contracts to mitigate the effect of this price volatility.
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
Revenues and Expenses. Neither the Trust nor the Trustee is responsible for, or has any control over, any operating or capital costs of the Underlying Properties. The Trust’s revenues with respect to the Royalty Interests in the Underlying Properties are net of existing royalties and overriding royalties associated with Diversified's interests and are determined after deducting certain post-production expenses and any applicable taxes associated with the Royalty Interests. Royalty Income (and associated Production Taxes and post-production costs) for the three months ended March 31, 2023 generally includes royalties attributable to sales of oil, natural gas and NGL related to production from September 1, 2022 to November 30, 2022. Post-production expenses generally consist of costs incurred to gather, store, compress, transport, process, treat, dehydrate and market the oil, natural gas and NGL produced. However, the Trust is not responsible for costs of marketing services provided by Diversified or Diversified affiliates. Cash distributions to unitholders are reduced by the Trust's administrative expenses.
Trust administrative expenses for the three months ended March 31, 2023 generally include administrative expense related to invoices paid between the periods of November 1, 2022 to January 31, 2023. Trust administrative expenses also includes a change in cash advance that estimates three months of subsequent Trust administration expense payments each quarter.
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

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)
unitholders in accordance with their percentage interests in the Trust. The Trust Agreement also sets forth the tax accounting principles to be applied by the Trust.
4.Related Party Transactions
Trustee Administrative Fee. Under the terms of the Trust Agreement, the Trust is required to pay an annual administrative fee of $175,000 to the Trustee, paid in equal quarterly installments. The administrative fee may be adjusted for inflation by no more than 3% in any calendar year beginning in 2015. To date, the Trustee's annual administrative fees have been adjusted upward by a total of 16.9% from the original fee including 2022 and 2023 increases of 3.0% for both years, to the current annual amount of $204,574.
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
Loan Commitment. Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including available cash reserves, if any) is not sufficient to pay the Trust’s ordinary course expenses as they become due, Diversified will loan funds to the Trust necessary to pay such expenses. Any funds loaned by Diversified pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness for borrowed money of the Trust. If Diversified loans funds pursuant to this commitment, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount and unless Diversified otherwise consents in writing) until such loan is repaid. There were no loans outstanding as of March 31, 2023 and December 31, 2022.
5.Distributions to Unitholders
The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s expenses, approximately 60 days following the completion of each quarter through (and including) the quarter ending June 30, 2031.

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)
For the three months ended March 31, 2023 and 2022, the Trust declared and paid the following cash distributions:

Production Period	Distribution Date	Cash Distribution per Common Unit
September 2022 - November 2022	March 1, 2023	$0.0757

September 2021 - November 2021	March 3, 2022	$0.0667
6. Subsequent Events
The Trust's quarterly income available for distribution was $0.0487 per common unit for the production period from December 1, 2022 to February 28, 2023 (net of administrative expenses incurred between February 1, 2023 to April 30, 2023). On May 8, 2023, the Trust declared the June 2023 Distribution attributable to such production period. The distribution will be paid on June 1, 2023 to common unitholders of record as of May 22, 2023. All Trust unitholders share on a pro rata basis in the Trust's distributable income.
Distributable income attributable to production from December 1, 2022 to February 28, 2023 was calculated as follows (in thousands, except for unit and per unit amounts):

REVENUES:
Royalty income(a)	$2,915
EXPENSES:
Production taxes	(143)
Trust administrative expenses(b)	(399)
Total expenses	(542)
Cash withheld to increase cash reserves(c)	(99)
Distributable income available to common unitholders	$2,274

Distributable income per common unit(d)	$0.0487
(a)Net of certain post-production expenses.
(b)Includes the quarterly change in cash advance resulting in an increase in administrative expenses totaling $100,000.
(c)The Trustee may increase or decrease the targeted amount of the cash reserve at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders. Without limiting the foregoing, the Trustee reviewed the adequacy and sufficiency of the existing cash reserve in 2021 and determined to withhold funds otherwise available for distribution to unitholders each quarter to increase existing cash reserves by a total of approximately $3,200,000 over a period of several quarters, commencing with the distribution to unitholders for the fourth quarter 2021 (payable in 2022). As of March 31, 2023, $1,364,578 has been so withheld to increase cash reserves. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to unitholders, together with interest earned on the funds.
(d)Calculation of distributable income per common unit is based on 46,750,000 common units issued and outstanding as of May 8, 2023.

ITEM 2. Trustee's Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The following discussion and analysis is intended to help the reader understand the Trust’s financial condition and results of operations. This discussion and analysis should be read in conjunction with the Trust’s unaudited interim financial statements and the accompanying notes relating to the Trust and the Underlying Properties included in Item 1 of Part I of this Quarterly Report as well as the Trust’s 2022 Form 10-K.
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

The Trust is required to make quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s administrative expenses, on or about 60 days following the completion of each calendar quarter through (and including) the quarter ending June 30, 2031. During the three months ended March 31, 2023, a distribution was paid on March 1, 2023. See Liquidity and Capital Resources below and Note 5 to the financial statements contained in Item 1 of Part I of this Quarterly Report for more information regarding these distributions.

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
Results of Trust Operations
The quarterly payments to the Trust with respect to the Royalty Interests are based on the amount of proceeds actually received by Diversified during the preceding calendar quarter. Proceeds from production are typically received by Diversified in the month following the month of production. Due to the timing of the payment of production proceeds, quarterly distributions made by Diversified to the Trust generally include royalties attributable to sales of oil, natural gas and NGL for three months, comprised of the first two months of the quarter just ended and the last month of the quarter prior to that one. Diversified is required to make the Royalty Interest payments to the Trust within 35 days after the end of each calendar quarter. During the three months ended March 31, 2023, the Trust received payments on the Royalty Interests representing royalties attributable to proceeds from sales of oil, natural gas and NGL for September 1, 2022 to November 30, 2022.
The Trust's revenues and distributable income available to unitholders have been favorably affected throughout 2022 and to date in 2023 by higher commodity prices. Due to natural declines, the Trust expects production to decline and expects distributable income to continue to be adversely affected.
The Trust's Investment in Royalty Interests is subject to a quarterly full cost ceiling test. The Trust recognized no impairment of the Royalty Interests in the Current or Prior Quarter.
Distributable Income

	Three Months Ended March 31,
	2023	2022	Change
	($ in thousands, except per unit data)
Distributable income available to unitholders	$3,537	$3,120	13%

Distributable income per common unit	$0.0757	$0.0667	13%

The $417,000 increase in distributable income during the Current Quarter was primarily due to an increase in the average realized price per boe in the production period from September 1, 2022 to November 30, 2022 (the "Current Production Quarter") as compared to the production period from September 1, 2021 to November 30, 2021 (the "Prior Production Quarter").

Royalty Income

	Three Months Ended March 31,
	2023	2022	Change
	($ in thousands, except per unit data)
Royalty income(a)	$3,969	$3,693	7%

Estimated production from trust properties:
Oil sales volumes (MBbl)	12	15	(20)%
Natural gas sales volumes (MMcf)	369	336	10%
Natural gas liquids sales volumes (MBbl)	33	40	(18)%
Total sales volumes (Mboe)	107	111	(4)%

Average prices received for production(b):
Oil ($/Bbl)	$82.59	$73.92	12%
Natural gas ($/Mcf)	$5.31	$3.43	55%
Natural gas liquids ($/Bbl)	$30.48	$35.17	(13)%
Total average price received ($/boe)	$37.17	$33.15	12%
(a)Net of certain post-production expenses.
(b)Includes the impact of certain post-production expenses but excludes production taxes

The increase in royalty income is primarily attributable to an increase in commodity pricing, offset by natural declines in production from the Producing and Development Wells. The increase in the average price received per barrel of oil equivalent (boe) in the Current Production Quarter compared to the Prior Production Quarter resulted in an increase of approximately $430,000 in royalty income. Additionally, slightly lower sales volumes in the Current Production Quarter decreased royalty income by approximately $154,000, for a total increase in royalty income of approximately $276,000 in the Current Production Quarter compared to the Prior Production Quarter.
Production Taxes

	Three Months Ended March 31,
	2023	2022	Change
	($ in thousands, except per unit data)
Production tax expenses	$268	$263	2%

Production taxes per boe	$2.50	$2.37	5%
Production taxes are calculated as a percentage of oil, natural gas and NGL revenues, net of any applicable tax credits. The increase in production taxes in the Current Quarter compared to the Prior Quarter relates primarily to an increase in royalty income.

Trust Administrative Expenses

	Three Months Ended March 31,
	2023	2022	Change
	($ in thousands)
Trust administrative expenses(a)	$65	$211	(69)%
(a)Includes a change in cash advances resulting in a $150,000 decrease in administrative expenses for the three months ended March 31, 2023.
Trust administrative expenses primarily consist of the administrative fees paid to the Trustees and Diversified, as well as costs for accounting and legal services. The decrease in expenses in the Current Quarter is primarily related to decreased accounting, tax preparation, and regulatory compliance expenses.
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
The Trustee may increase or decrease the targeted amount of the cash reserve at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders. Without limiting the foregoing, the Trustee has reviewed the adequacy and sufficiency of the existing cash reserve and determined that, commencing with the distribution to unitholders for the fourth quarter 2021, which was paid in March 2022, the Trustee began withholding the funds otherwise available for distribution to the unitholders each quarter to increase existing cash reserves by a total of approximately $3,200,000 over a period of several quarters. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to unitholders, together with interest earned on the funds. As of March 31, 2023, $1,364,578 has been so withheld to increase cash reserves.
The Trust is required to make quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s administrative expenses, on or about 60 days following the completion of each calendar quarter through (and including) the quarter ending June 30, 2031. The 2023 first quarter distribution of $0.0757 per common unit, consisting of proceeds attributable to production from September 1, 2022 through November 30, 2022, (net of administrative expenses) was made on March 1, 2023 to record unitholders as of February 20, 2023.

On May 8, 2023, the Trust declared the June 2023 Distribution. The Trust's quarterly income available for distribution was $0.0487 per common unit consisting of proceeds attributable to production from December 1, 2022 to February 28, 2023 (net of administrative expenses). The distribution will be paid on June 1, 2023 to common unitholders of record as of May 22, 2023. All Trust unitholders share on a pro rata basis in the Trust's distributable income. Distributable income attributable to production from December 1, 2022 to February 28, 2023 was calculated as follows (in thousands, except for unit and per unit amounts):

REVENUES:
Royalty income(a)	$2,915
EXPENSES:
Production taxes	(143)
Trust administrative expenses(b)	(399)
Total expenses	(542)
Cash withheld to increase cash reserves	(99)
Distributable income available to common unitholders	$2,274

Distributable income per common unit(c)	$0.0487
(a)Net of certain post-production expenses.
(b)Includes the quarterly change in cash advance resulting in an increase in administrative expenses totaling $100,000.
(c)Calculation of distributable income per common unit is based on 46,750,000 commons units issued and outstanding as of May 8, 2023.
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
Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including cash reserves, if any) is not sufficient to pay the Trust’s ordinary course expenses as they become due, Diversified will loan funds to the Trust necessary to pay such expenses. Any funds loaned by Diversified pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business and may not be used to satisfy Trust indebtedness for borrowed money of the Trust. If Diversified loans funds pursuant to this commitment, unless Diversified agrees otherwise in writing, no further distributions may be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. There were no loans outstanding as of March 31, 2023 and December 31, 2022.
Critical Accounting Policies and Estimates
Refer to Note 2 to the financial statements contained in Item 1 of Part I of this Quarterly Report for a discussion of significant accounting policies and estimates that impact the Trust's financial statements. Critical accounting policies and estimates relating to the Trust are contained in Item 7 of Part II of the 2022 Form 10-K.

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Quarterly Report”) includes “forward-looking statements” about the Trust and the Operator and other matters discussed herein that are subject to risks and uncertainties that are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact included or incorporated by reference in this document are forward-looking statements, including, without limitation, statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this document regarding market factors, market prices, the proved oil, natural gas and natural gas liquids ("NGL") reserves associated with the properties underlying the Royalty Interests, the Trust’s or the Operator's future financial position, business strategy, budgets, projected costs and plans and objectives for future operations, information regarding target distributions, statements pertaining to future development activities and costs and information regarding production and reserve growth, statements regarding the Trust's continued listing on the OTC Markets Group, Inc. (the "OTC Pink"), statements regarding the ongoing conflict in Ukraine and the impact thereof on our and the Operator's business, financial condition, results of operations and cash flows, and actions by, or disputes among or between, members of the Organization of the Petroleum Exporting Countries and its allies ("OPEC+") are forward-looking statements. Actual outcomes and results may differ materially from those projected. Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “seek,” “plan,” “goal,” “assume,” “target,” “should,” “intend,” “ability,” “will,” “would,” “forecast” or other words that convey the uncertainty of future events or outcomes. These statements are based on certain assumptions made by the Trust, and by the Operator, in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform with such expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Item 1A of Part I of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2022 (the "2022 Form 10-K") and in Item 1A of Part II of this Quarterly Report and those set forth from time to time in the Trust’s filings with the United States Securities and Exchange Commission (the "SEC"), which could affect the future results of the energy industry in general, and the Trust and the Operator in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, may not have the expected consequences to or effects on the Operator's business and the Trust. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. These factors should not be construed as exhaustive, and there may also be other risks that we are unable to predict at this time. The Trustee relies on the Operator for information regarding the Royalty Interests, the Underlying Properties (as defined below) and the Operator itself. The Trust undertakes no obligation to publicly update or revise any forward-looking statements and expressly disclaims any obligation to do so, except as required by applicable law.

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

Credit Risk Associated With the Operator. The Trust is highly dependent on the Operator for multiple services, including the operation of wells, remittance of net proceeds generated by the interests in specified oil and natural gas properties located within the AMI and administrative services performed on behalf of the Trust. The Operator's ability to perform its obligations to the Trust will depend on its future results of operations, financial condition, liquidity and ability to comply with the financial covenants contained in its debt instruments, which in turn will depend upon the supply and demand for oil, natural gas and NGL, prevailing economic conditions and financial, business and other factors, many of which are beyond the Operator’s control. In the event of a bankruptcy of the Operator or its wholly-owned subsidiaries, the Operator could be unable to provide support to the Trust through loans and performance of its management duties.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
The Trust’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act are designed to ensure that the information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Trust is accumulated and communicated by Diversified to the Trustee, and its employees who participate in the preparation of the Trust’s periodic reports as appropriate to allow timely decisions regarding required disclosures. The Trustee has evaluated the effectiveness of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this Quarterly Report. Based on this evaluation, as of March 31, 2023, the Trustee has concluded that the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended) were effective.
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
Changes in Internal Control over Financial Reporting.
There were no changes in the Trust's internal control over financial reporting during the three months ended March 31, 2023 that materially affected, or were reasonably likely to materially affect, the Trust's internal control over financial reporting.

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

ITEM 1A. Risk Factors

Factors that could materially affect our business, financial condition, operating results or liquidity and the trading price of the Trust’s common units are discussed in Item 1A. “Risk Factors” in our 2022 Form 10-K.

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
Date: May 12, 2023

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