Form 10-Q
period 2023-09-30
CHESAPEAKE GRANITE WASH TRUST
filed 2023-11-14
CIK 1524769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X]    Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2023
[ ]    Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to                     .

Commission File No. 001-35343
Chesapeake Granite Wash Trust
(Exact name of registrant as specified in its charter)

Delaware	45-6355635
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
The Bank of New York Mellon Trust Company, N.A., Trustee Global Corporate Trust
601 Travis Street, Floor 16
Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)
(512) 236-6555
                (Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name on each exchange on which registered
None	Not applicable	Not applicable
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

As of November 6, 2023, 46,750,000 common units representing beneficial interests in Chesapeake Granite Wash Trust were outstanding.

CHESAPEAKE GRANITE WASH TRUST

All references to “we,” “us,” “our,” or the “Trust” refer to Chesapeake Granite Wash Trust. The royalty interests conveyed on November 16, 2011 by Chesapeake from its interests in certain properties in the Colony Granite Wash formation in Oklahoma and held by the Trust are referred to as the “Royalty Interests.” References to “Chesapeake” refer to Chesapeake Energy Corporation and, where the context requires, its subsidiaries. References to "Tapstone" refer to Tapstone Energy Holdings, LLC or its wholly owned subsidiary Tapstone Energy LLC, as applicable. References to "Diversified" refer to Diversified Energy Company PLC and, where the context requires, its subsidiaries. References to "Operator" refer to (i) Diversified Energy Company PLC and, where the context requires, its subsidiaries at all times after consummation of the Merger (as defined below), (ii) Tapstone Energy, LLC at all times from December 11, 2020 and prior to the consummation of the Merger, and (iii) Chesapeake at all times prior to December 11, 2020. Commencing as of December 7, 2021, Diversified, through Tapstone, its wholly owned subsidiary, owns and operates all Underlying Properties (as defined below) held by the Trust.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF ASSETS AND TRUST CORPUS (Unaudited)
	September 30, 2023	December 31, 2022

	($ in thousands)
ASSETS:
Cash and cash equivalents	$2,765	$2,564

Investment in Royalty Interests	487,793	487,793
Less: accumulated amortization and impairment	(480,119)	(479,535)
Net investment in Royalty Interests	7,674	8,258
Total assets	$10,439	$10,822
TRUST CORPUS:
Trust corpus; 46,750,000 common units issued and outstanding	10,439	10,822
Total Trust corpus	$10,439	$10,822

The accompanying notes are an integral part of these financial statements.

CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF DISTRIBUTABLE INCOME (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	($ in thousands, except unit and per unit data)		($ in thousands, except unit and per unit data)
REVENUES:
Royalty income	$1,878	$4,429	$8,762	$11,355
EXPENSES:
Production tax expenses	(166)	(308)	(577)	(799)
Trust administrative expenses	(781)	(54)	(1,245)	(647)
Cash reserves withheld	(99)	(99)	(297)	(297)
Total expenses	(1,046)	(461)	(2,119)	(1,743)
Distributable income available to unitholders	$832	$3,968	$6,643	$9,612

Distributable income per common unit (46,750,000 common units)	$0.0178	$0.0849	$0.1421	$0.2056

CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	($ in thousands)		($ in thousands)
TRUST CORPUS: Beginning of period	$10,390	$11,056	$10,822	$11,240
Increase in cash and cash equivalents	273	(127)	201	166
Amortization of Investment in Royalty Interests	(224)	(223)	(584)	(700)
Distributable income available to unitholders	832	3,968	6,643	9,612
Distributions paid to unitholders	(832)	(3,968)	(6,643)	(9,612)
TRUST CORPUS: End of period	$10,439	$10,706	$10,439	$10,706

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
On December 11, 2020, Tapstone Energy, LLC ("Tapstone") acquired 23,750,000 common units and the Underlying Properties (as defined below) from Chesapeake in a transaction under Section 363 of the Bankruptcy Code. Pursuant to an Assignment and Assumption Agreement, dated as of December 11, 2020, by and among Chesapeake, Chesapeake Exploration, L.L.C., Chesapeake E&P Holding, L.L.C. and Tapstone, Tapstone agreed to assume all duties and obligations of Chesapeake and its subsidiaries under each of the Trust Agreement (as defined below), the administrative services agreement, the royalty conveyances and the registration rights agreement following the divestiture by Chesapeake of the Underlying Properties (as defined below) and 23,750,000 common units. On December 7, 2021, Tapstone Energy Holdings, LLC, the parent of Tapstone, ("Tapstone Holdings"), merged with Diversified Energy Company PLC ("Diversified"), the parent of Diversified Production LLC ("Diversified Production"), resulting in Tapstone Holdings and Tapstone becoming wholly owned subsidiaries of Diversified (the "Merger"). Following the Merger, the 23,750,000 common units previously held by Tapstone were transferred to Diversified Production and duties previously performed by Tapstone and its subsidiaries with respect to the Trust are now performed by Diversified. The 23,750,000 common units were subsequently transferred in the third quarter of 2023 to DP Bluegrass LLC, another indirect, wholly-owned subsidiary of Diversified.
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
The business and affairs of the Trust are managed by the Trustee. The Trust Agreement limits the Trust’s business activities generally to owning the Royalty Interests and any activity reasonably related to such ownership, including activities required or permitted by the terms of the conveyances related to the Royalty Interests. The Royalty Interests in the Producing Wells entitle the Trust to receive 90% of the proceeds (exclusive of any production or development costs but after deducting certain post-production expenses and any applicable taxes) from the sales of oil, natural gas and natural gas liquids ("NGL") production attributable to Diversified’s net revenue interest in the Producing Wells. The Royalty Interests in the Development Wells entitle the Trust to receive 50% of the proceeds (exclusive of any production or development costs but after deducting certain post-production expenses and any applicable taxes) from the sales of oil, natural gas and NGL production attributable to Diversified’s net revenue interest in the Development Wells.
The Trust will dissolve and begin to liquidate on June 30, 2031, or earlier upon the first to occur of the below events (the "Termination Date"):
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

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)
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
The Trust's common units now trade under the symbol "CHKR" on the Pink Open Market operated by OTC Markets Group, Inc. (the "OTC Pink"). The OTC Pink is a significantly more limited market than the New York Stock Exchange (the "NYSE") and the quotation of the Trust's common units on the OTC Pink may result in less demand compared to the NYSE and could diminish interest in the Trust from investors, analysts and other market participants.
2.Basis of Presentation and Significant Accounting Policies
Basis of Accounting. The accompanying unaudited Statements of Assets and Trust Corpus as of September 30, 2023 and December 31, 2022 and the unaudited interim Statements of Distributable Income and of Changes in Trust Corpus of the Trust for the three and nine months ended September 30, 2023 (the “Current Quarter” and the "Current Period", respectively) and the three and nine months ended September 30, 2022 (the “Prior Quarter” and the "Prior Period", respectively) have been presented in accordance with the rules and regulations of the United States Securities and Exchange Commission (the "SEC") and includes normal recurring adjustments and reflects all adjustments which are, in the opinion of the Trustee, necessary to fairly state the Trust's financial position and results of operations for the periods presented. The accompanying unaudited interim financial statements should be read in conjunction with the December 31, 2022 audited financial statements and notes of the Trust, included in the Trust’s 2022 Form 10-K. These financial statements have been prepared in accordance with the SEC instructions to Form 10-Q and, therefore, do not include all disclosures required for financial statements prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP").
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
Revenues and Expenses. Neither the Trust nor the Trustee is responsible for, or has any control over, any operating or capital costs of the Underlying Properties. The Trust’s revenues with respect to the Royalty Interests in the Underlying Properties are net of existing royalties and overriding royalties associated with Diversified's interests and are determined after deducting certain post-production expenses and any applicable taxes associated with the Royalty Interests. Royalty Income (and associated Production Taxes and post-production costs) for the three and nine months ended September 30, 2023 generally includes royalties attributable to sales of oil, natural gas and NGL related to production from March 1, 2023 to May 31, 2023 and September 1, 2022 to May 31, 2023, respectively. Post-production expenses generally consist of costs incurred to gather, store, compress, transport, process, treat, dehydrate and market the oil, natural gas and NGL produced. However, the Trust is not responsible for costs of marketing services provided by Diversified or Diversified affiliates. Cash distributions to unitholders are reduced by the Trust's administrative expenses.
Trust administrative expenses for the three and nine months ended September 30, 2023 generally include administrative expense related to invoices paid between the periods of May 1, 2023 to July 31, 2023 and November 1, 2022 to July 31, 2023, respectively. Trust administrative expenses also includes a change in cash advance that estimates three months of subsequent Trust administration expense payments each quarter.
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
The administrative services agreement will terminate upon the earliest to occur of (a) the date the Trust shall have dissolved and wound up its business and affairs in accordance with the Trust Agreement, (b) the date that all of the Royalty Interests have been terminated or are no longer held by the Trust, (c) with respect to services to be provided to any Underlying Properties transferred by Diversified to a third party, the date that either Diversified or the Trustee may designate by delivering 90-days prior written notice, provided that the drilling obligation has been completed and the transferee of such Underlying Properties assumes responsibility to perform the services in place of Diversified, or (d) a date mutually agreed upon by Diversified and the Trustee.
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
Loan Commitment. Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including available cash reserves, if any) is not sufficient to pay the Trust’s ordinary course expenses as they become due, Diversified will loan funds to the Trust necessary to pay such expenses. Any funds loaned by Diversified pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness for borrowed money of the Trust. If Diversified loans funds pursuant to this commitment, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount and unless Diversified otherwise consents in writing) until such loan is repaid. There were no loans outstanding as of September 30, 2023 and December 31, 2022.
5.Distributions to Unitholders
The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s expenses, approximately 60 days following the completion of each quarter, and is required to do so under the Trust Agreement through (and including) the quarter ending June 30, 2031.

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)
For the nine months ended September 30, 2023 and 2022, the Trust declared and paid the following cash distributions:

Production Period	Distribution Date	Cash Distribution per Common Unit
September 2022 - November 2022	March 1, 2023	$0.0757
December 2022 - February 2023	June 1, 2023	$0.0487
March 2023 - May 2023	August 31, 2023	$0.0178

September 2021 - November 2021	March 3, 2022	$0.0667
December 2021 - February 2022	May 31, 2022	$0.0540
March 2022 - May 2022	August 29, 2022	$0.0849
6. Subsequent Events
The Trust's quarterly income available for distribution was $0.0336 per common unit for the production period from June 1, 2023 to August 31, 2023 (net of administrative expenses incurred between August 1, 2023 to October 31, 2023). On November 6, 2023, the Trust declared the November 2023 Distribution attributable to such production period. The distribution will be paid on November 30, 2023 to common unitholders of record as of November 20, 2023. All Trust unitholders share on a pro rata basis in the Trust's distributable income.
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
Recent Developments
Geopolitical Events
We are actively monitoring the military conflict in Ukraine and Israel, and assessing its impact on the Trust’s business. To date, we have not experienced any material interruptions to our business given our properties are exclusively located within the United States. The extent and duration of the military action, sanctions and resulting market disruptions could be significant, including significant volatility in commodity prices, supply of energy resources, instability in financial markets, including inflation, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences as well as increases in cyberattacks and espionage, each of which could have a substantial impact on the global economy and consequently our business for an unknown period of time. We currently do not expect any material impact on the Trust’s business, cash flows, liquidity or financial condition; however, we have no way to predict the progress or outcome of the military conflict in Ukraine and Israel as the conflict, and any resulting government reactions, are rapidly developing and beyond our control.
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

The Royalty Interests entitle the Trust to receive 90% of the proceeds (after deducting certain post-production expenses and any applicable taxes) from the sales of production of oil, natural gas and NGL attributable to Diversified’s net revenue interest in the Producing Wells and 50% of the proceeds (after deducting certain post-production expenses and any applicable taxes) from the sales of oil, natural gas and natural gas liquids ("NGL") production attributable to Diversified’s net revenue interest in the Development Wells. Post-production expenses generally consist of costs incurred to gather, store, compress, transport, process, treat, dehydrate and market the oil, natural gas and NGL produced. However, the Trust is not responsible for costs of marketing services provided by Diversified or Diversified affiliates.

The Trust is required to make quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s administrative expenses, on or about 60 days following the completion of each calendar quarter through (and including) the quarter ending June 30, 2031. During the nine months ended September 30, 2023, a distribution was paid on March 1, 2023, June 1, 2023 and August 31, 2023. See Liquidity and Capital Resources below and Note 5 to the financial statements contained in Item 1 of Part I of this Quarterly Report for more information regarding these distributions.

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
Results of Trust Operations
The quarterly payments to the Trust with respect to the Royalty Interests are based on the amount of proceeds actually received by Diversified during the preceding calendar quarter. Proceeds from production are typically received by Diversified in the month following the month of production. Due to the timing of the payment of production proceeds, quarterly distributions made by Diversified to the Trust generally include royalties attributable to sales of oil, natural gas and NGL for three months, comprised of the first two months of the quarter just ended and the last month of the quarter prior to that one. Diversified is required to make the Royalty Interest payments to the Trust within 35 days after the end of each calendar quarter. During the nine months ended September 30, 2023, the Trust received payments on the Royalty Interests representing royalties attributable to proceeds from sales of oil, natural gas and NGL for September 1, 2022 to May 31, 2023.
The Trust's revenues and distributable income available to unitholders were favorably affected throughout 2022 and the three months ended March 31, 2023 by higher commodity prices, which have since decreased to date in 2023. Due to natural declines, the Trust expects production to decline and expects distributable income to continue to be adversely affected.
The Trust's Investment in Royalty Interests is subject to a quarterly full cost ceiling test. In the three and nine months ended September 30, 2023 and 2022, the Trust recognized no impairments of the Royalty Interests.

Distributable Income

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
	($ in thousands, except per unit data)
Distributable income available to unitholders	$832	$3,968	(79)%	$6,643	$9,612	(31)%

Distributable income per common unit	$0.0178	$0.0849	(79)%	$0.1421	$0.2056	(31)%

The $3.14 million decrease in distributable income during the Current Quarter as compared to the Prior Quarter was primarily due to a decrease in the average realized price per barrel of oil equivalent ("boe") received in the production period from March 1, 2023 to May 31, 2023 (the "Current Production Quarter") as compared to the production period from March 1, 2022 to May 31, 2022 (the "Prior Production Quarter"), combined with a decrease in total sales volumes in the Current Production Quarter.

The $2.97 million decrease in distributable income during the Current Period was primarily due to a decrease in the average realized price per boe in the production period as compared to the Prior Period, combined with a decrease in total sales volumes during the Current Period.
Royalty Income

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
	($ in thousands, except per unit data)
Royalty income(a)	$1,878	$4,429	(58)%	$8,762	$11,355	(23)%

Estimated production from trust properties:
Oil sales volumes (MBbl)	12	16	(25)%	36	46	(22)%
Natural gas sales volumes (MMcf)	333	310	7%	1,040	949	10%
Natural gas liquids sales volumes (MBbl)	26	40	(35)%	86	117	(26)%
Total sales volumes (Mboe)	94	108	(13)%	296	321	(8)%

Average prices received for production(b):
Oil ($/Bbl)	$70.45	$104.90	(33)%	$75.49	$86.34	(13)%
Natural gas ($/Mcf)	$1.63	$3.93	(59)%	$3.82	$3.54	8%
Natural gas liquids ($/Bbl)	$18.10	$37.33	(52)%	$23.77	$34.39	(31)%
Total average price received ($/boe)	$20.00	$40.99	(51)%	$29.64	$35.36	(16)%
(a)Net of certain post-production expenses.
(b)Includes the impact of certain post-production expenses but excludes production taxes

The decrease in royalty income in the Current Production Quarter is primarily attributable to a decrease in commodity pricing and natural declines in production from the Producing and Development Wells. The decrease in the average price received per boe in the Current Production Quarter compared to the Prior Production Quarter resulted in a decrease of approximately $1.97 million in royalty income. Additionally, lower sales volumes in the

Current Production Quarter decreased royalty income by approximately $0.58 million, for a total decrease in royalty income of approximately $2.55 million in the Current Production Quarter compared to the Prior Production Quarter.
The decrease in royalty income in the Current Period compared to the Prior Period is also primarily attributable to a decrease in commodity pricing and natural declines in production. The decrease in the average price received per boe in the Current Period compared to the Prior Period resulted in a decrease of approximately $1.69 million in royalty income. Additionally, lower sales volumes in the Current Period decreased royalty income by approximately $0.90 million, for a total decrease in royalty income of approximately $2.59 million in the Current Period compared to the Prior Period.
Production Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
	($ in thousands, except per unit data)
Production tax expenses	$166	$308	(46)%	$577	$799	(28)%

Production taxes per boe	$1.77	$2.85	(38)%	$1.95	$2.49	(22)%
Production taxes are calculated as a percentage of oil, natural gas and NGL revenues, net of any applicable tax credits. The decrease in production taxes in the Current Quarter and Current Period compared to the Prior Quarter and Prior Period relates primarily to a decrease in royalty income.
Trust Administrative Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
	($ in thousands)
Trust administrative expenses(a)	$781	$54	1,346%	$1,245	$647	92%
(a)Includes a change in cash advances resulting in a $350,000 increase and a $300,000 increase in administrative expenses for both the three and nine months ended September 30, 2023, respectively.
Trust administrative expenses primarily consist of the administrative fees paid to the Trustees and Diversified, as well as costs for accounting and legal services. The increase in expenses in the Current Quarter is primarily related to the net increase in the cash advance. The increase in expenses in the Current Period is primarily related to the net increase in the cash advance and increased accounting and administrative expenses.
Liquidity and Capital Resources
The Trust’s principal sources of liquidity and capital are cash flows generated from the Royalty Interests and the loan commitment as described above. The Trust’s primary uses of cash are distributions to Trust unitholders, payments of production taxes, payments of Trust administrative expenses, including any reserves established by the Trustee for future liabilities, and repayment of loans and payments of expense reimbursements to Diversified for out-of-pocket expenses incurred on behalf of the Trust. Administrative expenses include payments to the Trustees, as well as a quarterly fee of $50,000 to Diversified pursuant to an administrative services agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the sales of oil, natural gas and NGL production attributable to the Royalty Interests during the quarter, over the Trust’s expenses for the quarter and any cash reserve for the payment of liabilities of the Trust. The Trust does not undertake or control any capital projects or capital expenditures. These capital expenditures, if any, are controlled and paid by Diversified.
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
The Trustee may increase or decrease the targeted amount of the cash reserve at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders. Without limiting the foregoing, the Trustee has reviewed the adequacy and sufficiency of the existing cash reserve and determined that, commencing with the distribution to unitholders for the fourth quarter 2021, which was paid in March 2022, the Trustee began withholding the funds otherwise available for distribution to the unitholders each quarter to increase existing cash reserves by a total of approximately $3,200,000 over a period of several quarters. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to unitholders, together with interest earned on the funds. As of September 30, 2023, $1,562,078 has been so withheld to increase cash reserves.
The Trust is required to make quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s administrative expenses, on or about 60 days following the completion of each calendar quarter through (and including) the quarter ending June 30, 2031. The 2023 third quarter distribution of $0.0178 per common unit, consisting of proceeds attributable to production from March 1, 2023 through May 31, 2023, (net of administrative expenses) was made on August 31, 2023 to record unitholders as of August 21, 2023.
On November 6, 2023, the Trust declared the November 2023 Distribution. The Trust's quarterly income available for distribution was $0.0336 per common unit consisting of proceeds attributable to production from June 1, 2023 to August 31, 2023 (net of administrative expenses). The distribution will be paid on November 30, 2023 to common unitholders of record as of November 20, 2023. All Trust unitholders share on a pro rata basis in the Trust's distributable income.
The Trustee can authorize the Trust to borrow money to pay Trust expenses that exceed cash held by the Trust. The Trustee may authorize the Trust to borrow from the Trustee as a lender, provided the terms of the loan are fair to the Trust unitholders. The Trustee may also deposit funds awaiting distribution in an account with itself, if the interest paid to the Trust at least equals amounts paid by the Trustee on similar deposits, and make other short-term investments with the funds distributed to the Trust. The Trustee may also hold funds awaiting distribution in a non-interest-bearing account.
Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including cash reserves, if any) is not sufficient to pay the Trust’s ordinary course expenses as they become due, Diversified will loan funds to the Trust necessary to pay such expenses. Any funds loaned by Diversified pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business and may not be used to satisfy Trust indebtedness for borrowed money of the Trust. If Diversified loans funds pursuant to this commitment, unless Diversified agrees otherwise in writing, no further distributions may be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. There were no loans outstanding as of September 30, 2023 and December 31, 2022.
Critical Accounting Policies and Estimates
Refer to Note 2 to the financial statements contained in Item 1 of Part I of this Quarterly Report for a discussion of significant accounting policies and estimates that impact the Trust's financial statements. Critical accounting policies and estimates relating to the Trust are contained in Item 7 of Part II of the 2022 Form 10-K. There have been no material changes to these critical accounting policies during the nine months ended September 30, 2023.

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report includes “forward-looking statements” about the Trust and the Operator and other matters discussed herein that are subject to risks and uncertainties that are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact included or incorporated by reference in this document are forward-looking statements, including, without limitation, statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this document regarding market factors, market prices, the proved oil, natural gas and natural gas liquids reserves associated with the properties underlying the Royalty Interests, the Trust’s or the Operator's future financial position, business strategy, budgets, projected costs and plans and objectives for future operations, information regarding target distributions, statements pertaining to future development activities and costs and information regarding production and reserve growth, statements regarding the continued trading of the Trust's common units on the Pink Open Market operated by OTC Markets Group, Inc. (the "OTC Pink"), statements regarding the geopolitical events, including the conflicts in Ukraine and Israel and the impact thereof on our and the Operator's business, financial condition, results of operations and cash flows, and actions by, or disputes among or between, members of the Organization of the Petroleum Exporting Countries and its allies are forward-looking statements. Actual outcomes and results may differ materially from those projected. Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “seek,” “plan,” “goal,” “assume,” “target,” “should,” “intend,” “ability,” “will,” “would,” “forecast” or other words that convey the uncertainty of future events or outcomes. These statements are based on certain assumptions made by the Trust, and by the Operator, in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform with such expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Item 1A of Part I of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2022 (the "2022 Form 10-K") and in Item 1A of Part II of this Quarterly Report and those set forth from time to time in the Trust’s filings with the United States Securities and Exchange Commission (the "SEC"), which could affect the future results of the energy industry in general, and the Trust and the Operator in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, may not have the expected consequences to or effects on the Operator's business and the Trust. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. These factors should not be construed as exhaustive, and there may also be other risks that we are unable to predict at this time. The Trustee relies on the Operator for information regarding the Royalty Interests, the Underlying Properties and the Operator itself. The Trust undertakes no obligation to publicly update or revise any forward-looking statements and expressly disclaims any obligation to do so, except as required by applicable law.

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
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
The Trust’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are designed to ensure that the information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Trust is accumulated and communicated by Diversified to the Trustee, and its employees who participate in the preparation of the Trust’s periodic reports as appropriate to allow timely decisions regarding required disclosures. The Trustee has evaluated the effectiveness of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this Quarterly Report. Based on this evaluation, as of September 30, 2023, the Trustee has concluded that the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended) were effective.
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
Changes in Internal Control over Financial Reporting.
There were no changes in the Trust's internal control over financial reporting during the three months ended September 30, 2023 that materially affected, or were reasonably likely to materially affect, the Trust's internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings

There are no legal proceedings to which the Trust is a named party. However, the Trustee has been advised by Diversified that the Trust may from time to time be subject to litigation in the ordinary course of business for certain matters that include the Royalty Interests. While Diversified has advised the Trustee that it does not presently believe any pending litigation will have a net material adverse effect to the Trust, in the event such matters are adjudicated or settled in a material amount and charges are made against royalty income, such charges could have a material impact on the Trust's future royalty income.

ITEM 1A. Risk Factors

Factors that could materially affect our business, financial condition, operating results or liquidity and the trading price of the Trust’s common units are discussed in Item 1A. “Risk Factors” in our 2022 Form 10-K.

ITEM 5. Other Information

(a) None.

(b) Not applicable.

(c) The Trust does not have any directors (as defined in Section 3(a)(7) of the Exchange Act) or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) and as a result, no such persons adopted, terminated or modified any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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
Date: November 14, 2023

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