Form 10-K
period 2023-12-31
CHESAPEAKE GRANITE WASH TRUST
filed 2024-04-01
CIK 1524769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[X]    Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2023
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
                                                Yes [X] No [ ]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes [ ] No [X]

The registrant is a voluntary filer of reports required to be filed by certain companies under Section 13 or 15(d) of the Securities Exchange Act of 1934 and has filed all reports that would have been required to have been filed by the registrant during the preceding 12 months had it been subject to such filing requirements during the entirety of such period.

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).                          Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

    The aggregate market value of the 23,000,000 Common Units representing beneficial interests in Chesapeake Granite Wash Trust held by non-affiliates of the registrant, computed using the closing sale price of $1.18 on June 30, 2023, was approximately $27.14 million.

As of March 28, 2024, 46,750,000 Common Units representing beneficial interests in Chesapeake Granite Wash Trust were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
    Listed below is the only document parts of which are incorporated herein by reference and the parts of this Annual Report into which the document is incorporated:
None

CHESAPEAKE GRANITE WASH TRUST
2023 ANNUAL REPORT ON FORM 10-K

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

RISK FACTOR SUMMARY

Our business involves certain risks and uncertainties. The following is a description of significant risks that might cause our future financial condition or results of operations to differ materially from those expected. In addition to the risks and uncertainties described below, we may face other risks and uncertainties, some of which may be unknown to us and some of which we may deem immaterial. A summary of our risk factors is as follows (capitalized terms being defined in the Glossary below):

•Producing oil, natural gas, and NGL on the Underlying Properties is a high-risk activity with many uncertainties.
•Oil, natural gas, and NGL prices fluctuate widely, and lower prices for an extended period of time are likely to have a material adverse effect on proceeds to the Trust and cash distributions to unitholders.
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
•The Trust units are listed quoted for trading on the OTC Pink marketplace.
•The Operator is subject to extensive governmental regulation, including environmental, which can change and could adversely impact the Operator's business.
•The Trust could be negatively affected by cybersecurity threats.
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
Administrative Servicer. The company providing the Trust with certain accounting, tax preparation, bookkeeping and information services related to the Royalty Interests and the Registration Rights Agreement in accordance with the Administrative Services Agreement (defined below). Pursuant to an agreement between Tapstone and Chesapeake following the divestiture of the Underlying Properties, (i) Chesapeake served as the Administrative Servicer through the filing of the 2020 Annual Report with the SEC and (ii) Tapstone is the Administrative Servicer for all periods subsequent to the filing of the 2020 Annual Report with the SEC. Following consummation of the Merger (as defined in Part I Item 1. Business), all duties previously performed by Tapstone and its subsidiaries with respect to the Trust are now performed by Diversified.
Administrative Services Agreement. An administrative services agreement the Trust entered into on November 16, 2011 with the Administrative Servicer, effective July 1, 2011, pursuant to which the Administrative Servicer provides the Trust with certain accounting, tax preparation, bookkeeping and information services related to the Royalty Interests and the Registration Rights Agreement.
AMI. The area of mutual interest, or AMI, lies within Washita County in western Oklahoma and is limited to the Colony Granite Wash formation in the area identified below, consisting of approximately 40,500 gross acres (26,400 net acres) held by Tapstone as of December 31, 2023.

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
Participation Agreement. Participation Agreement, dated October 2, 2020, by and between Operator and OCM Denali Holdings, LLC, which agreement was not in existence as of the date of the Conveyances and is a permitted encumbrance under the Conveyances. The agreement relates to the Underlying Properties.
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
Registration Rights Agreement. Registration Rights Agreement dated as of November 16, 2011, by and among Tapstone (as successor to Chesapeake and Chesapeake Exploration, L.L.C.) and the Trust.
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

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“Annual Report” or "Form 10-K") includes “forward-looking statements” about the Trust and the Operator and other matters discussed herein that are subject to risks and uncertainties that are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact included in this document are forward-looking statements, including, without limitation, statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II and “Risk Factors” in Item 1A of Part I and elsewhere herein regarding market factors, market prices, the proved oil, natural gas and NGL reserves associated with the properties underlying the Royalty Interests, the Trust’s or the Operator's future financial position, business strategy, budgets, projected costs and plans and objectives for future operations, information regarding target distributions, statements pertaining to future development activities and costs and information regarding production and reserve growth, statements regarding the continued trading of the Trust's common units on the Pink Open Market operated by OTC Markets Group, Inc. (the "OTC Pink"), statements regarding the expected impact of geopolitical events, including the ongoing conflicts in Ukraine and Israel, and actions by, or disputes among or between, members of the Organization of the Petroleum Exporting Countries and its allies, in each case on our and the Operator's business, financial condition, results of operations and cash flows. Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “seek,” “plan,” “goal,” “assume,” “target,” “should,” “intend," "ability," "will," "would," "forecast" or other words that convey the uncertainty of future events or outcomes. Actual outcomes and results may differ materially from those projected. These forward-looking statements are based on certain assumptions made by the Trust, and by the Operator in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform with such expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Item 1A of Part I of this Annual Report, which could affect the future results of the energy industry in general, and the Trust and the Operator in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. These factors should not be construed as exhaustive, and there may also be other risks that we are unable to predict at this time. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on the Operator's business and the Trust. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. The Trustee relies on the Operator for information regarding the Royalty Interests, the Underlying Properties and the Operator itself. The Trust undertakes no obligation to publicly update or revise any forward-looking statements and expressly disclaims any obligation to do so, except as required by applicable law.

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
On October 6, 2021, Tapstone Energy Holdings, LLC, a Delaware limited liability company and the parent of Tapstone, ("Tapstone Holdings"), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Diversified, the parent of Diversified Production LLC (“Diversified Production”), and certain of its affiliates, including Diversified Production. Upon the terms and subject to the conditions set forth in the Merger Agreement, a wholly owned subsidiary of Diversified merged with and into Tapstone Holdings with Tapstone Holdings as the surviving entity, resulting in Tapstone Holdings and Tapstone becoming wholly owned subsidiaries of Diversified. The transactions provided for under the Merger Agreement were consummated on December 7, 2021, and Tapstone Holdings became a wholly owned subsidiary of Diversified on such date (the “Merger”). Following the Merger, the 23,750,000 common units previously held by Tapstone Energy LLC were transferred to Diversified Production, another indirect, wholly-owned subsidiary of Diversified. Subsequently, on September 22, 2023, the 23,750,000

common units were transferred to DP Bluegrass LLC ("DP Bluegrass"), an indirect, wholly-owned subsidiary of Diversified Production.
Following consummation of the Merger, duties previously performed by Tapstone and its subsidiaries with respect to the Trust are now performed by Diversified.
Tapstone’s right, title and interest in and to, and all of their duties and obligations under all documents related to the Trust (including the Amended and Restated Trust Agreement (dated as of November 16, 2011), the Administrative Services Agreement (dated as of November 16, 2011) and the related royalty interest conveyances) remain unchanged as a result of the Merger, although there have been certain changes in the management of the Underlying Properties. However, as a result of the Merger, Diversified may be deemed the beneficial owner of the 23,750,000 common units of the Trust, now held by DP Bluegrass, representing the entire 50.8% beneficial ownership interest in the Trust held by Tapstone immediately prior to the effective time of the Merger.
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
For the year ended December 31, 2023, the Trust declared and paid the following cash distributions:

Production Period	Distribution Date	Cash Distribution per Common Unit
June 2023 – August 2023	November 30, 2023	$0.0336
March 2023 - May 2023	August 31, 2023	$0.0178
December 2022 - February 2023	June 1, 2023	$0.0487
September 2022 - November 2022	March 1, 2023	$0.0757
 ___________________________________________________

Subsequent Distribution. The Trust's quarterly income available for distribution was $0.0214 per common unit for the production period from September 1, 2023 to November 30, 2023. On February 5, 2024, the Trust declared a cash distribution of $0.0214 per common unit attributable to such production period. The distribution was paid on February 29, 2024 to record unitholders as of February 19, 2024. All Trust unitholders share on a pro rata basis in the Trust's distributable income.
As of March 28, 2024, DP Bluegrass held 23,750,000 common units, which represent 50.8% of the outstanding Trust units. Diversified is the ultimate parent company of DP Bluegrass, and therefore is deemed to beneficially own the common units held by DP Bluegrass.
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
The Operator's Obligation to Fund Trust Expenses in Certain Circumstances. The Operator has agreed that, if at any time the Trust's cash on hand (including available cash reserves) is not sufficient to pay the Trust's ordinary course expenses as they become due, the Operator will lend funds to the Trust necessary to pay such expenses. Any funds loaned by the Operator pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other accrued current liabilities arising in the ordinary course of the Trust's business, and may not be used to satisfy Trust indebtedness for borrowed money. If the Operator lends funds pursuant to this commitment, unless the Operator agrees otherwise, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. Any such loan will be on an unsecured basis. There were no loans outstanding as of December 31, 2023 or December 31, 2022.
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
•the holders of a majority of the Trust units and a majority of the common units (excluding common units owned by Diversified and its affiliates) in each case voting in person or by proxy at a meeting of such holders at which a quorum is present vote in favor of dissolution; except that at any time that Diversified and its affiliates collectively own less than 10% of the outstanding Trust units, the standard for approval will be a majority of the Trust units, including units owned by Diversified, voting in person or by proxy at a meeting of such holders at which a quorum is present; notwithstanding the foregoing, there are conflicting interpretations that the Trust Agreement requires the exclusion of the common units owned by Diversified and its affiliates in a vote following Tapstone's acquisition of the Underlying Properties from Chesapeake even if Diversified and its affiliates own over 10% of the outstanding Trust units; or
•the Trust is judicially dissolved.
In the case of any of the foregoing, the Trustee would sell all of the Trust's assets, either by private sale or public auction, and distribute the net proceeds of the sale to the Trust unitholders after payment, or reasonable provision for payment, of all Trust liabilities.
Federal Income Tax Considerations
The Trust's federal income tax reporting position is that it is classified as a partnership for federal and applicable state income tax purposes. This position relies on the opinion of Bracewell LLP, former counsel to the Operator and the Trust, rendered in connection with the initial public offering of the Trust units in 2011, in which counsel opined that at least 90% of the Trust's gross income is qualifying income within the meaning of Section 7704 of the Internal Revenue Code of 1986, as amended. The Trust's federal income tax reporting positions are consistent with the Federal Income Tax Considerations section in the Prospectus filed by the Trust with the SEC on November 14, 2011, in connection with the initial public offering of its common units (the “Federal Income Tax Considerations Section in the Prospectus”). However, as discussed in detail below under Item 1A. Risk Factors – Tax Risks Related to the Units, the Trust has not requested a ruling from the IRS regarding its U.S. federal income tax reporting positions and its positions may not be sustained by a court or if contested by the IRS.
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

Public Policy and Government Regulation
All of the Operator's operations are conducted onshore in the United States. The U.S. oil and natural gas industry is subject to a wide range of regulations, laws, rules, taxes, fees and other policy implementation actions that have been pervasive and are under constant review for amendment or expansion. Numerous government agencies have issued extensive regulations that are binding on our industry, some of which carry substantial penalties for failure to comply. These laws and regulations increase the cost of doing business and consequently affect profitability. Additionally, currently unforeseen environmental incidents may occur or past non-compliance with environmental laws or regulations may be discovered. The Operator has advised the Trustee that the Operator actively monitors regulatory developments applicable to our industry in order to anticipate, design and implement required compliance activities and systems. The following are significant areas of government control and regulation affecting the Operator's operations.
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
Human Capital
The Trust does not have any employees, directors, or executive officers.
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
The Underlying Properties and the Royalty Interests
Overview. The Underlying Properties consist of working interests owned by the Operator located in the Colony Granite Wash play in Washita County in western Oklahoma arising from leases and farmout agreements related to properties from which the Royalty Interests were conveyed. The AMI consists of approximately 40,500 gross acres (26,400 net acres). As of December 31, 2023 and 2022, the total reserves estimated to be attributable to the Trust were 3,593 mboe (60% natural gas by volume) and 3,846 mboe (57% natural gas by volume), respectively. These amounts include 3,593 mboe of proved developed reserves and no proved undeveloped reserves as of December 31, 2023 and 3,846 mboe of proved developed reserves and no proved undeveloped reserves as of December 31, 2022. The decrease in estimated total reserves attributable to the Trust of 253 mboe is primarily due to 2023 production and decreases in commodity pricing. See Item 1A. Risk Factors – Actual reserves and future production may be less than current estimates, which could reduce cash distributions by the Trust and the value of the Trust units and Risks and Uncertainties in Note 2 to the financial statements contained in Part II, Item 8 of this Annual Report for further discussion of the decrease in reserves. For clarity, the Trust does not own or have rights to undeveloped lands, undeveloped formations, or undeveloped reserves, nor the right or ability to drill future wells.
The Colony Granite Wash is a subset of the greater granite wash plays of the Anadarko Basin. The Colony Granite Wash is located at the eastern end of a series of Des Moines-age granite wash fields that extend along the southern flank of the Anadarko Basin, approximately 60 miles into the Texas Panhandle. These granite wash fields were generally deposited as deep-water turbidites that result in relatively low risk, laterally extensive reservoirs. The productive members of the Colony Granite Wash are encountered between approximately 11,500 and 13,000 feet and lie stratigraphically between the top of the Des Moines formation (or top of Colony Granite Wash 'A') and the top of the Prue formation (or base of Colony Granite Wash 'C'). The individual productive members within the Colony Granite Wash may reach 200 feet or more in gross interval thickness and the targeted porosity zones within these individual members are generally 20 to 75 feet thick. The Colony Granite Wash is primarily a natural gas and natural gas condensate reservoir based on reserve volumes. No development costs were incurred in the years ended December 31, 2023 and 2022 due to no new wells being drilled by the Operator in the Colony Granite Wash after fulfillment of its drilling obligation to the Trust.
Royalty Interests. The Royalty Interests were conveyed from Chesapeake's interest in the Underlying Properties effective as of July 1, 2011. As of December 31, 2023, the Trust on average owns a 47.8% net revenue interest in the Producing Wells and a 28.6% net revenue interest in the completed Development Wells. The Operator retains 10% of the proceeds from the sales of oil, natural gas and NGL production attributable to its net revenue interest in the Producing Wells, and 50% of the proceeds from the sales of production attributable to its net revenue interest in the Development Wells.
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

All of the Trust's estimated oil, natural gas and NGL reserves are located within the U.S. The table below sets forth information as of December 31, 2023 with respect to the estimated proved reserves of the Underlying Properties and Royalty Interests and the associated PV-10. Because the Trust will not bear income tax expense, PV-10 and the standardized measure of estimated future net revenue of the Royalty Interests are the same. PV-10 is not intended to represent the current market value of the estimated oil, natural gas and NGL reserves attributable to the Royalty Interests. The reserve estimates were prepared by third party engineering firm, Netherland, Sewell & Associates, Inc., in accordance with the criteria established by the SEC. Management uses PV-10, a non-GAAP measure, which is calculated without deducting estimated future income tax expenses, as a measure of the value of the Company's current proved reserves and to compare relative values among peer companies. We also understand that securities analysts and rating agencies use this measure in similar ways. While estimated future net revenue and the present value thereof are based on prices, costs and discount factors which may be consistent from company to company, the standardized measure of discounted future net cash flows is dependent on the unique tax situation of each individual company. PV-10 should not be considered in isolation or as a substitute for the standardized measure of discounted future net cash flows or any other measure of a company's financial or operating performance presented in accordance with GAAP.

		Proved Reserves
	Oil (mbbl)	Natural Gas (mmcf)	NGL (mbbl)	Total (mboe)	PV-10 ($ in thousands)
Underlying Properties:
Developed	418	12,882	989	3,553	$17,345
Undeveloped	—	—	—	—	—
Total	418	12,882	989	3,553	$17,345
Royalty Interests:
Developed(1)	419	13,035	1,001	3,593	$35,081
Undeveloped(1)	—	—	—	—	—
Total	419	13,035	1,001	3,593	$35,081
_________________________________________________
(1)PV-10 for the Royalty Interests was calculated exclusive of any production or development costs.

	Proved Developed	Proved Undeveloped	Total Proved
	($ in thousands)
Royalty Interests:
Estimated future net revenue (1)	$71,120	$—	$71,120
Present value of estimated future net revenue (PV-10)(1)	$35,081	$—	$35,081
Standardized measure(1)			$35,081
_________________________________________________
(1)Estimated future net revenue represents the estimated future revenue to be generated from the production of proved reserves, net of estimated production and costs, using prices and costs under existing economic conditions as of December 31, 2023. PV-10 is the present value of estimated future net revenue to be generated from the production of proved reserves, discounted at 10% per annum to reflect timing of future cash flows and calculated without deducting future income taxes. PV-10 is a non-GAAP financial measure and generally differs from the standardized measure of discounted net cash flows, or the Standardized Measure, the most directly comparable GAAP financial measure, because it does not include the effects of income taxes on future net revenues. However, as the Trust is not subject to income tax expense, the two measures are the same as of December 31, 2023.

A comparison of the standardized measure of discounted future net cash flows to PV-10 is presented above. Neither PV-10 nor the standardized measure of discounted future net cash flows purport to represent the fair value of the proved oil and gas reserves.
The proved reserves were determined using a 12-month unweighted arithmetic average of the first-day-of-the-month prices for oil, natural gas and NGL for the period from January 1, 2023 through December 31, 2023, and were held constant for the life of the properties. The prices used in the reserve reports, as well as the Operator's internal reports, yield weighted average prices at the wellhead, which are based on first-day-of-the-month reference prices and before basis differential adjustments. For the Royalty Interests, costs of marketing services provided by the Operator's affiliates will not be charged to the Trust. The reference prices and the equivalent weighted average wellhead prices are presented in the table below.

	Oil	Natural Gas
	(per bbl)	(per mcf)
Trailing 12-month average (SEC) pricing	$78.21	$2.64
Weighted average wellhead prices (Underlying Properties)	$74.57	$1.68
Weighted average wellhead prices (Royalty Interests)	$74.57	$1.68
As of December 31, 2023, no Royalty Interests or proved reserves attributable to the Underlying Properties were classified as PUDs.
As of December 31, 2023, of the total proved reserves, 3,553 mboe and 3,593 mboe attributable to the Underlying Properties and the Royalty Interests, respectively, were classified as proved developed reserves.
The Operator's ownership interest used for calculating proved reserves and the associated estimated future net revenue assumed maximum participation by other parties to the Operator's farmout and participation agreements. SEC pricing used for calculating the estimated future net revenues attributable to proved reserves does not reflect actual market prices for oil, natural gas and NGL production sold subsequent to December 31, 2023.
The Trust's estimated proved reserves and the standardized measure of discounted future net cash flows of the proved reserves at December 31, 2023, 2022 and 2021, respectively, along with the changes in quantities and standardized measure of such reserves for the three years ended December 31, 2023, 2022 and 2021, respectively, are shown in Supplemental Disclosures About Oil, Natural Gas and NGL Producing Activities included in Item 8 of Part II of this Annual Report. No estimates of proved reserves comparable to those included herein have been included in reports to any federal agency other than the SEC.
There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the Operator's control. The reserve data represent only estimates. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates made by different engineers often vary. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revisions to such estimates, and such revisions may be material. Accordingly, reserve estimates are often different from the actual quantities of oil, natural gas and NGL that are ultimately recovered. Furthermore, the estimated future net revenue from proved reserves and the associated present value are based upon certain assumptions, including prices, future production levels and costs that may not prove correct. Future prices and costs may be materially higher or lower than the prices and costs as of the date of any estimate. See Supplemental Disclosures about Oil, Natural Gas and NGL Producing Activities included in Item 8 of Part II of this Annual Report for further discussion of our reserve quantities.
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
Drilling Activity. Due to the Operator's completion of its drilling obligation under the development agreement as of June 30, 2016, the Operator did not drill any wells in 2023, 2022 or 2021 and has no obligation to do so in the future.
Developed and Undeveloped Acreage. The following table sets forth information regarding developed and undeveloped acreage held by the Operator within the AMI as of December 31, 2023. All of the leases associated with the Underlying Properties are held by production and not subject to expiration so long as production continues in paying quantities.

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
Post-production expenses are also deducted from proceeds paid to the Trust. Williams Partners, L.P. ("WMB"), provides gathering, treating, compression and other post-production services, and an affiliate of Energy Transfer LP ("Energy Transfer") provides gathering, processing, transportation and other post-production services. The proceeds paid to the Trust are reduced by deductions for these post-production expenses.
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

Natural gas and NGL produced from the Underlying Properties are gathered by gathering pipelines owned by WMB under a contract that expires in approximately 5 years. NGL and natural gas are gathered and processed at facilities owned by Energy Transfer under a contract that is month-to-month and then sold to a number of primary purchasers in the area. The contract with Energy Transfer requires a 30 day written notice for termination and can be assigned to any third party by mutual agreement. Oil produced from the Underlying Properties is gathered by gathering pipelines and equipment owned by WMB or transported by trucks owned by third parties and sold to various counterparties. In the event of a loss of its contracts with WMB or Energy Transfer, the Operator believes that the availability of other customers and service providers in the area is sufficient to accommodate such loss.
Any new oil, natural gas and NGL supply arrangements or those entered into for providing post-production services will be utilized in determining the proceeds for the Underlying Properties.
Discussion and Analysis of Results from the Underlying Properties
Historical Results. The Underlying Properties consist of the working interests owned by the Operator in the Colony Granite Wash play in Washita County in western Oklahoma arising under leases and farmout agreements related to properties from which the PDP Royalty Interest and the Development Royalty Interest were conveyed.
The following table provides revenues and direct operating expenses for the years ended December 31, 2023, 2022 and 2021 as derived from the Underlying Properties' statements of revenues and direct operating expenses.

	Years Ended December 31,
	2023	2022	2021
	($ in thousands)
Oil, natural gas and NGL revenues(1)	$11,240	$18,349	$20,718
Direct operating expenses:
Production expenses excluding taxes	3,419	2,732	4,459
Production taxes	780	1,395	1,525
Total direct operating expenses	4,199	4,127	5,984
Revenues in excess of direct operating expenses	$7,041	$14,222	$14,734
_________________________________________________
(1)Oil, natural gas and NGL revenues are net of post-production expenses, including gathering, storage, compression, transportation, processing, treating, dehydrating and non-affiliate marketing expenses.

The following table sets forth the production, average sales prices, and average cost per boe for production expenses and production taxes for the Underlying Properties for the years ended December 31, 2023, 2022 and 2021.

	Years Ended December 31,
	2023	2022	2021
Production:
Oil (mbbls)	68	69	99
Natural gas (mmcf)	1,830	1,588	2,271
NGL (mbbls)	151	148	286
Total production (mboe)	525	482	764

Average sales prices:(1)
Oil (per bbl)	$74.52	$96.68	$64.71
Natural gas (per mcf)	$2.62	$6.62	$3.12
NGL (per bbl)	$28.44	$43.16	$25.29
Average (per boe)	$21.43	$38.07	$27.12
Direct operating expenses:
Production expenses (per boe)	$6.52	$5.67	$5.84
Production taxes (per boe)(2)	$1.49	$2.90	$2.00
 ___________________________________________________
(1)Average sales prices are net of post-production expenses, including gathering, storage, compression, transportation, processing, treating, dehydrating and non-affiliate marketing expenses.
(2)Production taxes are generally based upon volume produced and prices received for production and include ad valorem taxes.
 Oil, Natural Gas and NGL Revenues. For the year ended December 31, 2023, oil, natural gas and NGL revenues were $11.2 million compared to $18.3 million and $20.7 million for the years ended 2022 and 2021, respectively. The $7.1 million decrease in revenues from 2022 to 2023 was due to a decrease in average sales prices received offset by an increase in production from Diversified's acquisition of additional working interests in certain of the Underlying Properties in October 2022, which did not affect the corresponding revenue attributable to the Trust. The overall decrease in the price received per boe in 2023 compared to 2022 resulted in a $8.7 million decrease in oil, natural gas and NGL revenues. Increased sales volumes resulted in a $1.6 million increase in oil, natural gas and NGL revenues. The Participation Agreement was effective throughout 2023, and did not affect the corresponding revenue attributable to the Trust.
The $2.4 million decrease in revenues from 2021 to 2022 was due to a decrease in production offset by an increase in average sales prices received. The overall increase in the price received per boe in 2022 compared to 2021 resulted in a $5.3 million increase in oil, natural gas and NGL revenues. Decreased sales volumes in 2022 resulted in a $7.7 million decrease in oil, natural gas and NGL revenues. This decrease was a result of the Participation Agreement, which did not affect the corresponding revenue attributable to the Trust.
Production Expenses. For the year ended December 31, 2023, production expenses were $3.4 million compared to $2.7 million and $4.5 million for the years ended 2022 and 2021, respectively. On a unit-of-production basis, production expenses were $6.52 per boe in 2023 compared to $5.67 per boe in 2022 and $5.84 per boe in 2021.
Production Taxes. For the year ended December 31, 2023, production taxes were $0.8 million, compared to $1.4 million and $1.5 million for the years ended 2022 and 2021, respectively. On a unit-of-production basis, production taxes were $1.49 per boe in 2023 compared to $2.90 per boe in 2022 and $2.00 per boe in 2021. The decrease in per unit-of-production taxes from 2022 to 2023 was primarily due to the decrease in commodity prices. The increase in per unit-of-production taxes from 2021 to 2022 was primarily due to the increase in commodity prices.

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
Internal Controls. Diversified's Vice President of Engineering is the technical person primarily responsible for overseeing the preparation of our reserve estimates and for coordinating any reserves work conducted by a third-party engineering firm. His qualifications include the following:
•over 25 years of practical experience in the oil and gas industry, with over 20 years in reservoir engineering;
•Bachelor of Science degree in Petroleum Engineering; and
•member in good standing of the Society of Petroleum Engineers.
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
Netherland, Sewell & Associates, Inc. Diversified engaged Netherland, Sewell & Associates, Inc., a third-party engineering firm, to prepare all of the Trust's estimated proved reserves as of December 31, 2023. A copy of the report issued by the engineering firm is filed with this report as Exhibit 99.1. The qualifications of the technical person at the firm primarily responsible for overseeing the preparation of our reserve estimates are set forth below.
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
ITEM 1A.     Risk Factors
Geopolitical Events May Adversely Impact the Trust's Business, Cash Flows, Liquidity, or Financial Condition
We are actively monitoring the military conflicts in Ukraine and in Israel and surrounding countries, and assessing their impact on the Trust’s business. To date, we have not experienced any material interruptions to our business given that the Underlying Properties are exclusively located within the United States. The extent and duration of the military action, sanctions and resulting market disruptions could be significant, including significant volatility in commodity prices, supply of energy resources, instability in financial markets, including inflation, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences as well as increases in cyberattacks and espionage, each of which could have a substantial impact on the global economy and consequently our business for an unknown period of time. We currently do not expect any material impact on the Trust’s business, cash flows, liquidity or financial condition; however, we have no way to predict the progress or outcome of the military conflict in Ukraine and Israel as the conflict, and any resulting government reactions, are rapidly developing and beyond our control.
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
•the effectiveness of worldwide conservation and environmental measures;
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
•political instability or armed conflict in oil and natural gas producing regions, including the conflicts in Ukraine and Israel;
•acts of terrorism; and
•domestic and global economic conditions.
These factors and the volatility of the energy markets make it extremely difficult to predict future oil, natural gas and NGL price movements.
Lower oil, natural gas and NGL prices have reduced, and could continue to reduce, proceeds to which the Trust is entitled and may ultimately reduce the amount of oil, natural gas and NGL that is economic to produce from the Underlying Properties. As a result, the Operator or any third-party operator of any of the Underlying Properties could determine during periods of low oil, natural gas and NGL prices to shut-in or curtail production from wells on the Underlying Properties. In addition, the operator of the Underlying Properties could determine during periods of low oil, natural gas and NGL prices to plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices. Specifically, the Operator or any third-party operator may abandon any well or property if it reasonably believes that the well or property can no longer produce oil, natural gas and NGL in commercially economic quantities. This could result in termination of the portion of the Royalty Interests relating to the abandoned well or property.
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
Actual future production attributable to the Royalty Interests, oil, natural gas and NGL prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil, natural gas and NGL reserves most likely will vary from these estimates. Such variations may be significant and could materially affect the estimated quantities and present value of proved reserves. In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development drilling, prevailing oil and natural gas prices and other factors, many of which are beyond the Operator's control. The Trust's revenue and distributable income available to unitholders have been adversely affected throughout 2022 and 2023 by a decline in production. Due to natural declines, the Trust expects production to decline further and expects distributable income to continue to be adversely affected.
As of December 31, 2023, none of the Trust’s estimated proved reserves were undeveloped.
The present values included in this report do not represent the current market value of the Trust's estimated reserves. In accordance with SEC requirements, the estimates of our present values are based on prices and costs as of the date of the estimates. Prices on the date of estimate are calculated as the average oil and natural gas price, as applicable, during the 12 months ending in the current reporting period, determined as the unweighted arithmetic average of prices on the first day of each month within the 12-month period. The December 31, 2023 present value is based on a $78.21 per bbl of oil price and a $2.64 per mcf of natural gas price, before considering basis differential adjustments. Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of an estimate.
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
Reserve estimates for fields that do not have a lengthy production history are less reliable than estimates for fields with lengthy production histories. A lack of production history may contribute to inaccuracy in estimates of proved reserves, future production rates and the timing of development expenditures. Most of the Producing Wells have been operational for a relatively short period of time and estimated total reserves vary substantially from well to well and are not directly correlated to perforated lateral length or completion technique. There can be no assurance that the data used in preparing these estimates can accurately predict future production. The lack of operational history for horizontal wells in the Colony Granite Wash may also contribute to the inaccuracy of estimates of proved reserves. During 2023, the Trust recorded downward reserve revisions primarily attributable to lower production and commodity prices in forecasts. During 2022, the Trust recorded upward reserve revisions primarily attributable to higher production and commodity prices in forecasts. Future well performance or different expected ultimate recovery could lead to further adjustments to our reserve estimates. A material and adverse variance of actual production, revenues and expenditures from those underlying reserve estimates would have a material adverse effect on the financial condition, results of operations and cash flows of the Trust and would reduce cash distributions to Trust unitholders.
The Operator may not serve as the operator of as many of the Development Wells as it expects and the Operator will rely upon unaffiliated third parties, who may be less qualified, to operate the Development Wells.
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
The oil, natural gas and NGL reserves estimated to be attributable to the Underlying Properties are depleting assets and production from those reserves will continue to diminish over time.
The proceeds payable to the Trust from the Royalty Interests are derived from the sale of the production of oil, natural gas and NGL from the Underlying Properties. The oil, natural gas and NGL reserves attributable to the Underlying Properties are depleting assets, which means that the reserves of oil, natural gas and NGL attributable to the Underlying Properties decline over time. As a result, the quantity of oil, natural gas and NGL produced from the Underlying Properties will continue to decline over time.
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
Changing meteorological conditions, particularly an increased volatility in seasonal temperatures, could impact operations and result in changes to the amount, timing or location of demand for energy or the products produced by the Underlying Properties. Drilling and other crude oil and natural gas activities can be adversely affected during the winter months. Severe winter weather conditions limit and may reduce or temporarily halt operations during such conditions, leading to the decrease in drilling activity. This could result in a decrease in the volumes of crude oil, natural gas and NGLs produced from the Operator’s assets. Further, energy needs could increase or decrease as a result of extreme weather conditions depending on the duration and magnitude of any such climate changes. For example, the market for natural gas is generally improved by periods of colder weather and impaired by periods of warmer weather, so any changes in climate could affect the market for the fuels that the Operator produces. As a result, if there is an overall trend of warmer temperatures, it would be expected to affect the Operator’s financial condition through decreased revenues.
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
The increased regulation of environmental emissions is expected to create greater incentives for the use of alternative energy sources. Increased demand for low-carbon or renewable energy sources (such as wind, solar geothermal, tidal and biofuels) could reduce the demand for, and the price of, or eventually phase out the use of, hydrocarbons and therefore for the Operator’s products and services, which would lead to a reduction in revenues. Technological changes, such as developments in renewable energy and low-carbon transportation, could contribute to the energy transition and adversely affect demand for the Operator’s products.
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
Opposition toward oil and natural gas drilling and development activity has been growing globally and is particularly pronounced in the United States. Negative public perception regarding the Operator or the oil and gas industry resulting from, among other things, concerns raised by advocacy groups about hydraulic fracturing, waste disposal, oil spills, seismic activity, climate change, explosions of natural gas transmission lines and the development and operation of pipelines and other midstream facilities may lead to increased regulatory scrutiny, which may, in turn, lead to new state and federal safety and environmental laws, regulations, guidelines and enforcement interpretations. Additionally, environmental groups, landowners, local groups and other advocates may oppose the Operator's operations through organized protests, attempts to block or sabotage the Operator's operations or those of the Operator's midstream transportation providers, intervene in regulatory or administrative proceedings involving the Operator's assets or those of the Operator's midstream transportation providers, or file lawsuits or other actions designed to prevent, disrupt or delay the development or operation of the Operator's assets and business or those of our midstream transportation providers. These actions may cause operational delays or restrictions, increased operating costs, additional regulatory burdens and increased risk of litigation. Moreover, governmental authorities exercise considerable discretion in the timing and scope of permit issuance and the public may engage in the permitting process, including through intervention in the courts. Negative public perception could cause the permits the Operator requires to conduct its operations to be withheld, delayed or burdened by requirements that restrict the Operator's ability to profitably conduct its business. A change in presidential administration and/or change in control of Congress may also result in increased restrictions on oil and gas production activities, which could materially adversely affect the oil and gas industry and the Operator's financial condition and results of operations.

Recently, activists concerned about the potential effects of climate change have directed their attention towards sources of funding for fossil-fuel energy companies, which has resulted in certain financial institutions, funds and other sources of capital restricting or eliminating their investment in energy-related activities. Ultimately, this could make it more difficult to secure funding for exploration and production activities. Members of the investment community have also begun to screen companies such as ours for sustainability performance, including practices related to greenhouse gases and climate change, before investing in our common units. Any efforts to improve the Operator's sustainability practices in response to these pressures may increase its costs, and it may be forced to implement technologies that are not economically viable in order to improve our sustainability performance and to meet the specific requirements to perform services for certain customers.
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
Emerging ESG regulations could impose enforceable disclosure requirements and present the Operator with substantial risk of litigation or government investigation. In 2021, the European Union implemented ESG reporting requirements for financial market participants. In the U.S., disclosure regulations have been issued related to pension investments in California and for the responsible investment of public funds in Illinois. Additional regulation is pending in other states. On March 6, 2024, the SEC adopted final rules to require registrants such as the Trust to disclose certain climate-related information in registration statements and annual reports filed with the SEC. The final rules require a registrant to disclose, among other things: material climate-related risks; activities to mitigate or adapt to such risks; information about the registrant's board of directors' oversight of climate-related risks and management’s role in managing material climate-related risks; and information on any climate-related targets or goals that are material to the registrant's business, results of operations, or financial condition. Further, the final rules require disclosure of Scope 1 and/or Scope 2 greenhouse gas (“GHG”) emissions on a phased-in basis by certain larger registrants when those emissions are material; the filing of an attestation report covering the required disclosure of such registrants’ Scope 1 and/or Scope 2 emissions, also on a phased-in basis; and disclosure of the financial statement effects of severe weather events and other natural conditions including, for example, costs and losses. The GHG emission disclosure requirements do not apply to non-accelerated filers such as the Trust. However, the Trust will be required to comply with the other disclosure requirements of the rules commencing with the Trust’s 2027 fiscal year. The SEC’s final rules have been challenged in a number of U.S. federal circuit courts, and on March 15, 2024 the Fifth Circuit Court of Appeals published an order granting an administrative stay of the rules. The Trust has not yet determined the impact that the final rules will have on the Trust or its operations. The increasing societal, investor and regulatory pressure on companies to address ESG matters may result in reputational damage, negative impacts on stock price and access to capital markets, reduced profits and investigations and litigation risks.

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
Cybersecurity Risks
Diversified, as the Operator of the Underlying Properties, could be negatively affected by various security threats, including cybersecurity threats, and other disruptions, which could have a negative impact on the business of the Trust.

Diversified, as the Operator of the Underlying Properties, faces various security threats, including cybersecurity threats to gain unauthorized access to sensitive information or to render data or systems unusable; threats to the security of the facilities and infrastructure of Diversified and of third parties on which Diversified relies such as processing plants and pipelines. These threats pose a risk to the security of Diversified’s systems and networks, the confidentiality, availability and integrity of its data and the physical security of its employees and assets. Diversified relies on information technology (“IT”) systems and networks in connection with its business activities, including certain of its exploration, development and production activities. Diversified relies on digital technology, including information systems and related infrastructure, as well as cloud applications and services, to, among other things, estimate quantities of oil, natural gas and NGL reserves, analyze seismic and drilling information, process and record financial and operating data and communicate with employees and third parties. As dependence on digital technologies has increased in the oil and gas industry, cyber incidents, including deliberate attacks and attempts to gain unauthorized access to computer systems and networks, have increased in frequency and sophistication. Diversified has experienced cyber-attacks in the past, and may not be successful in preventing future security breaches or cyber-attacks or mitigating their effect. Any security breach or cyber-attack could have a material adverse effect on Diversified’s reputation and competitive position and could lead to losses of sensitive information, critical infrastructure or capabilities essential to Diversified’s operation of the Underlying Properties. Cyber-attacks or security breaches also could result in litigation or regulatory action.

In addition to the risks presented to Diversified’s systems and networks, cyber-attacks affecting oil and natural gas distribution systems maintained by third parties, or the networks and infrastructure on which they rely, could delay or prevent delivery to markets. A cyber-attack of this nature would be outside Diversified’s ability to control, but could have a material adverse effect on Diversified’s business, financial condition and results of operations, and could have a material adverse effect on the Trust.

Cyber-attacks or other failures in telecommunications or IT systems could result in information theft, data corruption and significant disruption of the Trustee's operations.

The Trustee depends heavily upon IT systems and networks in connection with its business activities. Despite a variety of security measures implemented by the Trustee, events such as the loss or theft of back-up tapes or other data storage media could occur, and the Trustee's computer systems could be subject to physical and electronic break-ins, cyber-attacks and similar disruptions from unauthorized tampering, including threats that may come from external factors, such as governments, organized crime, hackers and third parties to whom certain functions are outsourced, or may originate internally from within.

If a cyber-attack were to occur, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, the Trustee's computer systems and networks, or otherwise cause interruptions or malfunctions in the operations of the Trust, which could result in litigation, increased costs and regulatory penalties. It is possible that a cyber incident will not be discovered for some time after it occurs, which could increase exposure to these consequences.

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
In addition, the amount of funds available for distribution to unitholders will be reduced by the amount of any cash reserves maintained by the Trustee in respect of anticipated future Trust expenses, including any expenses incurred by the Trustee as a result of the dissolution of the Trust. The Trustee may increase or decrease the targeted amount of the cash reserve at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders. Without limiting the foregoing, the Trustee reviewed the adequacy and sufficiency of the existing cash reserve in 2021 and determined to withhold funds otherwise available for distribution to the unitholders each quarter to increase existing cash reserves by a total of approximately $3,200,000 over a period of several quarters, commencing with the distribution to unitholders for the fourth quarter 2021 (payable in 2022). As of December 31, 2023, $1,660,828 has been so withheld to increase cash reserves. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to unitholders, together with interest earned on the funds.
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
The Trust is passive in nature and has no voting rights in the Operator and no managerial, contractual or other ability to influence the Operator, or control over the field operations of, sales of oil, natural gas and NGL from, or development of, the Underlying Properties.
Trust unitholders have no voting rights with respect to the Operator and has no managerial, contractual or other ability to influence the Operator's activities or operations of the Underlying Properties. In addition, some of the Development Wells are currently operated by third parties unrelated to the Operator. Such third-party operators may not have the operational expertise of the Operator within the AMI. Oil and natural gas properties are typically managed pursuant to an operating agreement among the working interest owners in the properties. The typical operating agreement contains procedures whereby the owners of the aggregate working interest in the property designate one of the interest owners to be the operator of the property. Under these arrangements, the operator is typically responsible for making all decisions relating to drilling activities, sale of production, compliance with regulatory requirements and other matters that affect the property. Neither the Trustee nor the Trust unitholders have any contractual ability to influence or control the field operations of, sales of oil, natural gas and NGL from, or future development of, the Underlying Properties.

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
The Trust Agreement permits the Trustee and the Trust to sue the Operator or any other future owner of the Underlying Properties to enforce the terms of the conveyances creating the Royalty Interests. If the Trustee does not take appropriate action to enforce provisions of these conveyances, a Trust unitholder's recourse would be limited to bringing a lawsuit against the Trust or the Trustee to compel the Trust or the Trustee to take specified actions. The Trust Agreement expressly limits a Trust unitholder's ability to directly sue the Operator or any other party other than the Trustee. As a result, Trust unitholders will not be able to sue the Operator or any future owner of the Underlying Properties to enforce the Trust's rights under the conveyances. Furthermore, the Royalty Interest conveyances prohibit recovery of certain types of damages, such as consequential and punitive damages, and provide that, except as set forth in the conveyances, the Operator will not be liable to the Trust for the manner in which it performs its duties in operating the Underlying Properties as long as it acts in good faith and in accordance with the Reasonably Prudent Operator Standard under the development agreement and, to the fullest extent permitted by law, will owe no fiduciary duties to the Trust or the unitholders.
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
Diversified owns 23,750,000 common units. Subject to its compliance with applicable securities laws, Diversified may sell Trust units in the public or private markets, and any such sales could have an adverse impact on the price of the common units or on any trading market that may develop. The Trust has granted registration rights to DP Bluegrass, a subsidiary of Diversified, which, if exercised, would facilitate sales of Trust units by Diversified to the public.
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
•The Operator may, without the consent or approval of the Trust unitholders, sell all or any part of its retained interest in the Underlying Properties, subject to and burdened by the Royalty Interests. Although the Operator must require any purchaser of its retained interest in the Underlying Properties to assume the Operator's obligations with respect to those properties, such sale may not be in the best interests of the Trust and the Trust unitholders. Any purchaser may lack the Operator's experience in the Colony Granite Wash or its creditworthiness.
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

In addition, the Operator has agreed that, if at any time the Trust's cash on hand (including available cash reserves) is not sufficient to pay the Trust's ordinary course expenses as they become due, it will lend funds to the Trust necessary to pay such expenses. Any such loan will be on an unsecured basis. If the Operator provides such funds to the Trust, it would become a creditor of the Trust and its interests as a creditor could conflict with the interests of unitholders. There were no loans to the Trust outstanding as of December 31, 2023 or December 31, 2022.
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
The Trust units are quoted for trading on the OTC Pink marketplace.
The Trust units are quoted on the Pink Open Market operated by OTC Markets Group, Inc. (the "OTC Pink") under the symbol “CHKR.” The lack of market and float of the Trust units can have an adverse effect on the market liquidity of the units and, as a result, the market price for the units could become more volatile. The Trust units were delisted from the New York Stock Exchange in March 2020. There is no intent to re-list the Units on a national securities exchange. If the Trust does not re-list the units on a national securities exchange and seek to increase its trading liquidity, it may be difficult to attract the interest of analysts, institutional investors, investment funds and brokers.

There are conflicting interpretations that the Trust Agreement requires the exclusion of common units owned by Diversified and its affiliates in a vote of the holders of a majority of common units.

Courts may not interpret that the Trust Agreement requires the exclusion of the common units owned by Diversified and its affiliates in a vote following Tapstone's acquisition of the Underlying Properties from Chesapeake, even if Diversified and its affiliates own over 10% of the outstanding Trust units. Under this interpretation, Trust unitholders may be adversely effected if Diversified is able to vote its common units to take certain actions described below.

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

The Operator's operations are subject to extensive federal, state, tribal, local and other laws, rules and regulations, including with respect to environmental matters, worker health and safety, wildlife conservation, the gathering and transportation of oil, gas and NGLs, conservation policies, reporting obligations, royalty payments, unclaimed property and the imposition of taxes. Such regulations include requirements for permits to drill and to conduct other operations and for provision of financial assurances (such as bonds) covering drilling, completion and well operations. If permits are not issued, or if unfavorable restrictions or conditions are imposed on drilling or completion activities, the Operator may not be able to conduct its operations as planned. If new or more stringent federal, state or local legal restrictions relating to drilling activities or to the hydraulic fracturing process are adopted, it could have a material adverse impact on the Operator's operations. In addition, the Operator may be required to make large, sometimes unexpected, expenditures to comply with applicable governmental laws, rules, regulations, permits or orders.
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
Hydraulic Fracturing. Congress has in the past and may in the future consider legislation to regulate hydraulic fracturing by federal agencies or limit the ability of companies to engage in hydraulic fracturing. Several states have adopted or are considering adopting regulations that could impose more stringent permitting, public disclosure and/or well construction requirements on hydraulic fracturing operations. States also could elect to prohibit hydraulic fracturing altogether, as New York, Maryland, and Vermont have done. In addition, certain local governments have adopted, and additional local governments may adopt, ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. We cannot predict whether additional federal, state or local laws or regulations applicable to hydraulic fracturing will be enacted in the future and, if so, what actions any such laws or regulations would require or prohibit. If additional levels of regulation or permitting requirements were imposed on hydraulic fracturing operations, the Operator's business and operations could be subject to delays, increased operating and compliance costs and potential bans. Additional regulation could also lead to greater opposition to hydraulic fracturing, including litigation.

Climate Change. Continuing political and social attention to the issue of climate change has resulted in legislative, regulatory and other initiatives to reduce greenhouse gas emissions, such as carbon dioxide and methane. Policy makers at both the U.S. federal and state levels have introduced legislation and proposed new regulations designed to quantify and limit the emission of greenhouse gases through inventories, limitations and/or taxes on greenhouse gas emissions. The U.S. Environmental Protection Agency (the "EPA") and the BLM have issued regulations for the control of methane emissions, which also include leak detection and repair requirements, for the oil and gas industry.
In September 2018, the BLM published a final rule to repeal certain requirements of these regulations. The September 2018 rule was challenged in the U.S. District Court for the Northern District of California almost immediately after issuance. In July 2020, the U.S. District Court for the Northern District of California vacated BLM’s 2018 revision rule. On November 30, 2022 BLM published a proposed methane gas waste rule to reduce the waste of natural gas from venting, flaring and leaks during oil and gas production. In June 2016, the EPA published final rules establishing new air emission controls for methane emissions from certain new, modified or reconstructed equipment and processes in the oil and natural gas source category, including production, processing, transmission and storage activities. Further, in November 2021, the EPA proposed new regulations to establish comprehensive standards of performance and emission guidelines for methane from new and existing operations in the oil and gas sector, including the exploration and production, transmission, processing, and storage segments, with supplemental rules regarding the same proposed on December 6, 2022. In December 2023, the EPA released final, more stringent methane emissions rules for new, modified, and reconstructed facilities in the oil and gas sector, known as OOOOb, as well as standards for existing sources for the first time ever, known as OOOOc, which may increase the operating costs of the Operator. Further, the Inflation Reduction Act of 2022 (the "Inflation Reduction Act") establishes the Methane Emissions Reduction Program, which imposes a charge on methane emissions from certain petroleum and natural gas facilities. The EPA proposed rules implementing the Inflation Reduction Act's methane emissions charge, which proposal was published in the Federal Register on January 26, 2024, is subject to a public comment period which closed on March 26, 2024, and could be finalized later in 2024.

Several states where the Operator operates, have imposed limitations designed to reduce methane emissions from oil and gas exploration and production activities. Legislative and state initiatives to date have generally focused on the development of renewable energy standards and/or cap-and-trade and/or carbon tax programs. Renewable energy standards (also referred to as renewable portfolio standards) require electric utilities to provide a specified minimum percentage of electricity from eligible renewable resources, with potential increases to the required percentage over time. The development of a federal renewable energy standard, or the development of additional or more stringent renewable energy standards at the state level could reduce the demand for oil and gas, thereby adversely impacting our earnings, cash flows and financial position. In general, the number of allowances available for purchase is reduced each year until the overall greenhouse gas emissions reduction goal is achieved. A cap-and-trade program generally would cap overall greenhouse gas emissions on an economy-wide basis and require major sources of greenhouse gas emissions or major fuel producers to acquire and surrender emission allowances. A federal cap-and-trade program or expanded use of cap-and-trade programs at the state level could impose direct costs on the Operator through the purchase of allowances and could impose indirect costs by incentivizing consumers to shift away from fossil fuels. A carbon tax could directly increase costs of operation and similarly incentivize consumers to shift away from fossil fuels.
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
ITEM 1B.     Unresolved Staff Comments
None.
ITEM 1C.     Cybersecurity

The Trust has no directors or executive officers. The Trust falls under the cybersecurity program of The Bank of New York Mellon Corporation (“BNY Mellon”). As further described in its 2023 Annual Report, BNY Mellon maintains a broad range of defenses aimed at remaining abreast of and responding to evolving cybersecurity threats impacting it, its operations, its clients, its third-party service providers and the broader financial services sector.

Risk Management Strategy and Procedures

BNY Mellon has implemented policies and procedures designed to detect, prevent and respond to malicious and accidental disruptions to the delivery of critical technology services. BNY Mellon’s cybersecurity strategy and procedures are embedded in its Three Lines of Defense model.

As part of its first line of defense, BNY Mellon maintains a dedicated Information Security Division (“ISD”), led by the Chief Information Security Officer (the “CISO”), that is responsible for the day-to-day management of risks from cybersecurity threats. ISD’s responsibilities include cyber threat intelligence, incident response and other cybersecurity operations aimed at enabling BNY Mellon to identify, assess and manage existing and emerging cybersecurity threats. ISD monitors for potential threats and communicates relevant risks to the CISO and other members of executive management. Additionally, ISD maintains a cybersecurity incident response and reporting process pursuant to which cybersecurity incidents are classified according to their severity based upon an assessment of multiple factors. Certain cybersecurity incidents may activate enterprise-wide resiliency processes, which include, among other things, escalation through the management and Board committee structures described below. BNY Mellon also has standing arrangements with third parties to assist BNY Mellon in identifying, assessing and managing cybersecurity threats, including in connection with risk assessments, penetration testing, legal advice and other aspects of BNY Mellon’s cybersecurity risk management and incident response processes.

BNY Mellon has a defined third-party governance framework to help manage the risk posed to it by the use of third‑party service providers. BNY Mellon evaluates the risk posed by third-party service engagements based on multiple factors. BNY Mellon has protocols that seek to mitigate cybersecurity risks associated with third-party service providers based on the risk level assigned to such third party, which may include mandatory contractual obligations or the implementation of additional controls by BNY Mellon and/or the applicable service provider.

ISD is subject to ongoing review and challenge from Technology Risk Management, which is a part of the independent second line of defense risk function. Technology Risk Management, together with the broader Risk & Compliance group, is responsible for and manages BNY Mellon’s risk management framework and establishes guidance for ISD and management designed to help identify, assess and manage cybersecurity risk.

BNY Mellon’s Internal Audit function serves as the third line of defense and provides an independent view on how effectively the organization as a whole manages cybersecurity risk.

Risk Management oversight and governance

BNY Mellon’s management is responsible for assessing and managing BNY Mellon’s material risks from cybersecurity threats with oversight provided by its Board of Directors (the “Board”) and the Board committees. The Risk Committee of the Board has primary responsibility for oversight of the overall operation of BNY Mellon’s risk management framework, including policies and practices addressing cybersecurity risk, and is responsible for the oversight of the second line of defense with respect to its cybersecurity risk management responsibilities. The Technology Committee of the Board and the full Board regularly receive reports and briefings from management concerning cybersecurity matters, including any significant changes to BNY Mellon’s cybersecurity program. BNY Mellon also has protocols for escalating cybersecurity threats and incidents to the Technology Committee of the Board and the full Board. In addition, the Audit Committee of the Board monitors and oversees the performance of Internal Audit, including with respect to its cybersecurity risk management responsibilities.

At the management level, BNY Mellon’s Technology Oversight Committee, which is the senior management committee responsible for the governance and oversight of BNY Mellon’s significant technology projects and initiatives, reviews reports from management concerning ISD and is responsible for, among other things, escalating issues, including significant cybersecurity threats and incidents, to the Technology Committee of the Board. The Technology Oversight Committee is chaired by the Chief Information Officer (the “CIO”) and its members include the CISO.
BNY Mellon’s Technology Risk Committee is responsible for, among other things, overseeing and reviewing significant cybersecurity incidents. The Technology Risk Committee receives reports from management and has protocols for escalating certain issues and risks to the Senior Risk and Control Committee and the Risk Committee of the Board. The Technology Risk Committee is co-chaired by the Head of Technology Risk and Control and the Chief Technology Risk Officer, and the CISO is a member.

BNY Mellon’s CIO, CISO and Chief Technology Risk Officer each have extensive experience in assessing and managing risks from cybersecurity threats. BNY Mellon’s CISO joined BNY Mellon in 2022 and previously served as head of information security at a Fortune 500 biopharmaceutical company and an information technology company, as well as the Global Chief Technology Officer at a large cybersecurity company. BNY Mellon’s CIO has served in that position since 2017 and previously held roles as Chief Information Officer, Chief Technology Officer, and numerous other technology management positions at other large financial institutions. BNY Mellon’s Chief Technology Risk Officer joined BNY Mellon in 2021 and previously served as Global Head of Technology Risk Management, Chief Information Security Officer, Global Head of Cyber Risk and Operational Resilience and Chief Risk Officer for Technology and Operations at other large financial institutions.
The Operator, Diversified, is responsible for the oversight and overall management of the Underlying Properties. The Trust also relies on Diversified's Enterprise Risk Management ("ERM") framework for cybersecurity risk management and strategy relating to the operation of the Underlying Properties. Key aspects of Diversified's cybersecurity risk management, strategy and governance are summarized below. As of December 31, 2023, cybersecurity risks have not materially affected the business of the Underlying Properties or the Trust's results of operations or financial condition.
Cybersecurity is a component of Diversified's ERM Program. The ERM program entails risk identification, assessment, prioritization, monitoring and mitigation processes, which are continually evaluated and enhanced. The risk assessment process takes into account broader risks such as strategic, operational and regulatory and financial implications. Additionally, the ERM program risk assessment is discussed with members of Diversified's Senior Leadership Team and its Audit & Risk Committee, which includes members of Diversified's Board of Directors.

In addition to Diversified's ERM Program, Diversified's governing policies and procedures create a structured approach to managing cybersecurity risk. Diversified's network is designed using a Zero Trust Approach ("ZTA") and is segmented to include several layers of security, including least privilege access, conditional access policies, and multi-factor authentication ("MFA"). The ZTA encompasses identity, endpoints, infrastructure, data, and applications for enhanced visibility, intelligence and automation for Diversified's security team. Diversified network environment is completely cloud based and is therefore continuously tested from both trusted and untrusted sources - both external and internal to its networks, rather than relying on a one-time penetration testing approach. Additionally, Diversified's employees are subject to annual cybersecurity training and e-learning sessions as employees are viewed as the first line of defense against cybersecurity attacks.
Diversified engages with key technology partners and suppliers to ensure potentially vulnerable systems are identified and secured, including continuous incident monitoring, regular threat testing, and control and protection of confidential information. Third-party providers are subject to an assessment every 90 days, based on various criteria, such as whether the third-party provider has access to Diversified's network, data and information systems. Third-party providers that have access are required to use MFA and their system and organization controls reports are obtained and reviewed annually.
A dedicated Cybersecurity Council is responsible for Diversified's cybersecurity risk management and strategy. The Cybersecurity Council includes certain members of Diversified's Senior Leadership Team, including the Chief Operating Officer, Chief Financial Officer, Chief Information Officer and General Counsel. This Council meets at least once a quarter to discuss cybersecurity issues, risks and strategies. The Cybersecurity Council briefs Diversified's Board of Directors at least quarterly, on all security initiatives, including assessing risks, incidents and any remediation taken. Additionally, the Council is briefed on efforts to improve Diversified's network security systems and enhanced employee trainings. The membership of this council is adequately trained and educated to provide proper governance, risk management and control of the cybersecurity program utilizing the National Institute of Standards and Technology framework.
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

PART II
ITEM 5.     Market for Units of the Trust, Related Unitholder Matters and Trust Purchases of Units

Common Units Representing Beneficial Interests
As of March 28, 2024, 46,750,000 common units representing beneficial interests in the Trust were outstanding and were held by 16 certified unitholders of record.
The Trust's common units began trading on March 2, 2020 under the symbol "CHKR" on the OTC Pink. Previously the Trust's common units were listed and traded on the New York Stock Exchange. Over-the-counter market quotations may reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.
The Trust is required to make quarterly cash distributions of substantially all of its quarterly cash receipts, after deducting the Trust's administrative expenses and any cash reserves, on or about 60 days following the completion of each quarter through (and including) the quarter ending June 30, 2031. Quarterly distributions to Trust unitholders will generally include royalty income attributable to sales of oil, natural gas and NGL for three months, including the first two months of the quarter just ended and the last month of the prior quarter. The first quarterly distribution was made on December 28, 2011 to record unitholders as of December 15, 2011. During the year ended December 31, 2023, four distributions were paid. See Liquidity and Capital Resources below and Note 5 to the financial statements contained in Part II, Item 8 of this Annual Report for more information regarding the distributions.
Pursuant to the Trust Agreement, if at any time the Trust's cash on hand (including cash reserves) is not sufficient to pay the Trust's ordinary course expenses as they become due, the Operator will loan funds to the Trust necessary to pay such expenses. Any funds loaned by the Operator pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust's business, and may not be used to satisfy Trust indebtedness for borrowed money of the Trust. If the Operator loans funds pursuant to this commitment, unless the Operator agrees otherwise, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. As of December 31, 2023 and December 31, 2022, there were no loans outstanding.
Equity Compensation Plans
The Trust does not maintain any equity compensation plans or any other compensation arrangements under which Trust units or other equity securities of the Trust may be issued.
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
The Trust is required to make quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s administrative expenses, on or about 60 days following the completion of each calendar quarter through (and including) the quarter ending June 30, 2031. During the year ended December 31, 2023, four distributions were paid. See Liquidity and Capital Resources below and Note 5 to the financial statements contained in Part II, Item 8 of this Annual Report for more information regarding the distributions.
The amount of Trust revenues and cash distributions to Trust unitholders fluctuates from quarter to quarter depending on several factors, including:
•oil, natural gas and NGL prices received;
•volumes of oil, natural gas and NGL produced and sold;
•certain post-production expenses and any applicable taxes; and
•the Trust’s expenses.
Results of Trust Operations
Below is a discussion of changes in our results of operations for 2023 compared to 2022. A discussion of changes in our results of operations for 2022 compared to 2021 has been omitted from this Form 10-K, but may be found in Part II, Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations of our Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 24, 2023.
The quarterly payments to the Trust with respect to the Royalty Interests are based on the amount of proceeds actually received by the Operator during the preceding calendar quarter. Proceeds from production are typically received by the Operator approximately one month after the month of production. Due to the timing of the payment of production proceeds, quarterly distributions made by the Operator to the Trust generally include royalties attributable to sales of oil, natural gas and NGL for three months, comprised of the first two months of the quarter just ended and the last month of the quarter prior to that one. The Operator is required to make the Royalty Interest payments to the Trust within 35 days of the end of each calendar quarter. During the year ended December 31, 2023, the Trust received payments on the Royalty Interests representing royalties attributable to proceeds from sales of oil, natural gas and NGL for the period from September 1, 2022 through August 31, 2023. During the year ended December 31, 2022, the payments received by the Trust represented royalties attributable to proceeds from sales of oil, natural gas and NGL for the period from September 1, 2021 through August 31, 2022.
The Trust's revenues and distributable income available to unitholders have been adversely affected throughout 2023 by a decline in production and lower commodity prices. Due to natural declines, the Trust expects production to decline in the future and expects distributable income to be adversely affected.
During the years ended December 31, 2023 and 2022, the Trust recognized no impairments of the Royalty Interests.
Distributable Income.  The Trust's distributable income was $8.0 million for the year ended December 31, 2023, compared to $13.0 million for the year ended December 31, 2022.
The $5.0 million decrease from 2022 to 2023 was primarily due to a decrease in the average realized prices received from sales of oil, natural gas and NGL with a slight revenue decrease attributable to a decrease in total production volumes in the production period from September 1, 2022 to August 31, 2023 (the "2023 production period") as compared to the production period from September 1, 2021 to August 31, 2022 (the "2022 production period"). See Royalty Income below for information regarding average prices received and sales volumes.
On a per unit basis, cash distributions during the year ended December 31, 2023 and attributable to the 2023 production period were $0.1721 per common unit as compared to $0.2778 per common unit for the year ended December 31, 2022 and attributable to the 2022 production period. Distributable income for the production periods described above was calculated as follows:

	Years Ended December 31,
	2023	2022
	($ in thousands, except per unit data)
Revenues:
Royalty income(1)	$10,693	$15,842
Total revenues	10,693	15,842
Expenses:
Production taxes	(699)	(1,111)
Trust administrative expenses(2)	(1,551)	(1,272)
Total expenses	(2,250)	(2,383)
Cash withheld to increase cash reserves(3)	(395)	(471)
Distributable income available to unitholders	$8,048	$12,988

Distributable income per common unit (46,750,000 units)	$0.1721	$0.2778
 _____________________________________________________
(1)Net of certain post-production expenses.
(2)Includes the annual change in cash advance resulting in no change in administrative expenses in 2023 and an increase in administrative expenses totaling $50,000 in 2022.

(3)The Trustee may increase or decrease the targeted amount of the cash reserve at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders. Without limiting the foregoing, the Trustee reviewed the adequacy and sufficiency of the existing cash reserve in 2021 and determined to withhold funds otherwise available for distribution to the unitholders each quarter to increase existing cash reserves by a total of approximately $3,200,000 over a period of several quarters, commencing with the distribution to unitholders for the fourth quarter 2021 (payable in 2022). As of December 31, 2023, $1,660,828 has been so withheld to increase cash reserves. Cash held in reserve will be invested as required by the trust agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to unitholders, together with interest earned on the funds.
Royalty Income.  Royalty income to the Trust for the year ended December 31, 2023, and attributable to the 2023 production period, totaled $10.7 million based upon sales of production attributable to the Royalty Interests of 48 mbbls of oil, 1,400 mmcf of natural gas and 115 mbbls of NGL. Total production attributable to the Royalty Interests for the 2023 production period was 396 mboe. Average prices received for oil, natural gas and NGL production, including the impact of certain post-production expenses and excluding production taxes, during the 2023 production period were $74.63 per bbl of oil, $3.31 per mcf of natural gas and $21.70 per bbl of NGL, respectively.
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
The decrease in the average price received per boe in the 2023 production period compared to the 2022 production period resulted in a $4.3 million decrease in royalty income. The decrease in sales volumes resulted in a $0.9 million decrease in royalty income, for a net decrease in royalty income of $5.2 million.
Production Taxes.  Production taxes are calculated as a percentage of oil, natural gas and NGL revenues, net of any applicable tax credits. Production taxes for the year ended December 31, 2023, and attributable to the 2023 production period, totaled $0.7 million, or $1.77 per boe, or approximately 6.5% of royalty income, as compared to $1.1 million, or $2.65 per boe, or approximately 7.0% of royalty income for the year ended December 31, 2022, and attributable to the 2022 production period. The decrease in production taxes per boe from 2022 to 2023 was primarily due to decreased commodity prices.
Trust Administrative Expenses. Trust administrative expenses, including additional cash reserves, for the years ended December 31, 2023 and 2022 totaled $1.6 million and $1.3 million, respectively. Trust administrative expenses primarily consist of the administrative fees paid to the Trustee and the Administrative Servicer, and costs for accounting and legal services.
Liquidity and Capital Resources
The Trust’s principal sources of liquidity and capital are cash flows generated from the Royalty Interests. The Trust’s primary uses of cash are distributions to Trust unitholders, payments of production taxes, payments of Trust administrative expenses, including any reserves established by the Trustee for future liabilities, and repayment of loans and payments of expense reimbursements to the Operator for out-of-pocket expenses incurred on behalf of the Trust. Administrative expenses include payments to the Trustee and the Delaware Trustee as well as a quarterly fee of $50,000 to the Administrative Servicer pursuant to the Administrative Services Agreement. Each quarter, the Trustee determines the amount of funds available for distribution. Available funds are the excess cash, if any, received by the Trust from the sales of oil, natural gas and NGL production attributable to the Royalty Interests during the quarter, over the Trust’s expenses for the quarter and any cash reserve for the payment of liabilities of the Trust.
The Trust is required to make quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s administrative expenses, on or about 60 days following the completion of each calendar quarter through (and including) the quarter ending June 30, 2031. During the year ended December 31, 2023, four distributions were paid. The 2023 first quarter distribution of $0.0757 per common unit to common unitholders consisting of proceeds attributable to production from September 1, 2022 through November 30, 2022, was made on March 1, 2023 to record unitholders as of February 20, 2023. The 2023 second quarter distribution of $0.0487 per common unit, consisting of proceeds attributable to production from December 1, 2022 through February 28, 2023, was made on June 1, 2023 to record unitholders as of May 22, 2023. The 2023 third quarter distribution of $0.0178 per common unit, consisting of proceeds attributable to production from March 1, 2023 through May 31, 2023, was made on August 31, 2023 to record unitholders as of August 21, 2023. The 2023 fourth quarter distribution of $0.0336 per common unit, consisting of proceeds attributable to production from June 1, 2023 through August 31, 2023, was made on November 30, 2023 to record unitholders as of November 20, 2023.
The following is a summary of distributable income and distributable income per common unit by quarter for the years ended December 31, 2023 and 2022 (in thousands except per unit amounts):

2023	Q1	Q2	Q3	Q4	Total
Distributable income	$3,537	$2,274	$832	$1,405	$8,048
Distributable income per common unit	$0.0757	$0.0487	$0.0178	$0.0300	$0.1721

2022	Q1	Q2	Q3	Q4	Total
Distributable income	$3,120	$2,524	$3,968	$3,376	$12,988
Distributable income per common unit	$0.0667	$0.0540	$0.0849	$0.0722	$0.2778
On February 5, 2024, the Trust announced that a cash distribution of $0.0214 per common unit, consisting of proceeds attributable to production from September 1, 2023 to November 30, 2023, would be paid to common unitholders of record as of February 19, 2024 on February 29, 2024. Such payment was made in accordance with this announcement. See Note 6 to the financial statements contained in Part II, Item 8 of this Annual Report for additional information.
The Trustee may increase or decrease the targeted amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders. Without limiting the foregoing, the Trustee reviewed the adequacy and sufficiency of the existing cash reserve in 2021 and determined to withhold funds otherwise available for distribution to the unitholders each quarter to increase existing cash reserves by a total of approximately $3,200,000 over a period of several quarters, commencing with the distribution to unitholders for the fourth quarter 2021 (payable in 2022). As of December 31, 2023, $1,660,828 has been so withheld to increase cash reserves. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to unitholders, together with interest earned on the funds.
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
Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including cash reserves) is not sufficient to pay the Trust’s ordinary course expenses as they become due, the Operator will loan funds to the Trust necessary to pay such expenses. Any funds loaned by the Operator pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness for borrowed money of the Trust. If the Operator loans funds pursuant to this commitment, unless the Operator agrees otherwise, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. As of December 31, 2023 and December 31, 2022, there were no loans outstanding.

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
Credit Risk Associated With the Operator.  The Trust is highly dependent on the Operator for multiple services, including the operation of wells, remittance of net proceeds generated by the interests in specified oil and natural gas properties located within the AMI, and administrative services performed on behalf of the Trust. The Operator's ability to perform its obligations to the Trust will depend on its future results of operations, financial condition, liquidity and ability to comply with the financial covenants contained in its debt instruments, which in turn will depend upon the supply and demand for oil, natural gas and NGL, prevailing economic conditions and financial, business and other factors, many of which are beyond the Operator’s control. In the event of a bankruptcy of the Operator or its wholly-owned subsidiaries, the Operator could be unable to provide support to the Trust through loans and performance of its management duties.

ITEM 8.     Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Unitholders of Chesapeake Granite Wash Trust and The Bank of New York Mellon Trust Company, N.A., as Trustee

Opinion on the Financial Statements

We have audited the accompanying statements of assets and trust corpus (modified cash basis) of Chesapeake Granite Wash Trust (the “Trust”) as of December 31, 2023 and 2022, and the related statements of distributable income and of changes in trust corpus for the years then ended, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the assets and trust corpus of the Trust as of December 31, 2023 and 2022, and its distributable income and its changes in trust corpus for the years then ended in conformity with the modified cash basis of accounting described in Note 2.

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

Critical Audit Matter

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

The Impact of Proved Oil, Natural Gas and NGL Reserves on Net Investment in Royalty Interests

As described in Note 2 to the financial statements, the Trust’s investment in royalty interests is amortized as a single cost center on a units-of-production basis over total proved reserves. Such amortization does not reduce distributable income, but rather it is charged directly to Trust corpus. Revisions to estimated future units-of-production are treated on a prospective basis beginning on the date such revisions are known. Management evaluates the carrying value of the investment in royalty interests under the full cost accounting method on a quarterly basis. This quarterly review is referred to as a ceiling test. Under the ceiling test, the carrying value of the investment in royalty interests may not exceed an amount equal to the sum of the present value (using a 10% discount rate) of the estimated future net revenues from proved reserves. The Trust’s net investment in royalty interests balance was $7.5 million as of December 31, 2023, and amortization of investment in royalty interests for the year ended December 31, 2023 was $742 thousand. As disclosed by management, proved reserve quantities attributable to the royalty interests are calculated by multiplying the gross reserves for each property attributable to the operator's interest by the net revenue interest assigned to the Trust in each property. Management applies significant judgment in developing the estimates of reserve volumes including estimates of oil, natural gas and NGL reserves and their values, future production rates, and commodity pricing differentials. The estimates of proved oil and natural gas reserves have been developed by specialists, specifically petroleum engineers.

The principal considerations for our determination that performing procedures relating to the impact of proved oil, natural gas and NGL reserves on the net investment in royalty interests is a critical audit matter are (i) the significant judgment by management, including the use of specialists, when developing the estimates of proved oil, natural gas and NGL reserves, (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the data, methods, and assumptions used by management and its specialists in developing the estimates of proved oil, natural gas and NGL reserves and management’s assumptions applied to the data used in the ceiling test related to the commodity pricing differentials.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. The work of management’s specialists was used in performing procedures to evaluate the reasonableness of the proved oil, natural gas and NGL reserves. As a basis for using this work, the specialists’ qualifications were understood and the Trust’s relationship with the specialists was assessed. The procedures performed also included evaluating the methods and assumptions used by the specialists, testing of the data used by the specialists, and evaluating the specialists’ findings. The procedures performed also included, among others, i) testing the completeness and accuracy of the data related to commodity pricing differentials used in the ceiling test and ii) evaluating whether the assumptions applied to the data were reasonable considering the past performance of the Trust.

/s/PricewaterhouseCoopers LLP
Birmingham, Alabama
April 1, 2024

We have served as the Trust’s auditor since 2022.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Trustee and Unitholders
Chesapeake Granite Wash Trust

Opinion on the financial statements
We have audited the accompanying statements of distributable income and changes in trust corpus of Chesapeake Granite Wash Trust (the "Trust") for the year ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, its distributable income and its changes in trust corpus for the year ended December 31, 2021, in conformity with the modified cash basis of accounting described in Note 2 to the financial statements.

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

Oklahoma City, Oklahoma
April 1, 2024

CHESAPEAKE GRANITE WASH TRUST
STATEMENTS OF ASSETS AND TRUST CORPUS

	December 31,
	2023	2022
	($ in thousands)
ASSETS:
Cash and cash equivalents	$2,688	$2,564

Investment in royalty interests	487,793	487,793
Less: accumulated amortization	(480,277)	(479,535)
Net investment in royalty interests	7,516	8,258

Total assets	$10,204	$10,822
TRUST CORPUS:
Trust corpus; 46,750,000 common units issued and outstanding	10,204	10,822
Total Trust corpus	$10,204	$10,822

The accompanying notes are an integral part of these financial statements.

CHESAPEAKE GRANITE WASH TRUST
STATEMENTS OF DISTRIBUTABLE INCOME

	Years Ended December 31,
	2023	2022	2021
	($ in thousands, except per unit data)
REVENUES:
Royalty income	$10,693	$15,842	$8,697
Total revenues	10,693	15,842	8,697
EXPENSES:
Production taxes	(699)	(1,111)	(590)
Trust administrative expenses	(1,551)	(1,272)	(1,370)
Total expenses	(2,250)	(2,383)	(1,960)
Cash reserves withheld	(395)	(471)	(197)
Distributable income available to unitholders	$8,048	$12,988	$6,540

Distributable income per common unit (46,750,000 units)	$0.1721	$0.2778	$0.1399

CHESAPEAKE GRANITE WASH TRUST
STATEMENTS OF CHANGES IN TRUST CORPUS

	Years Ended December 31,
	2023	2022	2021
	($ in thousands)
TRUST CORPUS: Beginning of period	$10,822	$11,240	$13,147
Cash reserve surplus	294	471	355
Amortization of investment in royalty interests	(742)	(889)	(1,425)
Impairment of investment in royalty interests	—	—	(837)
Distributable income available to unitholders	8,048	12,988	6,540
Distributions paid to unitholders(1)	(8,218)	(12,988)	(6,540)
TRUST CORPUS: End of period	$10,204	$10,822	$11,240
(1)See Note 5 - Distributions to Unitholders.

The accompanying notes are an integral part of these financial statements.

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS

1.Organization of the Trust
Chesapeake Granite Wash Trust (the “Trust”) is a statutory trust formed in June 2011 under the Delaware Statutory Trust Act pursuant to an initial trust agreement by and among Chesapeake Energy Corporation ("Chesapeake"), as Trustor, The Bank of New York Mellon Trust Company, N.A, as Trustee (the “Trustee”), and The Corporation Trust Company, as Delaware Trustee (the “Delaware Trustee”).
The Trust was created to own royalty interests in the Producing Wells and Development Wells (as defined herein) (the “Royalty Interests”) for the benefit of Trust unitholders pursuant to a trust agreement dated as of June 29, 2011, and subsequently amended and restated as of November 16, 2011 by and among Tapstone Energy, LLC ("Tapstone") (as successor to Chesapeake and Chesapeake Exploration, L.L.C., a wholly owned subsidiary of Chesapeake), the Trustee and the Delaware Trustee (the “Trust Agreement”). The Royalty Interests are derived from Chesapeake’s interests in the Underlying Properties, all of which are located within an area of mutual interest (the "AMI") in the Colony Granite Wash play in Washita County in the Anadarko Basin of western Oklahoma. Chesapeake conveyed the Royalty Interests to the Trust from (a) Chesapeake’s interests in the Producing Wells and (b) Chesapeake’s interests in the Development Wells that have since been drilled on properties held by Chesapeake within the AMI. Pursuant to a development agreement with the Trust, Chesapeake was obligated to drill, cause to be drilled or participate as a non-operator in the drilling of the 118 Development Wells by June 30, 2016. Additionally, based on Chesapeake’s assessment of the ability of a Development Well to produce in paying quantities, Chesapeake was obligated to either complete and tie into production or plug and abandon each Development Well. The Operator retained an interest in each of the Producing Wells and Development Wells, and Diversified Energy Company PLC ("Diversified"), and its subsidiaries, currently operates approximately 96% of the Producing Wells and the completed Development Wells. As of June 30, 2016, Chesapeake had fulfilled its drilling obligation under the development agreement.
The business and affairs of the Trust are managed by the Trustee. The Trust Agreement limits the Trust’s business activities generally to owning the Royalty Interests and any activity reasonably related to such ownership, including activities required or permitted by the terms of the conveyances related to the Royalty Interests. The Royalty Interests in the Producing Wells entitle the Trust to receive 90% of the proceeds (exclusive of any production or development costs but after deducting certain post-production expenses and any applicable taxes) from the sales of oil, natural gas and natural gas liquids ("NGL") production attributable to the Operator’s net revenue interest in the Producing Wells. The Royalty Interests in the Development Wells entitle the Trust to receive 50% of the proceeds (exclusive of any production or development costs but after deducting certain post-production expenses and any applicable taxes) from the sales of oil, natural gas and NGL production attributable to the Operator’s net revenue interest in the Development Wells.
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
On December 11, 2020, Tapstone acquired 23,750,000 common units and the Underlying Properties of the Trust from Chesapeake in a 363 transaction under the Bankruptcy Code. All of Chesapeake’s responsibilities and obligations regarding the Trust transferred to Tapstone in connection with the acquisition, pursuant to the Assignment Agreement. As such, duties previously performed by Chesapeake with respect to the Trust were performed by Tapstone and all agreements between Chesapeake and the Trust transferred from Chesapeake to Tapstone.
On October 6, 2021, Tapstone Energy Holdings, LLC, the parent of Tapstone, ("Tapstone Holdings"), entered into an Agreement and Plan of Merger (the "Merger Agreement") with Diversified, the parent of Diversified Production LLC ("Diversified Production"), and certain of its affiliates, including Diversified Production. Upon the terms and subject to the conditions set forth in the Merger Agreement, a wholly owned subsidiary of Diversified merged with and into Tapstone Holdings with Tapstone Holdings as the surviving entity, resulting in Tapstone

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS – (Continued)
Holdings and Tapstone becoming wholly owned subsidiaries of Diversified. The terms and conditions of the Merger Agreement were fulfilled on December 7, 2021, and Tapstone Holdings became a wholly owned subsidiary of Diversified (the "Merger").
Tapstone’s right, title and interest in and to, and all of its duties and obligations under all documents related to the Trust (including the Amended and Restated Trust Agreement (dated as of November 16, 2011), the Administrative Services Agreement (dated as of November 16, 2011) and the related royalty interest conveyances) remained unchanged as a result of the Merger, although there have been certain changes in the management of the Underlying Properties. However, as a result of the Merger, Diversified may be deemed the beneficial owner of the 23,750,000 common units of the Trust, representing the entire 50.8% beneficial ownership interest in the Trust held by Tapstone immediately prior to the effective time of the Merger. Following consummation of the Merger, duties previously performed by Tapstone and its subsidiaries with respect to the Trust are now performed by Diversified. On September 22, 2023, the 23,750,000 common units were assigned to DP Bluegrass LLC, another indirect, wholly-owned subsidiary of Diversified Production.
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
•the holders of a majority of the Trust units and a majority of the common units (excluding common units owned by Diversified and its affiliates), in each case voting in person or by proxy at a meeting of such holders at which a quorum is present, vote in favor of dissolution; except that at any time that Diversified and its affiliates collectively own less than 10% of the outstanding Trust units, the standard for approval will be a majority of the Trust units, including units owned by Diversified and its affiliates voting in person or by proxy at a meeting of such holders at which a quorum is present; notwithstanding the foregoing, there are conflicting interpretations that the Trust Agreement requires the exclusion of the common units owned by Diversified and its affiliates in a vote following Tapstone's acquisition of the Underlying Properties from Chesapeake even if Diversified and its affiliates own over 10% of the outstanding Trust units; or
•the Trust is judicially dissolved.
In the case of any of the foregoing, the Trustee would sell all of the Trust's assets, either by private sale or public auction, and distribute the net proceeds of the sale to the Trust unitholders after payment, or reasonable provision for payment, of all Trust liabilities.
2.Accounting Policies
Basis of Accounting. Financial statements of the Trust differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") as the Trust records revenues when received and expenses when paid and may also establish certain cash reserves for contingencies which would not be accrued in financial statements prepared in accordance with GAAP. This non-GAAP comprehensive basis of accounting corresponds to the accounting principles permitted for royalty trusts by the United States Securities and Exchange Commission ("SEC") as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.
Most accounting pronouncements apply to entities whose financial statements are prepared in accordance with GAAP, directing such entities to accrue or defer revenues and expenses in a period other than when such revenues were received or expenses were paid. Because the Trust’s financial statements are prepared on the

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS – (Continued)
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
On a quarterly basis, the Trust evaluates the carrying value of the Investment in Royalty Interests under the full cost accounting rules of the SEC. This quarterly review is referred to as a ceiling test. Under the ceiling test, the carrying value of the Investment in Royalty Interests may not exceed an amount equal to the sum of the present value (using a 10% discount rate) of the estimated future net revenues from proved reserves. During the years ended December 31, 2023 and 2022, the Trust did not recognized any impairment of the Royalty Interests. Due to the decrease in commodity prices in 2021, the present value of the estimated future net revenues from proved reserves fell below the carrying value of the Investment in Royalty Interest, resulting in an impairment recognized of $0.8 million during the year ended December 31, 2021.
Loan Commitment.  Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including available cash reserves) is not sufficient to pay the Trust’s ordinary course expenses as they become due, the Operator will loan funds to the Trust necessary to pay such expenses. Such loans will be recorded as a liability on the Statements of Assets, Liabilities and Trust Corpus until repaid. A loan neither increases nor decreases distributions to unitholders; however, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount and unless the Operator agrees otherwise) until the loan is repaid. There were no loans outstanding as of December 31, 2023 and December 31, 2022.
Revenues and Expenses. Neither the Trust nor the Trustee is responsible for, or has any control over, any operating or capital costs of the Underlying Properties. The Trust’s revenues with respect to the Royalty Interests in the Underlying Properties are net of existing royalties and overriding royalties associated with the Operator's interests and are determined after deducting certain post-production expenses and any applicable taxes associated

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS – (Continued)
with the Royalty Interests. Post-production expenses generally consist of costs incurred to gather, store, compress, transport, process, treat, dehydrate and market the oil, natural gas and NGL produced. However, the Trust is not responsible for costs of marketing services provided by the Operator or affiliates of the Operator. Cash distributions to unitholders will be reduced by the Trust’s general and administrative expenses.
Trust administrative expenses for the years ended December 31, 2023 and 2022 generally includes administrative expenses related to invoices paid between the periods of November 1, 2022 to October 31, 2023 and November 1, 2021 to October 31, 2022, respectively. Trust administrative expenses also includes a change in cash advance that estimates three months of subsequent Trust administration expense payments each quarter.
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
4.Related Party Transactions
Trustee Administrative Fee.  Under the terms of the Trust Agreement, the Trust pays an annual administrative fee of $175,000 to the Trustee, paid in equal quarterly installments. The administrative fee may be adjusted for inflation by no more than 3% in any calendar year beginning in 2015. The Trustee's annual administrative fees were adjusted upward by 1.4% in 2021, 3.0% in 2022 and 3.0% in 2023 to the current amount of $204,574.
Agreements with the Administrative Servicer.  In connection with the initial public offering and the conveyance of the Royalty Interests to the Trust, the Trust entered into an administrative services agreement, a development agreement and a Registration Rights Agreement with the Administrative Servicer.
Pursuant to the Administrative Services Agreement, the Administrative Servicer provides the Trust with certain accounting, tax preparation, bookkeeping and information services related to the Royalty Interests and the Registration Rights Agreement. In return for the services provided by the Administrative Servicer under the Administrative Services Agreement, the Trust pays the Administrative Servicer, in equal quarterly installments, an annual fee of $200,000, which will remain fixed for the life of the Trust. The Administrative Servicer is also entitled to receive reimbursement for its actual out-of-pocket fees, costs and expenses incurred in connection with the provision of any of the services under the agreement. The Administrative Servicer was paid approximately $397,000, $340,000 and $212,000 in fees and reimbursements in 2023, 2022 and 2021, respectively. Variances in fees and reimbursements paid is primarily due to the timing of payments.
The Administrative Services Agreement will terminate upon the earliest to occur of (a) the date the Trust shall have dissolved and wound up its business and affairs in accordance with the Trust Agreement, (b) the date that all of the Royalty Interests have been terminated or are no longer held by the Trust, (c) with respect to services to be provided to any Underlying Properties being transferred by the Operator, the date that either the Administrative Servicer or the Trustee may designate by delivering 90-days prior written notice, provided that the transferee of such Underlying Properties assumes responsibility to perform the services in place of the Administrative Servicer or (d) a date mutually agreed upon by the Administrative Servicer and the Trustee.
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

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS – (Continued)
Loan Commitment. Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including available cash reserves, if any) is insufficient to pay the Trust’s ordinary course expenses as they become due, the Operator will loan funds to the Trust necessary to pay such expenses. Any funds loaned by the Operator pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness for borrowed money of the Trust. If the Operator loans funds pursuant to this commitment, unless the Operator agrees otherwise, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. There were no loans outstanding as of December 31, 2023 or December 31, 2022.
5.Distributions to Unitholders
The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s expenses, approximately 60 days following the completion of each quarter through (and including) the quarter ending June 30, 2031.
For the years ended December 31, 2023, 2022 and 2021 the Trust declared and paid the following cash distributions:

Production Period	Distribution Date	Cash Distribution per Common Unit
June 2023 – August 2023	November 30, 2023	$0.0336
March 2023 - May 2023	August 31, 2023	$0.0178
December 2022 - February 2023	June 1, 2023	$0.0487
September 2022 - November 2022	March 1, 2023	$0.0757

June 2022 – August 2022	December 1, 2022	$0.0722
March 2022 - May 2022	August 29, 2022	$0.0849
December 2021 - February 2022	May 31, 2022	$0.0540
September 2021 - November 2021	March 3, 2022	$0.0667

June 2021 – August 2021	November 29, 2021	$0.0496
March 2021 - May 2021	August 30, 2021	$0.0373
December 2020 - February 2021	June 1, 2021	$0.0467
September 2020 - November 2020	March 1, 2021	$0.0063

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS – (Continued)
6. Subsequent Events
Subsequent Distribution. The Trust's quarterly income available for distribution was $0.0214 per common unit for the production period from September 1, 2023 to November 30, 2023 (net of administrative expenses incurred between November 1, 2023 to January 31, 2024). On February 5, 2024, the Trust declared a cash distribution of $0.0214 per common unit attributable to such production period. The distribution was paid on February 29, 2024 to record unitholders as of February 19, 2024. All Trust unitholders share on a pro rata basis in the Trust's distributable income.

CHESAPEAKE GRANITE WASH TRUST
SUPPLEMENTARY INFORMATION

Quarterly Financial Data (unaudited)
The following is a summary of royalty income and distributable income by quarter for 2023 and 2022:

	Year Ended December 31, 2023
	Q1	Q2	Q3	Q4	2023
	($ in thousands, except per unit data)
Royalty income	$3,969	$2,915	$1,878	$1,931	$10,693
Distributable income	$3,537	$2,274	$832	$1,405	$8,048
Distributable income per common unit	$0.0757	$0.0487	$0.0178	$0.0300	$0.1721

	Year Ended December 31, 2022
	Q1	Q2	Q3	Q4	2022
	($ in thousands, except per unit data)
Royalty income	$3,693	$3,233	$4,429	$4,487	$15,842
Distributable income	$3,120	$2,524	$3,968	$3,376	$12,988
Distributable income per common unit	$0.0667	$0.0540	$0.0849	$0.0722	$0.2778

Supplemental Disclosures About Oil, Natural Gas and NGL Producing Activities (unaudited)
Net Capitalized Costs. Capitalized costs related to the Trust's oil, natural gas and NGL producing activities are summarized as follows:

	December 31,
	2023	2022
	($ in thousands)
Oil and natural gas properties:
Proved	$487,793	$487,793
Unproved	—	—
Total	487,793	487,793
Less accumulated amortization	(480,277)	(479,535)
Net capitalized costs	$7,516	$8,258
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

CHESAPEAKE GRANITE WASH TRUST
SUPPLEMENTARY INFORMATION – (Continued)
Results of Operations from Oil, Natural Gas and NGL Producing Activities. The Operator's results of operations from oil, natural gas and NGL producing activities for the Trust's interest are presented below for the years ended December 31, 2023, 2022 and 2021. The following table includes revenues and expenses associated directly with the Trust's oil and natural gas producing activities. Production expenses and production taxes are deducted by the Operator prior to remittance of royalty income to the Trust. The following calculation does not include any interest income or general and administrative costs and, therefore, is not necessarily indicative of distributable income:

	Years Ended December 31,
	2023	2022	2021
	($ in thousands)
Sales of oil, natural gas and NGL	$10,693	$15,842	$8,697
Production taxes	(699)	(1,111)	(590)
Amortization of investment in royalty interests	(742)	(889)	(1,425)
Impairment of investment in royalty interests	—	—	(837)
Results of operations from oil, natural gas and NGL producing activities	$9,252	$13,842	$5,845
Estimated Oil, Natural Gas and NGL Reserve Quantities. The Trust's independent petroleum engineering firm, NSAI, estimated all of the proved reserves as of December 31, 2023 for the Royalty Interests. The qualifications of the technical person at NSAI primarily responsible for overseeing the firm's preparation of the Trust's reserve estimates are set forth below.
•over 30 years of practical experience in the estimation and evaluation of reserves;
•licensed professional engineer in the State of Texas; and
•Bachelor of Science in Mechanical Engineering, Bachelor of Science in Geology and Master of Science in Geology.
Proved oil, natural gas and NGL reserves are those quantities of oil, natural gas and NGL which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible – from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations – prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. Existing economic conditions include prices and costs at which economic productibility from a reservoir is to be determined. Based on reserve reporting rules, the price is calculated using the average price during the 12-month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within the period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions. A project to extract hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time. The area of the reservoir considered as proved includes: (i) the area identified by drilling and limited by fluid contacts, if any, and (ii) adjacent undrilled portions of the reservoir that can, with reasonable certainty, be judged to be continuous with it and to contain economically producible oil or natural gas on the basis of available geoscience and engineering data. In the absence of data on fluid contacts, proved quantities in a reservoir are limited by the lowest known hydrocarbons as seen in a well penetration unless geoscience, engineering or performance data and reliable technology establish a lower contact with reasonable certainty. Where direct observation from well penetrations has defined a highest known oil elevation and the potential exists for an associated natural gas cap, proved oil reserves may be assigned in the structurally higher portions of the reservoir only if geoscience, engineering or performance data and reliable technology establish the higher contact with reasonable certainty. Reserves which can be produced economically through application of improved recovery techniques (including, but not limited to, fluid injection) are included in the proved classification when: (i) successful testing by a pilot project in an area of the reservoir with properties no more favorable than in the reservoir as a whole, the operation of an installed program in the reservoir or an analogous reservoir, or other evidence using reliable technology establishes the reasonable certainty of the engineering analysis on which the project or program was based; and (ii) the project has been approved for development by all necessary parties and entities, including governmental entities.

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
Presented below is a summary of changes in estimated reserves of the Royalty Interests for 2023, 2022 and 2021.

	December 31, 2023
	Oil	Natural Gas	NGL	Total
	(mbbl)	(mmcf)	(mbbl)	(mboe)
Proved reserves, beginning of period	367	13,165	1,286	3,846
Revisions of previous estimates, price(1)	(4)	(164)	(14)	(45)
Revisions of previous estimates, other(2)	104	1,434	(155)	188
Production	(48)	(1,400)	(116)	(396)
Proved reserves, end of period	419	13,035	1,001	3,593

Proved developed reserves:
Beginning of period	367	13,165	1,286	3,846
End of period	419	13,035	1,001	3,593

Proved undeveloped reserves:
Beginning of period	—	—	—	—
End of period	—	—	—	—

	December 31, 2022
	Oil	Natural Gas	NGL	Total
	(mbbl)	(mmcf)	(mbbl)	(mboe)
Proved reserves, beginning of period	385	12,756	1,356	3,867
Revisions of previous estimates, price(3)	16	441	42	131
Revisions of previous estimates, other(4)	19	1,286	4	236
Production	(53)	(1,318)	(116)	(388)
Proved reserves, end of period	367	13,165	1,286	3,846

Proved developed reserves:
Beginning of period	385	12,756	1,356	3,867
End of period	367	13,165	1,286	3,846

Proved undeveloped reserves:
Beginning of period	—	—	—	—
End of period	—	—	—	—

CHESAPEAKE GRANITE WASH TRUST
SUPPLEMENTARY INFORMATION – (Continued)

	December 31, 2021
	Oil	Natural Gas	NGL	Total
	(mbbl)	(mmcf)	(mbbl)	(mboe)
Proved reserves, beginning of period	274	9,390	897	2,736
Revisions of previous estimates, price(5)	125	4,543	434	1,316
Revisions of previous estimates, other(6)	40	105	188	246
Production	(54)	(1,282)	(163)	(431)
Proved reserves, end of period	385	12,756	1,356	3,867

Proved developed reserves:
Beginning of period	274	9,390	897	2,736
End of period	385	12,756	1,356	3,867

Proved undeveloped reserves:
Beginning of period	—	—	—	—
End of period	—	—	—	—

___________________________________________________
(1)During 2023, the Trust recorded downward reserve revisions of 45 mboe to the December 31, 2022 estimates of reserves resulting from changes in oil and natural gas prices. Before basis differential adjustments, oil and natural gas prices used in estimating proved reserves decreased as of December 31, 2023 compared to December 31, 2022 using the trailing 12-month average prices required by the SEC. Oil prices decreased by $15.93 per bbl, or 17%, to $78.21 per bbl from $94.14 per bbl. Natural gas prices decreased $3.72 per mcf, or 58%, to $2.64 per mcf from $6.36 per mcf.
(2)During 2023, the Trust recorded upward reserve revisions of 188 mboe to the December 31, 2022 estimates of reserves resulting from changes to previous estimates. These non-price related revisions were primarily attributable to a positive production forecast revision.
(3)During 2022, the Trust recorded upward reserve revisions of 131 mboe to the December 31, 2021 estimates of reserves resulting from changes in oil and natural gas prices. Before basis differential adjustments, oil and natural gas prices used in estimating proved reserves increased as of December 31, 2022 compared to December 31, 2021 using the trailing 12-month average prices required by the SEC. Oil prices increased by $27.59 per bbl, or 41%, to $94.14 per bbl from $66.55 per bbl. Natural gas prices increased $2.76 per mcf, or 77%, to $6.36 per mcf from $3.60 per mcf.
(4)During 2022, the Trust recorded upward reserve revisions of 236 mboe to the December 31, 2021 estimates of reserves resulting from changes to previous estimates. These non-price related revisions were primarily attributable to a positive production forecast revision.
(5)During 2021, the Trust recorded upward reserve revisions of 1,316 mboe to the December 31, 2020 estimates of reserves resulting from changes in oil and natural gas prices. Before basis differential adjustments, oil and natural gas prices used in estimating proved reserves decreased as of December 31, 2021 compared to December 31, 2020 using the trailing 12-month average prices required by the SEC. Oil prices increased by $26.98 per bbl, or 68%, to $66.55 per bbl from $39.57 per bbl. Natural gas prices increased $1.62 per mcf, or 82%, to $3.60 per mcf from $1.98 per mcf.
(6)During 2021, the Trust recorded upward reserve revisions of 246 mboe to the December 31, 2020 estimates of reserves resulting from changes to previous estimates. These non-price related revisions were primarily attributable to a positive production forecast revision.

CHESAPEAKE GRANITE WASH TRUST
SUPPLEMENTARY INFORMATION – (Continued)
Standardized Measure of Discounted Future Net Cash Flows. Financial Accounting Standards Board ("FASB") Accounting Standards Topic 932, Extractive Activities - Oil & Gas, prescribes guidelines for computing a standardized measure of future net cash flows and changes therein relating to estimated proved reserves. The Operator has advised the Trustee that the Operator followed these guidelines, which are briefly discussed below.
Future cash inflows and future production costs as of December 31, 2023, 2022 and 2021 were determined by applying the trailing average of the first-day-of-the-month prices for the 12 months of the year and year-end costs to the estimated quantities of oil, natural gas and NGL to be produced. Actual future prices and costs may be materially higher or lower than the trailing 12-month average prices and year-end costs used. For each year, estimates are made of quantities of proved reserves and the future periods during which they are expected to be produced based on continuation of the economic conditions applied for that year. The resulting future net cash flows are reduced to present value amounts by applying a 10% annual discount factor.
The assumptions used to compute the standardized measure are those prescribed by FASB and, as such, do not necessarily reflect the expectations of actual revenue to be derived from those reserves nor their present worth. The limitations inherent in the reserve quantity estimation process, as discussed previously, are equally applicable to the standardized measure computation since these estimates reflect the valuation process.
The following summary sets forth the future net cash flows relating to proved oil, natural gas and NGL reserves based on the standardized measure:

	Years Ended December 31,
	2023		2022		2021
	($ in thousands)
Future cash inflows	$74,471	(1)	$135,524	(2)	$81,328	(3)
Future production costs(4)	(3,351)		(9,615)		(5,684)
Future development costs(5)	—		—		—
Future income tax provisions(6)	—		—		—
Future net cash flows	71,120		125,909		75,644
Less effect of a 10% discount factor	(36,039)		(59,261)		(34,100)
Standardized measure of discounted future net cash flows	$35,081		$66,648		$41,544
___________________________________________________
(1)Calculated using prices of $2.64 per mcf of natural gas and $78.21 per bbl of oil, before field differentials. Including the effect of price differential adjustments, the prices used in computing the reserves attributable to the Royalty Interests as of December 31, 2023 were $1.68 per mcf of natural gas, $74.57 per barrel of oil and $21.35 per barrel of NGL.
(2)Calculated using prices of $6.36 per mcf of natural gas and $94.14 per bbl of oil, before field differentials. Including the effect of price differential adjustments, the prices used in computing the reserves attributable to the Royalty Interests as of December 31, 2022 were $4.45 per mcf of natural gas, $92.25 per barrel of oil and $33.58 per barrel of NGL.
(3)Calculated using prices of $3.60 per mcf of natural gas and $66.55 per bbl of oil, before field differentials. Including the effect of price differential adjustments, the prices used in computing the reserves attributable to the Royalty Interests as of December 31, 2021 were $1.77 per mcf of natural gas, $62.68 per barrel of oil and $25.56 per barrel of NGL.
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

CHESAPEAKE GRANITE WASH TRUST
SUPPLEMENTARY INFORMATION – (Continued)
Changes in Standardized Measure of Discounted Future Net Cash Flows. The following schedule reconciles the changes for the years ended December 31, 2023, 2022 and 2021 in the standardized measure of discounted future net cash flows relating to proved reserves:

	Years Ended December 31,
	2023	2022	2021
	($ in thousands)
Standardized measure, beginning of period	$66,648	$41,544	$11,411
Sales of oil and gas produced, net of production costs	(9,994)	(14,080)	(11,085)
Net changes in prices and production costs	(25,458)	31,879	24,362
Revision of previous quantity estimates	121	3,523	15,777
Accretion of discount	6,665	3,686	1,023
Production timing and other	(2,901)	96	56
Standardized measure, end of period	$35,081	$66,648	$41,544

ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As previously reported in the Trust’s Current Report on Form 8-K filed on December 15, 2022, on December 9, 2022, the Trust dismissed Grant Thornton LLP (“GT”) (PCAOB ID 248) as its independent registered public accounting firm. Following the dismissal of GT, the Trust engaged PricewaterhouseCoopers LLP (“PwC”) (PCAOB ID 238) as its new independent registered public accounting firm effective December 15, 2022. For more information, please refer to the Trust’s Current Report on Form 8-K filed on December 15, 2022.
ITEM 9A.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
The Trust’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are designed to ensure that the information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Trust is accumulated and communicated by the Operator to the Trustee, as the Trustee of the Trust, and the Trustee's employees who participate in the preparation of the Trust’s periodic reports as appropriate to allow timely decisions regarding required disclosure.
Due to the nature of the Trust as a passive entity and in light of the contractual arrangements pursuant to which the Trust was created, including the provisions of (a) the Trust Agreement, (b) the Administrative Services Agreement, (c) the development agreement and (d) the conveyances granting the Royalty Interests, the Trust’s disclosure controls and procedures necessarily rely on (i) information provided by the Operator, including information relating to results of operations, the costs and revenues attributable to the Trust’s interests under the conveyance and other operating and historical data, plans for future operating and capital expenditures, reserve information, information relating to projected production, and other information relating to the status and results of operations of the Underlying Properties and the Royalty Interests, and (ii) conclusions and reports regarding reserves by the Trust’s independent reserve engineers. Although the Trustee does rely on the Operator to perform certain functions and to provide certain information that impact the Trust’s financial statements, the Trustee remains responsible for evaluating, as appropriate, the Trust’s disclosure controls and procedures as well as its internal control over financial reporting.
The Trustee has evaluated the effectiveness of the Trust's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this Annual Report. Based on this evaluation, as of December 31, 2023, the Trustee has concluded that the Trust's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.
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
As of December 31, 2023, the Trustee assessed the effectiveness of the Trust's internal control over financial reporting based on the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2023 based on those criteria.

Changes in Internal Control over Financial Reporting.
There were no changes in internal controls over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.
ITEM 9B.     Other Information
(a)    None.
(b)    The Trust does not have any directors (as defined in Section 3(a)(7) of the Exchange Act) or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) and, as a result, no such persons adopted, terminated or modified any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16 of the Exchange Act does not apply to the Trust or its unitholders because the units are not registered with the SEC under Section 12 of the Exchange Act.

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
ITEM 11.     Executive Compensation
During the years ended December 31, 2023, 2022 and 2021, the Trustee received an administrative fee of $204,574, $198,616 and $192,831 from the Trust, respectively. The Trust does not have any executive officers, directors or employees. Additionally, no equity compensation plan is maintained by the Trust. Because the Trust does not have a board of directors, it does not have a compensation committee.
ITEM 12.     Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters
(a) Equity Compensation Plans
Reference is made to "Item 5 - Equity Compensation Plans," which is incorporated herein by reference.
(b) Security Ownership of Certain Beneficial Owners
Based on filings with the SEC, the Trustee is not aware of any holders of 5% or more of the units except as set forth below. The following information has been obtained from Diversified.

Beneficial Owner	Trust Units Beneficially Owned	Percent of Class
DP Bluegrass LLC(1)	23,750,000 Common Units	50.8%
________________________________________________
(1)DP Bluegrass LLC, which is the holder of the common units reported in the above table, is an indirect, wholly-owned subsidiary of Diversified. Diversified is located at 1600 Corporate Drive, Birmingham, AL 35242. Diversified may be deemed to beneficially own the common units held by DP Bluegrass.
(c) Security Ownership of Management
Not Applicable.
(d) Changes in Control
The registrant knows of no arrangement, including any pledge by any person of securities of the registrant or its parent, the operation of which may at a subsequent date result in a change of control of the registrant.

ITEM 13.     Certain Relationships and Related Transactions and Director Independence
Related Party Transactions
Under the terms of the Trust Agreement, the Trust pays an annual administrative fee to the Trustee of $175,000 (which may be adjusted beginning on January 1, 2015), paid in four quarterly installments and billed in arrears. As of December 31, 2023, a 3.0% inflation adjustment had been made for the 2023 calendar year. As the Trust uses the modified cash basis of accounting, general and administrative expenses in the Trust's statements of distributable income for the years ended December 31, 2023, 2022 and 2021 include $204,574, $198,616, and $192,831 for administrative fees paid to the Trustee, respectively.

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
Director Independence
The Trust has no directors or executive officers; therefore, no determination has been made relative to director independence.

ITEM 14.     Principal Accountant Fees and Services
PricewaterhouseCoopers LLP ("PwC") has served as the Trust's independent registered public accounting firm since December 15, 2022 and has audited the Trust's financial statements for the years ended December 31, 2023 and 2022. Estimated fees for services performed by PwC for the years ended December 31, 2023 and 2022, were as follows:

	Years Ended December 31,
	2023	2022
Audit Fees(1)	$300,000	$—
Tax Fees	529,623	346,673
Total	$829,623	$346,673
 _____________________________________________________________________
(1)Fees for audit services in 2023 and 2022 include fees for the reviews of the Trust's quarterly financial statements.
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
ITEM 15.     Exhibits and Financial Statement Schedules
____________________________________________
(a)    The following financial statements, financial statement schedules and exhibits are filed as a part of this report:
1.Financial Statements. Chesapeake Granite Wash Trust's financial statements are included in Item 8 of Part II of this report.
2.Financial Statement Schedules. Schedules have been omitted because they are not required, not applicable or the information required has been included elsewhere herein.
3.Exhibits. The exhibits listed below in the Index of Exhibits are filed, furnished or incorporated by reference pursuant to the requirements of Item 601 of Regulation S-K.

INDEX OF EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith or Furnished

3.1	Certificate of Trust of Chesapeake Granite Wash Trust.	S-1	333-175395	3.1	7/7/2011
3.2	Amended and Restated Trust Agreement, dated as of November 16, 2011, by and among Chesapeake Energy Corporation, Chesapeake Exploration, L.L.C., The Bank of New York Mellon Trust Company, N.A., as Trustee, and The Corporation Trust Company, as Delaware Trustee.	8-K	001-35343	3.1	11/21/2011
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	001-35343	4.1	3/19/2021
10.1	Assignment and Assumption Agreement, dated as of December 11, 2020, by and among Chesapeake Energy Corporation. Chesapeake Exploration, L.L.C., Chesapeake E&P Holding, L.L.C., and Tapstone Energy, LLC.	8-K	001-35343	10.1	12/11/2020
10.2	Perpetual Overriding Royalty Interest Conveyance (PDP), dated as of November 16, 2011, by and between Chesapeake Exploration, L.L.C. and Chesapeake Granite Wash Trust.	8-K	001-35343	10.1	11/21/2011
10.3	Perpetual Overriding Royalty Interest Conveyance (PUD), dated as of November 16, 2011, by and between Chesapeake Exploration, L.L.C. and Chesapeake Granite Wash Trust.	8-K	001-35343	10.2	11/21/2011
10.4	Term Overriding Royalty Interest Conveyance (PDP), dated as of November 16, 2011, by and between Chesapeake Exploration, L.L.C. and Chesapeake E&P Holding Corporation.	8-K	001-35343	10.3	11/21/2011

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith or Furnished

10.5	Term Overriding Royalty Interest Conveyance (PUD), dated as of November 16, 2011, by and between Chesapeake Exploration, L.L.C. and Chesapeake E&P Holding Corporation.	8-K	001-35343	10.4	11/21/2011
10.6	Assignment of Term Overriding Royalty Interests, dated as of November 16, 2011, by and between Chesapeake E&P Holding Corporation and Chesapeake Granite Wash Trust.	8-K	001-35343	10.5	11/21/2011
10.7	Administrative Services Agreement, dated as of November 16, 2011, by and between Chesapeake Energy Corporation and Chesapeake Granite Wash Trust.	8-K	001-35343	10.6	11/21/2011
10.8	Development Agreement, dated as of November 16, 2011, by and among Chesapeake Energy Corporation, Chesapeake Exploration, L.L.C. and Chesapeake Granite Wash Trust.	8-K	001-35343	10.7	11/21/2011
10.9	Registration Rights Agreement, dated as of November 16, 2011, by and among Chesapeake Energy Corporation, Chesapeake Exploration, L.L.C. and Chesapeake Granite Wash Trust.	8-K	001-35343	10.9	11/21/2011
16.1	Letter of Grant Thornton LLP dated December 15, 2022 to the SEC	8-K	001-35343	16.1	12/15/2022
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Trustee's Vice President.					X
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Trustee's Vice President					X
99.1	Report of Netherland, Sewell & Associates, Inc.					X

ITEM 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: April 1, 2024

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