Form 10-Q
period 2024-03-31
CHESAPEAKE GRANITE WASH TRUST
filed 2024-05-13
CIK 1524769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X]    Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2024
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

If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [X]
As of May 10, 2024, 46,750,000 common units representing beneficial interests in Chesapeake Granite Wash Trust were outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF ASSETS AND TRUST CORPUS (Unaudited)
	March 31, 2024	December 31, 2023

	($ in thousands)
ASSETS:
Cash and cash equivalents	$3,270	$2,688

Investment in Royalty Interests	487,793	487,793
Less: accumulated amortization and impairment	(480,442)	(480,277)
Net investment in Royalty Interests	7,351	7,516
Total assets	$10,621	$10,204
TRUST CORPUS:
Trust corpus; 46,750,000 common units issued and outstanding	10,621	10,204
Total Trust corpus	$10,621	$10,204

The accompanying notes are an integral part of these financial statements.

CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF DISTRIBUTABLE INCOME (Unaudited)
	Three Months Ended March 31,
	2024	2023
	($ in thousands, except unit and per unit data)
REVENUES:
Royalty income	$1,894	$3,969
EXPENSES:
Production tax expenses	(125)	(268)
Trust administrative expenses	(500)	(65)
Cash reserves withheld	(99)	(99)
Total expenses	(724)	(432)
Distributable income available to unitholders	$1,170	$3,537

Distributable income per common unit (46,750,000 common units)	$0.0250	$0.0757

CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)
	Three Months Ended March 31,
	2024	2023
	($ in thousands)
TRUST CORPUS: Beginning of period	$10,204	$10,822
Increase (decrease) in cash and cash equivalents	412	(136)
Amortization of Investment in Royalty Interests	(165)	(176)
Distributable income available to unitholders	1,170	3,537
Distributions paid to unitholders	(1,000)	(3,537)
TRUST CORPUS: End of period	$10,621	$10,510

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
•The holders of the majority of the Trust units and a majority of the common units (excluding common units owned by Diversified and its affiliates), in each case voting in person or by proxy at a meeting of such holders at which a quorum is present, vote in favor of dissolution; except that at any time during which

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Diversified and its affiliates collectively own less than 10% of the outstanding Trust units, the standard for approval will be a majority of the Trust units, including Trust units owned by Diversified and its affiliates, voting in person or by proxy at a meeting of such holders at which a quorum is present; notwithstanding the foregoing, there are conflicting interpretations that the Trust Agreement requires the exclusion of the common units owned by Diversified and its affiliates in a vote following Tapstone's acquisition of the Underlying Properties from Chesapeake even if Diversified and its affiliates own over 10% of the outstanding Trust units; or
•The Trust is judicially dissolved.
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
2.Basis of Presentation and Significant Accounting Policies
Basis of Accounting. The accompanying unaudited Statements of Assets and Trust Corpus as of March 31, 2024 and December 31, 2023 and the unaudited interim Statements of Distributable Income and of Changes in Trust Corpus of the Trust as of and for the three months ended March 31, 2024 (the “Current Quarter") and the three months ended March 31, 2023 (the “Prior Quarter") have been presented in accordance with the rules and regulations of the United States Securities and Exchange Commission (the "SEC") and include all adjustments which are, in the opinion of the Trustee, necessary to fairly state the Trust's financial position and results of operations for the periods presented. The accompanying unaudited interim financial statements should be read in conjunction with the December 31, 2023 audited financial statements and notes of the Trust, included in the Trust’s 2023 Form 10-K. These financial statements have been prepared in accordance with the SEC instructions to Form 10-Q and, therefore, do not include all disclosures required for financial statements prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP").
Financial statements of the Trust differ from financial statements prepared in accordance with GAAP, as the Trust records revenues when received and expenses when paid and may also establish certain cash reserves for contingencies which would not be accrued in financial statements prepared in accordance with GAAP. This comprehensive basis of accounting corresponds to the accounting principles permitted for royalty trusts by the SEC as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts
Most accounting pronouncements apply to entities whose financial statements are prepared in accordance with GAAP, directing such entities to accrue or defer revenues and expenses in a period other than when such revenues were received or expenses were paid. Because the Trust’s financial statements are prepared on the modified cash basis, most accounting pronouncements are not applicable to the Trust’s financial statements.
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
Revenues and Expenses. Neither the Trust nor the Trustee is responsible for, or has any control over, any operating or capital costs of the Underlying Properties. The Trust’s revenues with respect to the Royalty Interests in the Underlying Properties are net of existing royalties and overriding royalties associated with Diversified's interests and are determined after deducting certain post-production expenses and any applicable taxes associated with the Royalty Interests. Royalty Income (and associated Production Taxes and post-production costs) for the three months ended March 31, 2024 generally includes royalties attributable to sales of oil, natural gas and NGL related to production from September 1, 2023 to November 30, 2023. Post-production expenses generally consist of costs incurred to gather, store, compress, transport, process, treat, dehydrate and market the oil, natural gas and NGL produced. However, the Trust is not responsible for costs of marketing services provided by Diversified or Diversified affiliates. Cash distributions to unitholders are reduced by the Trust's administrative expenses.
Trust administrative expenses for the three months ended March 31, 2024 generally include administrative expense related to invoices paid between the periods of November 1, 2023 to January 31, 2024. Trust administrative expenses also includes a change in cash advance that estimates three months of subsequent Trust administration expense payments each quarter.
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

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)
4.Related Party Transactions
Trustee Administrative Fee. Under the terms of the Trust Agreement, the Trust is required to pay an annual administrative fee of $175,000 to the Trustee, paid in equal quarterly installments. The administrative fee may be adjusted for inflation by no more than 3% in any calendar year beginning in 2015. To date, the Trustee's annual administrative fees have been adjusted upward by a total of 20.4% from the original fee including 2023 and 2024 increases of 3.0% for both years, to the current annual amount of $210,712.
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
Loan Commitment. Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including available cash reserves, if any) is not sufficient to pay the Trust’s ordinary course expenses as they become due, Diversified will loan funds to the Trust necessary to pay such expenses. Any funds loaned by Diversified pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness for borrowed money of the Trust. If Diversified loans funds pursuant to this commitment, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount and unless Diversified otherwise consents in writing) until such loan is repaid. There were no loans outstanding as of March 31, 2024 and December 31, 2023.
5.Distributions to Unitholders
The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s expenses, approximately 60 days following the completion of each quarter, and is required to do so under the Trust Agreement through (and including) the quarter ending June 30, 2031.
For the three months ended March 31, 2024 and 2023, the Trust declared and paid the following cash distributions:

Production Period	Distribution Date	Cash Distribution per Common Unit
September 2023 - November 2023	February 29, 2024	$0.0214

September 2022 - November 2022	March 1, 2023	$0.0757

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)
6. Subsequent Events
On May 3, 2024, the Trust declared the May 2024 Distribution in the amount of $0.0098 attributable to the production period from December 1, 2023 to February 29, 2024 (net of administrative expenses incurred between February 1, 2024 to April 30, 2024). At the time the Trust declared the May 2024 Distribution, the Trust calculated quarterly income available for distribution as being $0.0098 per common unit for such production period. In the course of finalizing the unaudited interim financial statements contained herein, it was determined that the Trust's quarterly income available for distribution was actually $0.0185 per common unit for such production period. In connection with the determination of an increase in the quarterly income available for distribution, on May 9, 2024, the Trust declared an additional distribution of $0.0087. The distributions will be paid on May 30, 2024 to common unitholders of record as of May 20, 2024. All Trust unitholders share on a pro rata basis in the Trust's distributable income.
ITEM 2. Trustee's Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The following discussion and analysis is intended to help the reader understand the Trust’s financial condition and results of operations. This discussion and analysis should be read in conjunction with the Trust’s unaudited interim financial statements and the accompanying notes relating to the Trust and the Underlying Properties included in Item 1 of Part I of this Quarterly Report as well as the Trust’s 2023 Form 10-K.
Recent Developments
Geopolitical Events
We are actively monitoring the military conflicts in Ukraine and in Israel and surrounding countries, and assessing their impact on the Trust’s business. To date, we have not experienced any material interruptions to our business given that the Underlying Properties are exclusively located within the United States. The extent and duration of the military action, sanctions and resulting market disruptions could be significant, including significant volatility in commodity prices, supply of energy resources, instability in financial markets, including inflation, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences as well as increases in cyberattacks and espionage, each of which could have a substantial impact on the global economy and consequently our business for an unknown period of time. We currently do not expect any material impact on the Trust’s business, cash flows, liquidity or financial condition; however, we have no way to predict the progress or outcome of the military conflicts in Ukraine and Israel as the conflicts, and any resulting government reactions, are rapidly developing and beyond our control.
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

The Trust is required to make quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s administrative expenses, on or about 60 days following the completion of each calendar quarter through (and including) the quarter ending June 30, 2031. During the three months ended March 31, 2024, a distribution was paid on February 29, 2024. See Liquidity and Capital Resources below and Note 5 to the financial statements contained in Item 1 of Part I of this Quarterly Report for more information regarding these distributions.
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
Results of Trust Operations
The quarterly payments to the Trust with respect to the Royalty Interests are based on the amount of proceeds actually received by Diversified during the preceding calendar quarter. Proceeds from production are typically received by Diversified in the month following the month of production. Due to the timing of the payment of production proceeds, quarterly distributions made by Diversified to the Trust generally include royalties attributable to sales of oil, natural gas and NGL for three months, comprised of the first two months of the quarter just ended and the last month of the quarter prior to that one. Diversified is required to make the Royalty Interest payments to the Trust within 35 days after the end of each calendar quarter. During the three months ended March 31, 2024, the Trust received payments on the Royalty Interests representing royalties attributable to proceeds from sales of oil, natural gas and NGL for the period from September 1, 2023 to November 30, 2023.
The Trust's revenues and distributable income available to unitholders have been adversely affected throughout 2023 and to date in 2024 by a decrease in production and a decrease in commodity prices. Due to natural declines, the Trust expects production to continue to decline and expects distributable income to continue to be adversely affected.
The Trust's Investment in Royalty Interests is subject to a quarterly full cost ceiling test. The Trust recognized no impairment of the Royalty Interests in the Current or Prior Quarter.
Distributable Income

	Three Months Ended March 31,
	2024	2023	Change
	($ in thousands, except per unit data)
Distributable income available to unitholders	$1,170	$3,537	(67)%

Distributable income per common unit	$0.0250	$0.0757	(67)%

The $2.37 million decrease in distributable income during the Current Quarter was primarily due to an increase in trust administrative expenses and a decrease in the average realized price per barrel of oil equivalent ("boe") in the production period from September 1, 2023 to November 30, 2023 (the "Current Production Quarter") as compared to the production period from September 1, 2022 to November 30, 2022 (the "Prior Production Quarter").

Royalty Income

	Three Months Ended March 31,
	2024	2023	Change
	($ in thousands, except per unit data)
Royalty income(a)	$1,894	$3,969	(52)%

Estimated production from trust properties:
Oil sales volumes (MBbl)	11	12	(8)%
Natural gas sales volumes (MMcf)	280	369	(24)%
Natural gas liquids sales volumes (MBbl)	23	33	(30)%
Total sales volumes (Mboe)	81	107	(24)%

Average prices received for production(b):
Oil ($/Bbl)	$81.05	$82.59	(2)%
Natural gas ($/Mcf)	$1.80	$5.31	(66)%
Natural gas liquids ($/Bbl)	$20.27	$30.48	(33)%
Total average price received ($/boe)	$23.33	$37.17	(37)%
(a)Net of certain post-production expenses.
(b)Includes the impact of certain post-production expenses but excludes production taxes

The decrease in royalty income is primarily attributable to a decrease in commodity pricing, as well as a decrease in production from the Producing and Development Wells. The decrease in the average price received per boe in the Current Production Quarter compared to the Prior Production Quarter resulted in a decrease of approximately $1.1 million in royalty income. Additionally, slightly lower sales volumes in the Current Production Quarter decreased royalty income by approximately $1.0 million, for a total decrease in royalty income of approximately $2.1 million in the Current Production Quarter compared to the Prior Production Quarter.
Production Taxes

	Three Months Ended March 31,
	2024	2023	Change
	($ in thousands, except per unit data)
Production tax expenses	$125	$268	(53)%

Production taxes per boe	$1.54	$2.50	(38)%
Production taxes are calculated as a percentage of oil, natural gas and NGL revenues, net of any applicable tax credits. The decrease in production taxes in the Current Quarter compared to the Prior Quarter relates primarily to a decrease in royalty income.

Trust Administrative Expenses

	Three Months Ended March 31,
	2024	2023	Change
	($ in thousands)
Trust administrative expenses(a)	$500	$65	669%
(a)Includes a change in cash advances resulting in a $25,000 increase in administrative expenses for the three months ended March 31, 2024.
Trust administrative expenses primarily consist of the administrative fees paid to the Trustees and Diversified, as well as costs for accounting and legal services. The increase in expenses in the Current Quarter is primarily related to an increase in accounting, tax preparation, and regulatory compliance expenses.
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
The Trustee may increase or decrease the targeted amount of the cash reserve at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders. Without limiting the foregoing, the Trustee has reviewed the adequacy and sufficiency of the existing cash reserve and determined that, commencing with the distribution to unitholders for the fourth quarter 2021, which was paid in March 2022, the Trustee began withholding the funds otherwise available for distribution to the unitholders each quarter to increase existing cash reserves by a total of approximately $3,200,000 over a period of several quarters. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to unitholders, together with interest earned on the funds. As of March 31, 2024, $1,759,578 has been so withheld to increase cash reserves.
The Trust is required to make quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s administrative expenses, on or about 60 days following the completion of each calendar quarter through (and including) the quarter ending June 30, 2031. The 2024 first quarter distribution of $0.0250 per common unit, consisting of proceeds attributable to production from September 1, 2023 through November 30, 2023, (net of administrative expenses) was made on February 29, 2024 to record unitholders as of February 19, 2024.

On May 3, 2024, the Trust declared the May 2024 Distribution. At the time the Trust declared the May 2024 Distribution, the Trust calculated quarterly income available for distribution as being $0.0098 per common unit for the production period from December 1, 2023 to February 29, 2024 (net of administrative expenses). In the course of finalizing the unaudited interim financial statements herein, it was determined that the Trust's quarterly income available for distribution was actually $0.0185 per common unit for such production period. In connection with the determination of an increase in the quarterly income available for distribution, on May 9, 2024, the Trust declared an additional distribution of $0.0087 for the period. The distributions will be paid on May 30, 2024 to common unitholders of record as of May 20, 2024. All Trust unitholders share on a pro rata basis in the Trust's distributable income.
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
Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including cash reserves, if any) is not sufficient to pay the Trust’s ordinary course expenses as they become due, Diversified will loan funds to the Trust necessary to pay such expenses. Any funds loaned by Diversified pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business and may not be used to satisfy Trust indebtedness for borrowed money of the Trust. If Diversified loans funds pursuant to this commitment, unless Diversified agrees otherwise in writing, no further distributions may be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. There were no loans outstanding as of March 31, 2024 and December 31, 2023.
Critical Accounting Policies and Estimates
Refer to Note 2 to the financial statements contained in Item 1 of Part I of this Quarterly Report for a discussion of significant accounting policies and estimates that impact the Trust's financial statements. Critical accounting policies and estimates relating to the Trust are contained in Item 7 of Part II of the 2023 Form 10-K. There have been no material changes to these critical accounting policies during the three months ended March 31, 2024.

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report includes “forward-looking statements” about the Trust and the Operator and other matters discussed herein that are subject to risks and uncertainties that are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact included or incorporated by reference in this document are forward-looking statements, including, without limitation, statements under “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this document regarding market factors, market prices, the proved oil, natural gas and natural gas liquids reserves associated with the properties underlying the Royalty Interests, the Trust’s or the Operator's future financial position, business strategy, budgets, projected costs and plans and objectives for future operations, information regarding target distributions, statements pertaining to future development activities and costs and information regarding production and reserve growth, statements regarding the continued trading of the Trust's common units on the Pink Open Market operated by OTC Markets Group, Inc. (the "OTC Pink"), statements regarding the geopolitical events, including the conflicts in Ukraine and Israel and the impact thereof on our and the Operator's business, financial condition, results of operations and cash flows, and actions by, or disputes among or between, members of the Organization of the Petroleum Exporting Countries and its allies are forward-looking statements. Actual outcomes and results may differ materially from those projected. Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “could,” “may,” “foresee,” “seek,” “plan,” “goal,” “assume,” “target,” “should,” “intend,” “ability,” “will,” “would,” “forecast” or other words that convey the uncertainty of future events or outcomes. These statements are based on certain assumptions made by the Trust, and by the Operator, in light of its experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform with such expectations and predictions is subject to a number of risks and uncertainties, including the risk factors discussed in Item 1A of Part I of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Form 10-K") and in Item 1A of Part II of this Quarterly Report and those set forth from time to time in the Trust’s filings with the United States Securities and Exchange Commission (the "SEC"), which could affect the future results of the energy industry in general, and the Trust and the Operator in particular, and could cause those results to differ materially from those expressed in such forward-looking statements. The actual results or developments anticipated may not be realized or, even if substantially realized, may not have the expected consequences to or effects on the Operator's business and the Trust. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in such forward-looking statements. These factors should not be construed as exhaustive, and there may also be other risks that we are unable to predict at this time. The Trustee relies on the Operator for information regarding the Royalty Interests, the Underlying Properties and the Operator itself. The Trust undertakes no obligation to publicly update or revise any forward-looking statements and expressly disclaims any obligation to do so, except as required by applicable law.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk relating to the Trust are contained in Item 7A of Part II of the 2023 Form 10-K. There have been no material changes to these risks during the three months ended March 31, 2024.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
The Trust’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act are designed to ensure that the information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Trust is accumulated and communicated by Diversified to the Trustee, and its employees who participate in the preparation of the Trust’s periodic reports as appropriate to allow timely decisions regarding required disclosures. The Trustee has evaluated the effectiveness of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this Quarterly Report. Based on this evaluation, as of March 31, 2024, the Trustee has concluded that the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended) were effective.
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
Changes in Internal Control over Financial Reporting.
There were no changes in the Trust's internal control over financial reporting during the three months ended March 31, 2024 that materially affected, or were reasonably likely to materially affect, the Trust's internal control over financial reporting.

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

ITEM 1A. Risk Factors

Factors that could materially affect our business, financial condition, operating results or liquidity and the trading price of the Trust’s common units are discussed in Item 1A. “Risk Factors” in our 2023 Form 10-K.

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
Date: May 13, 2024

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