Form 10-Q
period 2024-06-30
CHESAPEAKE GRANITE WASH TRUST
filed 2024-08-12
CIK 1524769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X]    Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2024
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

If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [X]
As of August 9, 2024, 46,750,000 common units representing beneficial interests in Chesapeake Granite Wash Trust were outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF ASSETS AND TRUST CORPUS (Unaudited)
	June 30, 2024	December 31, 2023

	($ in thousands)
ASSETS:
Cash and cash equivalents	$3,016	$2,688

Investment in Royalty Interests	487,793	487,793
Less: accumulated amortization and impairment	(480,603)	(480,277)
Net investment in Royalty Interests	7,190	7,516
Total assets	$10,206	$10,204
TRUST CORPUS:
Trust corpus; 46,750,000 common units issued and outstanding	10,206	10,204
Total Trust corpus	$10,206	$10,204

The accompanying notes are an integral part of these financial statements.

CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF DISTRIBUTABLE INCOME (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	($ in thousands, except unit and per unit data)
REVENUES:
Royalty income	$1,253	$2,915	$3,147	$6,884
EXPENSES:
Production tax expenses	(99)	(143)	(224)	(411)
Trust administrative expenses	(192)	(399)	(692)	(464)
Cash reserves withheld	(99)	(99)	(198)	(198)
Total expenses	(390)	(641)	(1,114)	(1,073)
Distributable income available to unitholders	$863	$2,274	$2,033	$5,811

Distributable income per common unit (46,750,000 common units)	$0.0185	$0.0487	$0.0435	$0.1243

CHESAPEAKE GRANITE WASH TRUST STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	($ in thousands)
TRUST CORPUS: Beginning of period	$10,621	$10,510	$10,204	$10,822
Increase (decrease) in cash and cash equivalents	(254)	64	158	(72)
Amortization of Investment in Royalty Interests	(161)	(183)	(326)	(360)
Distributable income available to unitholders	863	2,274	2,033	5,811
Distributions paid to unitholders	(863)	(2,274)	(1,863)	(5,811)
TRUST CORPUS: End of period	$10,206	$10,390	$10,206	$10,390

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
On December 11, 2020, Tapstone Energy, LLC ("Tapstone") acquired 23,750,000 common units and the Underlying Properties (as defined below) from Chesapeake in a transaction under Section 363 of the Bankruptcy Code. Pursuant to an Assignment and Assumption Agreement, dated as of December 11, 2020, by and among Chesapeake, Chesapeake Exploration, L.L.C., Chesapeake E&P Holding, L.L.C. and Tapstone, Tapstone agreed to assume all duties and obligations of Chesapeake and its subsidiaries under each of the Trust Agreement (as defined below), the administrative services agreement, the royalty conveyances and the registration rights agreement following the divestiture by Chesapeake of the Underlying Properties (as defined below) and 23,750,000 common units. On December 7, 2021, Tapstone Energy Holdings, LLC, the parent of Tapstone ("Tapstone Holdings"), merged with Diversified Energy Company PLC ("Diversified"), the parent of Diversified Production LLC ("Diversified Production"), resulting in Tapstone Holdings and Tapstone becoming wholly owned subsidiaries of Diversified (the "Merger"). Following the Merger, the 23,750,000 common units previously held by Tapstone were transferred to Diversified Production and duties previously performed by Tapstone and its subsidiaries with respect to the Trust are now performed by Diversified. The 23,750,000 common units were subsequently transferred in the third quarter of 2023 to DP Bluegrass LLC, another indirect, wholly-owned subsidiary of Diversified.
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
The Trust will dissolve and begin to liquidate on June 30, 2031 (the "Termination Date"), or earlier upon the first to occur of the below events:
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
2.Basis of Presentation and Significant Accounting Policies
Basis of Accounting. The accompanying unaudited Statements of Assets and Trust Corpus as of June 30, 2024 and December 31, 2023 and the unaudited interim Statements of Distributable Income and of Changes in Trust Corpus of the Trust for the three and six months ended June 30, 2024 (the “Current Quarter" and the "Current Period", respectively) and the three and six months ended June 30, 2023 (the “Prior Quarter" and the "Prior Period", respectively) have been presented in accordance with the rules and regulations of the United States Securities and Exchange Commission (the "SEC") and include all adjustments which are, in the opinion of the Trustee, necessary to fairly state the Trust's financial position and results of operations for the periods presented. The accompanying unaudited interim financial statements should be read in conjunction with the December 31, 2023 audited financial statements and notes of the Trust, included in the Trust’s 2023 Form 10-K. These financial statements have been prepared in accordance with the SEC instructions to Form 10-Q and, therefore, do not include all disclosures required for financial statements prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP").
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
Revenues and Expenses. Neither the Trust nor the Trustee is responsible for, or has any control over, any operating or capital costs of the Underlying Properties. The Trust’s revenues with respect to the Royalty Interests in the Underlying Properties are net of existing royalties and overriding royalties associated with Diversified's interests and are determined after deducting certain post-production expenses and any applicable taxes associated with the Royalty Interests. Royalty Income (and associated Production Taxes and post-production costs) for the three and six months ended June 30, 2024 generally includes royalties attributable to sales of oil, natural gas and NGL related to production from December 1, 2023 to February 29, 2024 and September 1, 2023 to February 29, 2024, respectively. Post-production expenses generally consist of costs incurred to gather, store, compress, transport, process, treat, dehydrate and market the oil, natural gas and NGL produced. However, the Trust is not responsible for costs of marketing services provided by Diversified or Diversified affiliates. Cash distributions to unitholders are reduced by the Trust's administrative expenses.
Trust administrative expenses for the three and six months ended June 30, 2024 generally include administrative expense related to invoices paid between the periods of February 1, 2024 to April 30, 2024 and November 1, 2023 to April 30, 2024, respectively. Trust administrative expenses also includes a change in cash advance that estimates three months of subsequent Trust administration expense payments each quarter.
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
Loan Commitment. Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including available cash reserves, if any) is not sufficient to pay the Trust’s ordinary course expenses as they become due, Diversified will loan funds to the Trust necessary to pay such expenses. Any funds loaned by Diversified pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business, and may not be used to satisfy Trust indebtedness for borrowed money of the Trust. If Diversified loans funds pursuant to this commitment, no further distributions will be made to unitholders (except in respect of any previously determined quarterly cash distribution amount and unless Diversified otherwise consents in writing) until such loan is repaid. There were no loans outstanding as of June 30, 2024 and December 31, 2023.
5.Distributions to Unitholders
The Trust makes quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s expenses, approximately 60 days following the completion of each quarter, and is required to do so under the Trust Agreement, through (and including) the quarter ending June 30, 2031.
For the six months ended June 30, 2024 and 2023, the Trust declared and paid the following cash distributions:

CHESAPEAKE GRANITE WASH TRUST
NOTES TO FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Production Period	Distribution Date	Cash Distribution per Common Unit
September 2023 - November 2023	February 29, 2024	$0.0214
December 2023 - February 2024	May 30, 2024	$0.0185
September 2022 - November 2022	March 1, 2023	$0.0757
December 2022 - February 2023	June 1, 2023	$0.0487
6. Subsequent Events
The Trust's quarterly income available for distribution was $0.0202 per common unit for the production period from March 1, 2024 to May 31, 2024 (net of administrative expenses incurred between May 1, 2024 to July 31, 2024). On August 2, 2024, the Trust declared the August 2024 Distribution attributable to such production period. The distribution will be paid on August 29, 2024 to common unitholders of record as of August 19, 2024. All Trust unitholders share on a pro rata basis in the Trust's distributable income.
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
The Royalty Interests entitle the Trust to receive 90% of the proceeds (after deducting certain post-production expenses and any applicable taxes) from the sales of production of oil, natural gas and natural gas liquids ("NGL") attributable to Diversified’s net revenue interest in the Producing Wells and 50% of the proceeds (after deducting certain post-production expenses and any applicable taxes) from the sales of oil, natural gas and NGL production attributable to Diversified’s net revenue interest in the Development Wells. Post-production expenses generally consist of costs incurred to gather, store, compress, transport, process, treat, dehydrate and market the oil, natural gas and NGL produced. However, the Trust is not responsible for costs of marketing services provided by Diversified or Diversified affiliates.

The Trust is required to make quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s administrative expenses, on or about 60 days following the completion of each calendar quarter through (and including) the quarter ending June 30, 2031. During the six months ended June 30, 2024, a distribution was paid on February 29, 2024 and May 30, 2024. See Liquidity and Capital Resources below and Note 5 to the financial statements contained in Item 1 of Part I of this Quarterly Report for more information regarding these distributions.
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
Results of Trust Operations
The quarterly payments to the Trust with respect to the Royalty Interests are based on the amount of proceeds actually received by Diversified during the preceding calendar quarter. Proceeds from production are typically received by Diversified in the month following the month of production. Due to the timing of the payment of production proceeds, quarterly distributions made by Diversified to the Trust generally include royalties attributable to sales of oil, natural gas and NGL for three months, comprised of the first two months of the quarter just ended and the last month of the quarter prior to that one. Diversified is required to make the Royalty Interest payments to the Trust within 35 days after the end of each calendar quarter. During the six months ended June 30, 2024, the Trust received payments on the Royalty Interests representing royalties attributable to proceeds from sales of oil, natural gas and NGL for the period from September 1, 2023 to February 29, 2024.
The Trust's revenues and distributable income available to unitholders have been adversely affected throughout 2023, and to date in 2024, by a decrease in production and a decrease in commodity prices. Due to natural declines, the Trust expects production to continue to decline and expects distributable income to continue to be adversely affected.
The Trust's Investment in Royalty Interests is subject to a quarterly full cost ceiling test. The Trust recognized no impairment of the Royalty Interests in the Current Quarter or Current Period.
Distributable Income

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
	($ in thousands, except per unit data)
Distributable income available to unitholders	$863	$2,274	(62)%	$2,033	$5,811	(65)%

Distributable income per common unit	$0.0185	$0.0487	(62)%	$0.0435	$0.1243	(65)%

The $1.41 million decrease in distributable income during the Current Quarter was primarily due to a decrease in the average realized price per barrel of oil equivalent (boe) in the production period from December 1, 2023 to February 29, 2024 (the "Current Production Quarter") as compared to the production period from December 1, 2022 to February 28, 2023 (the "Prior Production Quarter"), combined with a decrease in total sales volumes in the Current Production Quarter.

The $3.78 million decrease in distributable income during the Current Period was primarily due to a decrease in total sales volumes as compared to the Prior Period, combined with a decrease in the average realized price per boe during the Current Production Quarter.

Royalty Income

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
	($ in thousands, except per unit data)
Royalty income(a)	$1,253	$2,915	(57)%	$3,147	$6,884	(54)%

Estimated production from trust properties:
Oil sales volumes (MBbl)	10	12	(17)%	22	24	(8)%
Natural gas sales volumes (MMcf)	229	338	(32)%	509	707	(28)%
Natural gas liquids sales volumes (MBbl)	18	26	(31)%	41	59	(31)%
Total sales volumes (Mboe)	66	95	(31)%	148	202	(27)%

Average prices received for production(b):
Oil ($/Bbl)	$72.21	$73.47	(2)%	$76.86	$78.02	(1)%
Natural gas ($/Mcf)	$0.92	$4.35	(79)%	$1.41	$4.85	(71)%
Natural gas liquids ($/Bbl)	$16.86	$20.96	(20)%	$18.77	$26.26	(29)%
Total average price received ($/boe)	$18.85	$30.70	(39)%	$21.31	$34.12	(38)%
(a)Net of certain post-production expenses.
(b)Includes the impact of certain post-production expenses but excludes production taxes.

The decrease in royalty income in the Current Production Quarter is primarily attributable to decreases in commodity pricing, natural production declines and a deep freeze during January 2024 in Oklahoma. The decrease in the average price received per boe in the Current Production Quarter compared to the Prior Production Quarter resulted in a decrease of approximately $782,000 in royalty income. Additionally, lower sales volumes in the Current Production Quarter decreased royalty income by approximately $880,000, for a total decrease in royalty income of approximately $1.66 million in the Current Production Quarter compared to the Prior Production Quarter.
The decrease in royalty income in the Current Period is primarily attributable to decreases in commodity pricing and production declines which were exacerbated by the deep freeze during January 2024 in Oklahoma, as noted above. The decrease in the average price received per boe in the Current Period compared to the Prior Period resulted in a decrease of approximately $1.90 million in royalty income. Lower sales volumes in the Current Period decreased royalty income by approximately $1.84 million, for a total decrease in royalty income of approximately $3.74 million in the Current Period compared to the Prior Period.

Production Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
	($ in thousands, except per unit data)
Production tax expenses	$99	$143	(31)%	$224	$411	(45)%

Production taxes per boe	$1.50	$1.51	(1)%	$1.51	$2.03	(26)%
Production taxes are calculated as a percentage of oil, natural gas and NGL revenues, net of any applicable tax credits. The decrease in production taxes in the Current Quarter and Current Period compared to the Prior Quarter and Prior Period relates primarily to a decrease in royalty income.
Trust Administrative Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
	($ in thousands)
Trust administrative expenses(a)	$192	$399	(52)%	$692	$464	49%
(a)Includes a change in cash advances resulting in a $125,000 increase and a $150,000 increase in administrative expenses for the three and six months ended June 30, 2024, respectively.

Trust administrative expenses primarily consist of the administrative fees paid to the Trustees and Diversified, as well as costs for accounting and legal services. The decrease in expenses in the Current Quarter is primarily related to decreased accounting and insurance expenses. The increase in expenses in the Current Period is primarily related to increased accounting and legal expenses.
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
The Trustee may increase or decrease the targeted amount of the cash reserve at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the unitholders. Without limiting the foregoing, the Trustee has reviewed the adequacy and sufficiency of the existing cash reserve and determined that, commencing with the distribution to unitholders for the fourth quarter 2021, which was paid in March 2022, the Trustee began withholding the funds otherwise available for distribution to the unitholders each quarter to increase existing cash reserves by a total of approximately $3,200,000 over a period of several quarters. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to unitholders, together with interest earned on the funds. As of June 30, 2024, $1,858,328 has been so withheld to increase cash reserves.
The Trust is required to make quarterly cash distributions of substantially all of its cash receipts, after deducting the Trust’s administrative expenses, on or about 60 days following the completion of each calendar quarter through (and including) the quarter ending June 30, 2031. The 2024 second quarter distribution of $0.0185 per common unit, consisting of proceeds attributable to production from December 1, 2023 through February 29, 2024, (net of administrative expenses) was made on May 30, 2024 to record unitholders as of May 20, 2024.
On August 2, 2024, the Trust announced the August 2024 Distribution. The Trust's quarterly income available for distribution was $0.0202 per common unit consisting of proceeds attributable to production from March 1, 2024 to May 31, 2024 (net of administrative expenses). The distribution will be paid on August 29, 2024 to common unitholders of record as of August 19, 2024. All Trust unitholders share on a pro rata basis in the Trust's distributable income.
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
Pursuant to the Trust Agreement, if at any time the Trust’s cash on hand (including cash reserves, if any) is not sufficient to pay the Trust’s ordinary course expenses as they become due, Diversified will loan funds to the Trust necessary to pay such expenses. Any funds loaned by Diversified pursuant to this commitment will be limited to the payment of current accounts payable or other obligations to trade creditors in connection with obtaining goods or services or the payment of other current liabilities arising in the ordinary course of the Trust’s business and may not be used to satisfy Trust indebtedness for borrowed money of the Trust. If Diversified loans funds pursuant to this commitment, unless Diversified agrees otherwise in writing, no further distributions may be made to unitholders (except in respect of any previously determined quarterly cash distribution amount) until such loan is repaid. There were no loans outstanding as of June 30, 2024 and December 31, 2023.
Critical Accounting Policies and Estimates
Refer to Note 2 to the financial statements contained in Item 1 of Part I of this Quarterly Report for a discussion of significant accounting policies and estimates that impact the Trust's financial statements. Critical accounting policies and estimates relating to the Trust are contained in Item 7 of Part II of the 2023 Form 10-K. There have been no material changes to these critical accounting policies during the six months ended June 30, 2024.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about market risk relating to the Trust are contained in Item 7A of Part II of the 2023 Form 10-K. There have been no material changes to these risks during the six months ended June 30, 2024.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
The Trust’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are designed to ensure that the information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Trust is accumulated and communicated by Diversified to the Trustee, and its employees who participate in the preparation of the Trust’s periodic reports as appropriate to allow timely decisions regarding required disclosures. The Trustee has evaluated the effectiveness of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this Quarterly Report. Based on this evaluation, as of June 30, 2024, the Trustee has concluded that the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended) were effective.
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
Changes in Internal Control over Financial Reporting.
There were no changes in the Trust's internal control over financial reporting during the three months ended June 30, 2024 that materially affected, or were reasonably likely to materially affect, the Trust's internal control over financial reporting.

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

ITEM 5. Other Information

(a) None.

(b) Not applicable.

(c) The Trust does not have any directors (as defined in Section 3(a)(7) of the Exchange Act) or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) and as a result, no such persons adopted, terminated or modified any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K), with respect to the Trust's common units.

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
Date: August 12, 2024

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